Form 10-Q
period 1996-03-31
ATCHISON CASTING CORP
filed 1996-05-10
CIK 911115

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    		SECURITIES EXCHANGE ACT OF 1934

              			For the quarterly period ended March 31, 1996

                                      OR

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF	THE
      SECURITIES EXCHANGE ACT OF 1934

            			For the transition period from ________ to ___________


                 			  Commission File Number 0-22368

                       Atchison Casting Corporation
          (Exact name of registrant as specified in its charter)


             Kansas		                     		       48-1156578
 (State or other jurisdiction of		             	(I.R.S. Employer
 incorporation or organization)               	Identification No.)

 400 South Fourth Street, Atchison, Kansas		      	  66002
 (Address of principal executive offices)		       	(Zip Code)

 (Registrant's telephone number, including area code)     (913)367-2121

                             Not Applicable
            (Former name, former address and former fiscal year,
                    if changed since last report.)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.  Yes X .No   .

	There were 5,522,379 shares of common stock, $.01 par value per share, outstanding on May 10, 1996.

  PART I

  ITEM 1.  Financial Statements.

                 ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                               (In Thousands)

                                             March 31,           June 30,
                                                1996               1995

  ASSETS

  CURRENT ASSETS:
    Cash and cash equivalents                 $ 4,145            $   759
    Customer accounts receivable, net of
      allowance for doubtful accounts of
      $279 and $794, respectively              32,020             22,148
    Insurance receivable                         -                 6,137
    Inventories                                27,764             23,382
    Deferred income taxes                       2,265              2,813
    Other current assets                        2,299              1,357

          Total current assets                 68,493             56,596


  PROPERTY, PLANT AND EQUIPMENT, Net           68,831             56,152

  INTANGIBLE ASSETS, Net                       18,715             15,245

  DEFERRED CHARGES, Net                           354                315

  OTHER ASSETS                                  2,412              1,979



  TOTAL                                      $158,805           $130,287



  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts payable                           $11,580            $9,502
    Accrued expenses                            18,929            19,367
    Current maturities of long-term
      obligations                                  704               -

           Total current liabilities            31,213            28,869

  LONG-TERM OBLIGATIONS                         51,209            34,920

  DEFERRED INCOME TAXES                          6,554             5,784

  OTHER LONG-TERM OBLIGATIONS                    1,253             1,193

  EXCESS OF ACQUIRED NET ASSETS OVER COST, Net     981             1,267

  POST-RETIREMENT OBLIGATION OTHER THAN PENSION  5,145             5,044

  MINORITY INTEREST IN SUBSIDIARIES                648               512

  STOCKHOLDERS' EQUITY:

     Preferred stock, $.01 par value, 2,000,000
       authorized shares; no shares issued and
       outstanding                                  -                 -

     Common stock, $.01 par value, 19,300,000
       authorized shares; 5,558,381 and 5,520,581
       shares issued and outstanding including
       treasury shares, respectively                56                55

     Class A common stock (non-voting), $.01 par
       value, 700,000 authorized shares; no shares
       issued and outstanding                       -                 -

     Additional paid-in capital                 42,083            41,623

     Retained earnings                          20,026            11,386

     Minimum pension liability adjustment         (385)             (375)

     Accumulated foreign currency translation
       adjustment                                   22                 9

                                                61,802            52,698
     Less shares held in treasury:
       Common stock,  36,002 and 30,823 shares,
       at cost, respectively                       -                 -

           Total stockholders' equity           61,802            52,698

  TOTAL                                       $158,805          $130,287

                 See Notes to Consolidated Financial Statements.


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In Thousands, Except Share Data)


                               Three Months Ended         Nine Months Ended
                                    March 31,                  March 31,
                                1996         1995          1996        1995


  NET SALES                   $52,330       $41,433     $130,000     $103,202

  COST OF GOODS SOLD           44,478        33,823      111,547       85,052

  GROSS PROFIT                  7,852         7,610       18,453       18,150


  OPERATING EXPENSES:

    Selling, general and
      administrative            3,848         3,447       10,911        9,190

    Amortization of intangibles   387           392        1,131        1,032

    Other expense (income)
     (Note 4)                      (1)          220      (10,282)      (5,275)

       Total operating
         expenses               4,234         4,059        1,760        4,947


  OPERATING INCOME              3,618         3,551       16,693       13,203

  INTEREST EXPENSE                784           648        2,056        1,597

  MINORITY INTEREST IN NET
    INCOME OF SUBSIDIARIES         64            96          137          174

  INCOME BEFORE TAXES           2,770         2,807       14,500       11,432

  INCOME TAXES                  1,307         1,159        5,860        4,600

  NET INCOME                   $1,463        $1,648       $8,640       $6,832


  NET INCOME PER COMMON AND
    EQUIVALENT SHARES:          $0.27         $0.30        $1.57        $1.25


  WEIGHTED AVERAGE NUMBER OF
    COMMON AND EQUIVALENT
    SHARES OUTSTANDING:     5,513,355     5,486,137    5,512,547    5,474,335


                 See Notes to Consolidated Financial Statements.



                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In Thousands)

                                                        Nine Months Ended
                                                            March 31,
                                                       1996            1995

  CASH FROM OPERATING ACTIVITIES:
     Net Income                                       $8,640          $6,832
     Adjustments to reconcile net income to
       net cash from operating activities:
         Depreciation and amortization                 5,283           4,437
         Minority interest in net income of
           subsidiary                                    136             174
         Gain on disposal of capital assets               (2)             -
         Accretion of long-term obligations discount     131             118
         Deferred income taxes                         1,565             897
         Changes in assets and liabilities:
           Receivables                                (1,935)            280
           Inventories                                (1,789)         (1,827)
           Other current assets                         (841)           (162)
           Accounts payable                            1,611           1,887
           Accrued expenses                           (1,709)          1,624
           Post retirement obligation other
             than pension                                101             155
           Other                                           3              27
                 Cash from operating activities       11,194          14,442


  CASH FROM INVESTING ACTIVITIES:

     Capital expenditures                             (8,892)        (10,326)
     Payment for purchase of net assets of
       subsidiaries cash acquired of $1,778 and
       $49, respectively                             (13,251)        (13,777)
     Proceeds from sale of capital assets                  7             -
     Assets held for resale                             (319)            -
                 Cash from investing activities      (22,455)        (24,103)


  CASH FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock              461             577
     Proceeds from sale of minority interest in
       subsidiary                                         -              108
     Payments on long-term obligations                  (122)        (21,026)
     Borrowings on long-term obligations              14,460          11,264
     Capitalized financing costs paid                   (150)           (221)
     Proceeds from issuance of long-term obligations      -           20,000
                 Cash from financing activities       14,649          10,702


  EFFECT OF EXCHANGE RATE ON CASH                         (2)             (1)

  NET INCREASE IN CASH AND CASH EQUIVALENTS           $3,386          $1,040

  CASH AND CASH EQUIVALENTS, Beginning of period         759             638

  CASH AND CASH EQUIVALENTS, End of period            $4,145          $1,678


  CASH PAID DURING THE PERIOD FOR:

       Interest                                       $2,386          $1,381

       Income taxes                                   $6,661          $4,174

                    See Notes to Consolidated Financial Statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.	Accounting Policies and Basis of Presentation

	The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended June 30, 1995, as included in the Company's 1995 Annual Report to Stockholders.

	The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

	Certain March 31, 1995 amounts have been reclassified to conform with March 31, 1996 classifications.

2.	Inventories

                              						            As of
						                             	____________________________

                    							          March 31,	        June 30,
							                                1996		            1995
                        								            (Thousands)

		Raw materials			       	           $ 4,104	 	        $  2,690
		Work-in-process		                 		18,175		           16,249
		Finished goods			      	             2,304		            2,322
		Deferred supplies		    	          	  3,181	             2,121
							                              $27,764	           $23,382

3.	Income Taxes

	The provision for income taxes consisted of:

                                						   Nine Months Ended
							                                      March 31,
							                                 1996           1995
							                                     (Thousands)

	Current:
     Domestic           			        	   $4,563        $ 3,672
     Foreign	          			               (268)   	        31
							                                $4,295       	$ 3,703

		Deferred:
     Domestic			                       $1,565	       $   897
     Foreign				                        ----	          ----
							                                $1,565       	$   897

 	Total			                       		    $5,860       	$ 4,600

4.	Other Income

	The Company's fiscal 1996 first nine months results included $10.6 million ($11.8 million before deduction of fees paid to consultants who assisted in the development of the claim and amounts recovered for the repair and replacement of property) of partial insurance payments recorded by the Company covering the period of July 1, 1994 through December 31, 1995. The Company's fiscal 1995 first nine months results included $5.5 million of partial insurance payments received by the Company covering the period of June 24, 1993 through June 30, 1994. These payments, by the Company's insurance carrier, resulted from the business interruption portion of the Company's insurance claim filed as a result of the July 1993 Missouri River flood.


5.	La Grange Foundry Inc.

	On December 14, 1995, the Company purchased certain assets of the La Grange,
 Missouri foundry operations of Gardner Denver Machinery Inc. for $5.2 million in cash.  La Grange Foundry Inc. produces gray and ductile iron castings for the industrial compressor and pump markets, among others.
 The Company financed this transaction with funds available under its revolving credit facility.


6.	The G&C Foundry Company

	On March 11, 1996, the Company purchased all of the outstanding capital stock of The G&C Foundry Company, an Ohio corporation ("G&C"), for
 $9,620,257 and the assumption of $2.0 million of change of control benefits. In addition, G&C had $524,348 of other outstanding indebtedness at closing. G&C, located in Sandusky, Ohio, is a foundry that produces gray and ductile iron castings, principally used in hydraulic applications. The Company financed this transaction with funds available under its revolving credit facility.


7.	Subsequent Events

	On April 11, 1996, the Company received from the Company's insurance carrier $13.6 million ($12.6 million after deduction of fees paid to consultants who assisted in the development of the claim) and a $7.0 million annuity payable on November 1, 1998, in final settlement of the Company's insurance claim filed as a result of the July 1993 Missouri River flood. This $13.6 million consisted of $695,000 ($417,000, net of related income tax expense of $278,000) from the business interruption portion of the Company's claim and $12.9 million under the casualty portion of the Company's insurance claim are for repair and replacement of plant and equipment damaged in the flood.


Item 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION


Results of Operations:

 Net sales for the third quarter of fiscal 1996 were $52.3 million, representing an increase of $10.9 million, or 26.3%, over net sales of $41.4 million in the third quarter of fiscal 1995. In the third quarter of fiscal 1996, the Company's subsidiary, Empire Steel Castings, Inc. ("Empire Steel") (acquired February 1, 1995), generated net sales of $3.6 million, representing an increase of $2.1 million over the $1.5 million of net sales generated by Empire Steel in the two month period in the third quarter of fiscal 1995. The operations acquired by the Company since April 1, 1995 generated net sales of $5.9 million in the third quarter of fiscal 1996, as follows:

                                        										FY96 Third Quarter
	Operation		                 		Date Acquired			        Net Sales

 La Grange Foundry Inc.	   		December 14, 1995		     $5.1 million
 The G&C Foundry Company	   		March 11, 1996		        0.8 million

 Excluding net sales generated by operations acquired since February 1, 1995, net sales for the third quarter of fiscal 1996 were $42.8 million, representing an increase of $2.9 million, or 7.3%, as compared to the third quarter of fiscal 1995. This 7.3% increase in net sales was due primarily to increases in net sales to the mining and construction, energy and utility markets, partially offset by decreases in net sales to the locomotive, mass transit, trucking and military markets.

 Net sales for the first nine months of fiscal 1996 were $130.0 million, representing an increase of $26.8 million, or 26.0%, over net sales of $103.2 million in the first nine months of fiscal 1995. In the first nine months of fiscal 1996, the Company's Canadian subsidiary, Canadian Steel Foundries Ltd. ("Canadian Steel") (acquired November 30, 1994), generated net sales of $13.6 million, representing an increase of $8.6 million over the $5.0 million of net sales generated by Canadian Steel in the four month period in the first nine months of fiscal 1995. In the first nine months of fiscal 1996, the Company's subsidiary, Kramer International, Inc. ("Kramer International") (acquired January 3, 1995) generated net sales of $9.3 million, representing an increase of $6.6 million over the $2.7 million of net sales generated by Kramer International in the three month period in the first nine months of fiscal 1995. In the first nine months of fiscal 1996, the Company's Empire Steel operation generated net sales of $9.7 million, representing an increase of $8.2 million over the $1.5 million of net sales generated by Empire Steel in the two month period in the first nine months of fiscal 1995. The operations acquired by the Company since April 1, 1995 generated net sales of $6.4 million in the first nine months of fiscal 1996, as follows:

                                         										FY 96 First Nine
										                                              Months
	Operation 	                  	Date Acquired		  	     Net Sales

 La Grange Foundry Inc.	   		December 14, 1995	  	   $5.6 million
 The G&C Foundry Company	  	 	March 11, 1996	   	     0.8 million

 Excluding net sales generated by operations acquired since November 30, 1994, net sales for the first nine months of fiscal 1996 were $91 million, representing a decrease of 3.2%, as compared to the first nine months of fiscal 1995. This 3.2% decrease in net sales was due primarily to decreases in net sales to the locomotive, mass transit and trucking markets, partially offset by increases in net sales to the mining and construction, energy and utility markets. In addition, the Company recorded, in the first quarter of fiscal 1995, a non-recurring sale to Indian Railways of $746,000.

 Gross profit for the third quarter of fiscal 1996 increased by $242,000, or 3.2%, to $7.9 million, or 15.0% of net sales, compared to $7.6 million, or 18.4% of net sales, for the third quarter of fiscal 1995. Gross profit for the first nine months of fiscal 1996 increased by $303,000, or 1.7%, to $18.5 million, or 14.2% of net sales, compared to $18.2 million, or 17.6% of net sales, for the first nine months of fiscal 1995. The increase in gross profit for both periods was primarily due to increased sales volume levels. The decrease in gross profit as a percentage of net sales for both periods is attributable to: (i) the continuing start-up of the Company's Amite facility in Louisiana and non-recurring costs associated with the transfer to that facility of production from a foundry purchased in May 1995,
 (ii) the completion, at Canadian Steel, of several negative margin orders which were accepted prior to the acquisition of Canadian Steel by the Company, (iii) a change in product mix toward product segments which have a lower gross profit as a percentage of net sales and (iv) above average training expense associated with the start-up of new products. The decrease in gross profit as a percentage of net sales for the first nine months of fiscal 1996 is also attributable to (i) higher maintenance costs associated with deferred maintenance expense on two newly acquired foundries and increased maintenance costs related to regularly scheduled July shutdowns at the Company's other foundries and (ii) a non-recurring sale in the first quarter of fiscal 1995 to Indian Railways of $746,000, which sale had a much higher gross profit as a percentage of net sales than the Company's average.

 Selling, general and administrative expenses for the third quarter of fiscal 1996 were $3.8 million, or 7.4% of net sales, compared to $3.4 million, or 8.3% of net sales, for the third quarter of fiscal 1995. For the first nine months of fiscal 1996, selling, general and administrative expenses were $10.9 million, or 8.4% of net sales, compared to $9.2 million, or 8.9% of net sales, for the first nine months of fiscal 1995. The increase in selling, general and administrative expenses for both periods was primarily attributable to decreased expenditures for outside professional services.

 Amortization of certain intangibles for the third quarter of fiscal 1996 was $387,000, or 0.7% of net sales, as compared to $392,000, or 0.9% of net sales, in the third quarter of fiscal 1995. Amortization of certain intangibles for the first nine months of fiscal 1996 was $1.1 million, or 0.9% of net sales, as compared to $1.0 million, or 1.0% of net sales, for the first nine months of fiscal 1995. The intangible assets consist of the capitalized value of a non-compete agreement with Rockwell International and goodwill recorded in connection with the acquisitions of Prospect Foundry, Inc., Kramer International, Empire Steel and The G&C Foundry Company ("G&C"). Partially offsetting the expense relating to the amortization of these assets is the amortization of the excess of acquired net assets over cost (negative goodwill) recorded by the Company in connection with the acquisition of Canadian Steel.

 Other income in the first nine months of fiscal 1996 was $10.3 million
 ($7.0 million, net of related income tax expense of $3.3 million), consisting primarily of $10.6 million ($11.8 million before deduction of fees paid to consultants who assisted in the development of the claim and amounts recovered for the repair and replacement of property) of partial payments by the Company's insurance carrier. Other income in the first nine months of fiscal 1995 was $5.3 million ($3.2 million, net of related income tax expense of $2.1 million), consisting primarily of $5.5 million of partial payments by the Company's insurance carrier. The payments by the Company's insurance carrier, in both periods of fiscal 1995 and fiscal 1996, resulted from the business interruption portion of the Company's insurance claim filed as a result of the July 1993 Missouri River Flood. Other expense in the third quarter of fiscal 1995 was $220,000 ($134,000, net of related income tax expense of $86,000), which consisted of expenses in connection with the Company's legal proceedings against Dofasco, Inc.

 Interest expense for the third quarter of fiscal 1996 increased to $784,000, or 1.5% of net sales, from $648,000, or 1.6% of net sales, in the third quarter of fiscal 1995. For the first nine months of fiscal 1996, interest expense increased to $2.1 million, or 1.6% of net sales, from $1.6 million, or 1.5% of net sales, in the first nine months of fiscal 1995. The increase in interest expense for both periods is the result of an increase in the average amount of indebtedness outstanding. The increase in average amount of outstanding indebtedness is primarily a result of the Company's Amite, Louisiana facility.

 Income tax expense for the third quarter of fiscal 1996 has been provided at an effective rate of 46.0%, which is higher than the federal and state statutory rate because of the provision for tax benefits at lower effective rates on losses at foreign subsidiaries. Losses at foreign subsidiaries were not sufficiently large to affect the effective tax rate for the first nine months of fiscal 1996, which was provided at a rate of approximately 40%. Income tax expense for the third quarter and first nine months of fiscal 1995 was provided at the combined federal and state statutory rate of approximately 40%.

 As a result of the foregoing factors, net income for the third quarter of fiscal 1996 was $1.5 million, compared to net income of $1.6 million for the third quarter of fiscal 1995. Net income for the first nine months of fiscal 1996 was $8.6 million, compared to net income of $6.8 million for the first nine months of fiscal 1995.


Liquidity and Capital Resources:

 Cash provided by operating activities for the first nine months of fiscal 1996 was $11.2 million, a decrease of $3.2 million from the first nine months of fiscal 1995. This decrease was primarily attributable to increased trade receivable balances and the payment of income taxes.

 Working capital was $37.3 million at March 31, 1996, as compared to $27.7 million at June 30, 1995. The increase primarily resulted from net additional working capital of $1.8 million and $3.4 million associated with the newly acquired La Grange Foundry and G&C foundry operations, respectively, and decreases in accrued expenses.

 During the first nine months of fiscal 1996 the Company made capital expenditures of $8.9 million, as compared to $10.3 million for the first nine months of fiscal 1995. Included in the first nine months of fiscal 1996 were capital expenditures of $544,000 to acquire a production facility previously leased by the Company's subsidiary, Prospect Foundry, Inc., and capital expenditures of $1.1 million to acquire an inactive production/ storage facility adjacent to the Company's Canadian Steel subsidiary. The balance of capital expenditures was used for routine projects at each of the Company's facilities. Included in the first nine months of fiscal 1995 were capital expenditures of $7.2 million at the Amite, Louisiana facility, which became operational in late October 1994.

 The Company's fiscal 1996 first nine month results included $10.6 million ($6.5 million, net of related income tax expense of $4.1 million) of partial insurance payments received from the Company's insurance carrier covering the period July 1, 1994 through December 31, 1995. The Company's insurance claim, filed as a result of the July 1993 Missouri River flood, consists of both a business interruption and property damage claim. These partial payments resulted from the business interruption portion of the Company's claim.

 On December 14, 1995, the Company purchased certain assets of the La Grange, Missouri foundry operations of Gardner Denver Machinery Inc. for $5.2 million in cash. La Grange Foundry Inc. ("La Grange Foundry") produces gray and ductile iron castings for the industrial compressor and pump markets, among others. The Company financed this transaction with funds available under its revolving credit facility.

 On March 11, 1996, the Company purchased all of the outstanding capital stock of G&C, an Ohio corporation, for $9,620,257 and the assumption of $2.0 million of change of control benefits. In addition, G&C had $524,348 of other outstanding indebtedness at closing. G&C, located in Sandusky, Ohio, is a foundry that produces gray and ductile iron castings, principally used in hydraulic applications. The Company financed this transaction with funds available under its revolving credit facility.

 On March 8, 1996, the Company and its bank entered into the First Amendment to the Credit Agreement providing for an increase in unsecured loans from $20 million to $40 million and an increase in permitted subsidiary indebtedness from $2.5 million to $5.5 million. At March 31, 1996, $8.3 million was available for borrowing under this revolving credit facility. Loans under this revolving credit facility may be used for general corporate purposes, acquisitions and approved investments.

 On March 8, 1996, the Company and the insurance company holding the Company's $20 million aggregate principal amount of unsecured, senior notes entered into the First Amendment to the Note Purchase Agreement providing for an increase in permitted subsidiary indebtedness from $2.5 million to $5.5 million.

 Total indebtedness of the Company at March 31, 1996 was $51.9 million, as compared to $34.9 million at June 30, 1995. This increase of $17.0 million primarily reflects indebtedness incurred of $5.3 million and $12.3 million to finance the acquisitions of La Grange Foundry and G&C, respectively.

 On April 11, 1996, the Company received from the Company's insurance carrier $13.6 million ($12.6 million after deduction of fees paid to consultants who assisted in the development of the claim) and a $7.0 million annuity payable on November 1, 1998, in final settlement of the Company's insurance claim filed as a result of the July 1993 Missouri River flood. This $13.6 million consisted of $695,000 ($417,000, net of related income tax expense of $278,000) from the business interruption portion of the Company's and $12.9 million under the casualty portion of the Company's claim. Payments received under the casualty portion of the Company's insurance claim are for repair and replacement of plant and equipment damaged in the flood.

 The Company anticipates that its operating cash flow and amounts available under its bank revolving credit facility will be adequate to fund capital expenditures and working capital requirements for the next two years.

PART II


ITEM 1 -	Legal Proceedings

		NONE


ITEM 2    -	Changes in Securities

		NOT APPLICABLE


ITEM 3    -	Defaults Upon Senior Securities

		NOT APPLICABLE


ITEM 4    -	Submission of Matters to a Vote of Security Holders

		NOT APPLICABLE


ITEM 5    -	Other Information

		NOT APPLICABLE


ITEM 6    -	Exhibits and Reports on Form 8-K

(a)	Exhibits

			2   	Stock Purchase Agreement dated as of February 28, 1996 by and among the stockholders of G&C, the Stockholders' Representative and the Company (incorporated by reference to Exhibit 2 of the Company's
        Current Report on Form 8-K dated March 25, 1996)


			4.1 	First Amendment dated as of March 8, 1996 to the Credit
        Agreement dated July 29, 1994, among the Company, the Banks party thereto and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K
        dated March 25, 1996)

			4.2 	First Amendment dated as of March 8, 1996 to the Note Purchase
        Agreement dated July 29, 1994, between the Company and Teachers
        Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K
        dated March 25, 1996)

		10.1 	Letter Agreement dated as of May 1, 1996 between the Company and Hugh H. Aiken providing for certain termination and change of control benefits.

		10.2 	Hugh H. Aiken Supplemental Retirement Benefit Plan.

  EX-27 Financial Data Schedule

(b)	Reports on Form 8-K

    A Current Report on Form 8-K dated March 25, 1996 with respect to Items 2 and 7 relating to the acquisition of The G&C Foundry Company was filed with the Securities and Exchange Commission by the Company.


                *  *  *  *  *  *  *  *  *  *  *  *  *  *  *


                                SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               								Atchison Casting Corporation
									                                      (Registrant)



 DATE:		May 10, 1996	               		/s/ HUGH H. AIKEN
	                               						Hugh H. Aiken, Chairman of the
                              								  Board, President and Chief
								                                Executive Officer



 DATE:		May 10, 1996	 	              	/s/ KEVIN T. MCDERMED
                              								Kevin T. McDermed, Vice President,
                             							  Chief Financial Officer, Treasurer
                              								  and Secretary

 EXHIBIT INDEX


 Exhibit
  10.1		Letter Agreement dated as of May 1, 1996 between
	      	the Company and Hugh H. Aiken providing for certain termination and change of control benefits.

  10.2		Hugh H. Aiken Supplemental Retirement Benefit Plan.

  EX-27 Financial Data Schedule

EXHIBIT 10.1

May 1, 1996


Mr.  Hugh H. Aiken
President and Chief Executive Officer
Atchison Casting Corporation
400 South Fourth Street
Atchison, Kansas  66002

Dear Mr. Aiken:

	In view of your position as Chairman of the Board, President and Chief Executive Officer of Atchison Casting Corporation (the "Company") and in consideration of your services in such capacities, the Board of Directors (the "Board") of the Company has approved the commitment by the Company to provide you ("Employee") with certain benefits in the event your employment is terminated for any reason other than Cause (as defined herein) or in the event of a Change of Control (as defined herein). This letter agreement
 (the "Agreement") sets forth the terms and conditions of the Company's agreement with you concerning such benefits.

 1.		Certain Definitions.

	1.1 Cause. "Cause" means the reasonable and good faith determination by the Board that the Employee has (a) materially breached any of the terms of his Employment Agreement with the Company, as amended from time to time, or the Stock Restriction Agreement between the Employee and the Company, as amended from time to time, (b) engaged in gross misconduct, criminal acts or acts of moral turpitude injurious to the Company, or (c) engaged in acts of dishonesty adversely affecting the Company.

	1.2	Change of Control.  A "Change of Control" shall be deemed to have occurred at any of the following times:

     (a)	At the time individuals who, as of the date hereof, constitute the Board (as of the date hereof, the "Incumbent Board") cease for any reason to constitute at least a majority of the Board, provided that any person becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then compromising the Incumbent Board (other than an election or nomination of an individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election ofthe directors of the Company, as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) shall be, for purposes of this subsection 1.2(a), considered as though such person were a member of the Incumbent Board; or

     (b) Upon the acquisition by any person, entity or "group" within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act (excluding, for this purpose, the Company or its affiliates, and any employee benefit plan of the Company or its affiliates which acquires beneficial ownership of voting securities of the Company) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 25% or more of either the then outstanding shares of common stock of the Company or the Combined Voting Power of the Company's then outstanding voting securities if such person, entity or group becomes the largest shareholder of the Company. "Combined Voting Power" means the combined voting power of the Company's then outstanding voting securities generally entitled to vote in the election of directors; or

     (c) Upon the approval by the shareholders of the Company of a reorganization, merger, consolidation (in each case, with respect to which persons who were the shareholders of the Company immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own more than 50% of the Combined Voting Power of the reorganized, merged or consolidated company's then outstanding voting securities) or a liquidation or dissolution of the Company or of the sale of all or substantially all of the assets of the Company; or

    (d) The occurrence of any other event which the Incumbent Board in its sole discretion determines constitutes a Change of Control.

 2. Termination and Change of Control Benefits. If (a) Employee's employment with the Company as CEO is terminated by the Company for any reason other than for Cause, Employee's death, disability or retirement, or (b) a Change of Control occurs at a time when Employee is employed by the Company
 (whether or not Employee remains employed by the Company after the Change of Control is consummated), then the Company shall pay in a lump sum, in cash, on the fifth business day following the date of Employee's termination of employment or the consummationof the Change of Control, an amount equal to three times the Employee's salary at the base rate in effect immediately prior to that time; provided, that if, after giving effect to this Agreement, any portion of any payments to the Employee by the Company hereunder and pursuant to any other present of future plan, program or agreement by the Company and any of its subsidiaries would not be deductible by the Company for Federal income tax purposes by reason of application of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), then payment of that portion to Employee shall be deferred until the earliest date upon which payment thereof can be made to Employee without being nondeductible pursuant to Section 7872(f)(2) of the Code, compounded semi-annually; and provided further, that if the payment hereunder, either alone or together with other payments which the Employee has the right to receive from the Company, would constitute a "parachute payment" (as defined in Section 280G(b)(2) of the Code), such payment shall be reduced to the largest amount that the Employee may receive without imposition of the excise tax imposed by Section 4999 of the Code.

 3. Continued Employment after Change of Control. If the Employee is requested to remain as an employee of the Company as a condition imposed by the buying or selling shareholders in connection with a Change of Control, the Employee agrees to remain employed by the Company for up to one year after such Change of Control at an annual base salary in an amount no less than the Employee's base salary in effect immediately prior to the consummation of the Change of Control in addition to the other benefits provided in this Agreement in connection with a Change of Control.

 4. Offset for Other Arrangements. The benefits provided hereunder will be reduced by the amount of any severance benefits to which Employee is entitled under the Company's severance benefits policy for terminated employees, if any, or any other agreement between the Employee and the Company for severance benefits.

 5. Notice of Termination. Any termination by the Company for Cause shall be communicated by written notice to the Employee given by hand delivery or by registered or certified mail, return receipt requested, postage prepaid at Employee's address as set forth in the Company's records. Any notice given pursuant to this paragraph 5 shall be effective the earlier of when such notice is actually received by Employee or three days after such notice is delivered or sent.

 6. Nonexclusivity. Nothing in this Agreement shall prevent or limit Employee's continuing or future participation in any benefit, bonus, incentive or other plans, programs, policies or practices provided by the Company and for which Employee may otherwise qualify, nor shall anything herein limit or otherwise affect such rights as any Employee may have under any stock option or other agreements with the Company. Except as otherwise expressly provided herein, amounts which are vested benefits or which Employee is otherwise entitled to receive under any plan, policy, practice or program of the Company at or subsequent to the termination of Employee's employment shall be payable in accordance with such plan, policy, practice or program.

 7. Successor to Company. The Company shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the Company, expressly and unconditionally to assume and agree to perform the Company's obligations under this Agreement, in the same manner and to the same extent that the Company would be required to perform if no such succession or assignment had taken place. In such event, the term "Company," as used in this Agreement, shall mean the Company and any successor or assignee to the business or assets which by reason hereof by the terms and provisions of this Agreement.

 8. Amendment and Termination. The Incumbent Board may from time to time supplement, amend or terminate this Agreement or make any other provisions which the Company may deem necessary or desirable with the written approval of Employee. The form of any proper amendment or termination of this Agreement shall be a written instrument signed by the Employee and a duly authorized officer of the Company certifying that the amendment or termination has been approved by the Incumbent Board.

 9.	Miscellaneous.

 9.1	Employment Status.  This Agreement does not constitute a contract of employment or impose on Employee or the Company any obligation to retain Employee as an employee, to change the status of Employee's employment or to change the Company's policies regarding termination of employment.

 9.2	No Assignment.  No benefit hereunder shall be subject to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance or charge, and any attempt to do so shall be void.

 9.3	Governing Law.  This Agreement shall be governed by the laws of the
 State of Kansas.

 9.4	Severability.  If any term, provision, covenants or restrictions of this Agreement is held by a court of competent jurisdiction or other authority to be invalid, void or enforceable, the remainder of the terms, provisions, covenants and restrictions of this Agreement shall remain in full force and effect and shall in no way be affected, impaired or invalidated.

 9.5	Withholding.  The Company may withhold from any benefits payable under this Agreement all federal, state, city or other taxes as shall be required pursuant to any law or governmental regulation or ruling.

 9.6	Entire Agreement.  This Agreement contains the entire understanding between and among the parties and supersedes any prior understandings and agreements among them respecting the subject matter of this Agreement.

	Please acknowledge your agreement to the foregoing agreement by signing the enclosed counterpart of this letter and returning it to the Company.

                                						Very truly yours,

                                						ATCHISON CASTING CORPORATION


                                						By:/s/ Kevin T. McDermed
						                               	Kevin T. McDermed, Vice President and
                              							   Chief Financial Officer


Agreed to and accepted:


/s/ Hugh H. Aiken
Hugh H. Aiken




EXHIBIT 10.2

                               HUGH H. AIKEN
                   	SUPPLEMENTAL RETIREMENT BENEFIT PLAN


	Atchison Casting Corporation, a Kansas corporation (the "Corporation"), and Hugh H. Aiken (the "Executive") hereby establish the Hugh H. Aiken Supplemental Retirement Benefit Plan for the benefit of the Executive.

 Section 1.  PURPOSE

	The purpose of this Plan is to provide, through an unfunded, nonqualified arrangement, supplemental retirement benefits to the Executive, as consideration for his services and as an incentive to retain his services, in the form of a benefit that is equal to the excess of (a) the benefit that would be payable to the Executive under the Atchison Retirement Plan if his employment had started April 1, 1975 instead of April 1, 1990, over
 (b) the benefit actually payable to the Executive under the Atchison
 Retirement Plan.

 Section 2.  DEFINITIONS

	Except as specifically provided herein, all terms used in this Plan shall have the same meanings as they have under the Atchison Retirement Plan.

 Section 2.01. Atchison Retirement Plan. "Atchison Retirement Plan" means the Salaried Employees Retirement Plan of Atchison Casting Corporation as in effect on May 1, 1996, and as amended from time to time, and any successor defined benefit pension plan covering the Executive that is sponsored by the Corporation and is intended to satisfy the requirements for qualification under Code Section 401(a).

	Section 2.02.	Board of Directors.  "Board of Directors" means the Board of
 Directors of the Corporation.

	Section 2.03.	Committee.  "Committee" means the Retirement Committee under the Atchison Retirement Plan which shall administer this Plan, or such other committee as may be appointed from time to time by the Board of
 Directors to administer this Plan.

	Section 2.04. Plan. "Plan" shall mean the "Hugh H. Aiken Supplemental Retirement Benefit Plan" set out herein, effective May 1, 1996 and as amended from time to time.

 Section 3.  BENEFITS

	Section 3.01. Benefit. If the Executive terminates employment with an Employer, as defined in the Atchison Retirement Plan, he shall be entitled to a monthly retirement, early retirement or disability benefit, as the case may be, payable for the Executive's lifetime, commencing as of the date provided for similar benefits under the Atchison Retirement Plan.
 The amount of the benefit shall be equal to (a) minus (b), where:

 		(a)	Is the monthly retirement, early retirement or disability benefit, as the case may be, that would be payable to the Executive for the
   Executive's lifetime commencing at the date provided for similar benefits under the Atchison Retirement Plan, but calculated using the Executive's
   Service under the Atchison Retirement Plan plus fifteen (15) years and his Credited Service under the Atchison Retirement Plan plus fifteen (15)
   years, instead of "Service" and "Credited Service" as defined in the
   Atchison Retirement Plan; and

 		(b)	Is the monthly retirement, early retirement or disability benefit, as the case may be, actually payable to the Executive for the Executive's lifetime under the Atchison Retirement Plan  commencing at the date provided for in the Atchison Retirement Plan.

 Payment of the benefit determined under this Section may be made in any other form of benefit that is available under the Atchison Retirement Plan that the Executive elects as the form of payment of his benefit under the Atchison Retirement Plan. If payment of the benefit under this Plan is made in a form that is other than a monthly benefit for the Executive's lifetime, the monthly benefit payable under this Plan shall be determined using the Actuarial Equivalent factors specified in the Atchison Retirement Plan.

	Section 3.02.	Time and Form of Payment of Benefit.  Payment of the
 Executive's benefit under this Plan shall begin on the date payment begins under the Atchison Retirement Plan. Payment under this Plan shall be made in the same form of payment the Executive is receiving under the Atchison Retirement Plan.

	Section 3.03.	Death Benefit.  If a death benefit is payable under the
 Atchison Retirement Plan with respect to the Executive, a death benefit shall also be payable under this Plan. The death benefit payable under this Plan shall be equal to (a) minus (b), where:

 		(a)	Is the monthly death benefit that would be payable to the Executive's beneficiary under the Atchison Retirement Plan if the Executive's monthly benefit had been calculated under Section 3.01(a) of this Plan as of the date of the Executive's death or, if earlier, his termination of employment; and

 		(b)	Is the monthly death benefit actually payable to the Executive's beneficiary under the Atchison Retirement Plan.

	Section 3.04.	Time and Form of Payment of Death Benefit.  Payment of the
 death benefit under this Plan shall begin on the date payment begins under the Atchison Retirement Plan. Payment under this Plan shall be made in the same form of payment the beneficiary is receiving under the Atchison
 Retirement Plan.

	Section 3.05.	Vesting.  The Executive's benefits hereunder are 100% vested and nonforfeitable.

 Section 4.   GENERAL PROVISIONS

	Section 4.01.	Unsecured Right.  The right of the Executive, his spouse, or beneficiary to receive any amount under this Plan shall be an unsecured claim against the general assets of the Corporation.  Neither the Executive nor his spouse or beneficiary  shall have any rights in or against any specific assets of the Corporation.  The Executive's benefits under this
 Plan may not in any way be encumbered or assigned by the Executive or his spouse or beneficiary.

	Section 4.02.	Amendment; Termination.  This Plan may be amended or
 terminated at any time only by an amendment in writing agreed to by the Executive and the Board of Directors of the Corporation. No further benefits shall accrue hereunder in the event of the termination of the Plan.

	Section 4.03.	Administration.  The Committee shall administer this Plan.
 The Committee shall have the same powers, rights, discretion and authority with respect to this Plan granted to the Retirement Committee with respect to the Atchison Retirement Plan. In addition, the Committee shall have the sole and absolute right, power and discretion to construe and interpret the provisions of this Plan, to decide all questions of eligibility to participate in the Plan, to determine the amount, manner and time of payment of any benefits to any Participant of beneficiary, to determine the right of any person to a benefit, and to resolve all questions arising in the administration, interpretation and application of the Plan, including resolving any ambiguities from such administration, interpretation and application of the Plan.

	Section 4.04.	Claims.  The provisions of Section 11.080 of the Atchison
 Retirement Plan are incorporated herein by this reference.

	Section 4.05.	Governing Law.  Any questions arising under the Plan shall
 be determined under the laws of the State of Kansas, except to the extent superseded by Federal law.

	Section 4.06.	No Right to Retention.  Nothing in this Plan shall give the
 Executive the right to be retained in the employment of an Employer, as defined in the Atchison Retirement Plan, or affect the right of an Employer to dismiss the Executive.

	Section 4.07.	Entire Agreement.  This Plan contains the entire understanding and agreement between and among the parties and supersedes any prior understandings and agreements among them respecting the subject matter of this Plan.

	IN WITNESS WHEREOF, the Corporation and the Executive have caused this Plan to be executed as of the 1st day of May, 1996, to be effective as of
 May 1, 1996.


                                							ATCHISON CASTING CORPORATION


/s/ Hugh H. Aiken                   			By:   /s/ Kevin T. McDermed
HUGH H. AIKEN
						                                	Name: Kevin T. McDermed
						                                	Title: Vice President, Treasurer
                                     									and Secretary