Form 10-K
period 1996-06-30
ATCHISON CASTING CORP
filed 1996-09-17
CIK 911115

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)
/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended June 30, 1996
                                       OR
/  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from  __________ to _________

                         Commission file number 0-22368

                          ATCHISON CASTING CORPORATION
             (Exact name of registrant as specified in its charter)

                Kansas                                      48-1156578
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

         400 South Fourth Street
            Atchison, Kansas                                  66002
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (913) 367-2121

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:  NONE

         SECURITIES  REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

                                                  Name of Each Exchange on
          Title of Each Class                          Which Registered
          -------------------                          ----------------

     Common Stock, $.01 par value                      NOT APPLICABLE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES / X / NO /   /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     /   /

The aggregate market value of the Common Stock, par value $.01 per share, of the registrant held by nonaffiliates of the registrant as of September 6, 1996 was $48,175,440.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of September 6, 1996:    5,528,912
Shares


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Proxy Statement for the Annual Meeting of Stockholders to be held November 15, 1996, are incorporated by reference into
Part III.

                                     PART I


ITEM 1.   BUSINESS

GENERAL

     Atchison Casting Corporation (the "Company" or "ACC") is a leading producer of iron and steel castings. The Company's castings, which range in size up to 60 tons, are sold to customers in the locomotive, mass transit, mining and construction equipment, farm equipment, trucking, military, energy, utility and general industrial markets.

     The Company has pursued an active acquisition program designed to take advantage of consolidation opportunities in the widely-fragmented foundry industry. The Company began this program in June 1991 when it acquired the steel casting operations of Rockwell International Corporation. Following the initial acquisition and financed, in part, with the net proceeds ($23.3 million) of the Company's October 1993 initial public offering, the Company has acquired eight additional foundries and now operates foundries in seven states and in Canada. As a result of these transactions as well as internal growth, the Company's sales have increased from approximately $54.7 million for its first fiscal year ended June 30, 1992 to $185.1 million for the fiscal year ended June 30, 1996. Four of the acquired foundries have substantial underutilized capacity, which the Company believes represents a growth opportunity well-suited to its operating and marketing expertise and enables it to better service its customers' growing needs. The Company intends to continue to make additional complementary, industry-related acquisitions.

     The Company attributes its favorable industry position to several factors, including (i) its ability to cast substantially all types of iron and steel,
(ii) the Company's emphasis on marketing, (iii) the limited number of foundries capable of producing steel castings of the size and complexity produced by the Company, (iv) the Company's position as a long-term supplier to many of its major customers, and (v) its use of casting design technology to improve its products and manufacturing processes.

     ACC's customers include General Motors, Caterpillar, General Dynamics, Rockwell International, Westinghouse, John Deere, General Electric, Morrison Knudsen, Bombardier, ABB, BTR, Nordberg, Siemens, GE Canada, Dana, Litton, Eaton, Horton Industries, Mitsubishi, Ingersoll-Dresser, Cooper Energy and Gardner Denver. The Company has received supplier excellence awards for quality from, or has been certified by, substantially all of its principal customers. While few of the Company's castings are sold directly to customers in foreign markets, a substantial volume of ACC's castings enters the international marketplace as components on domestic customers' equipment, which is, in turn, exported. The Company's castings are found in electric power generation turbines, nuclear power plants, gas pipeline compressors, hydroelectric dams, locomotives, steam and petrochemical valves, rock crushers, bulldozers, mining equipment, pumps, farm equipment, hydraulic controls, ships, air compressors, large trucks, and many other types of machinery and equipment.

     Since its inception in 1991, the Company has followed a marketing-oriented strategy, the principal elements of which include:

               -    making industry-related acquisitions

               - increasing the Company's service and sales to existing customers

               - expanding its customer base and product offerings in the mass transit market

               - penetrating other promising new markets, such as castings for turbines, compressors, valves, pumps and farm equipment

               - broadening its casting capabilities to include carbon, low alloy and stainless steels and gray and ductile iron

               - applying advanced technology in joint development projects with customers for the design of new castings

The Company believes that it is successfully implementing this strategy.
Between June 14, 1991 and June 30, 1996, the number of active customers served by the Company has grown from 12 to more than 300, and the Company's backlog has increased from $23.2 million to $65.1 million.

     The Company believes that its markets are attractive because of a relatively favorable competitive environment, high barriers to entry, the opportunity to form strong relationships with customers and a trend by manufacturing companies to close captive foundries and outsource their casting requirements. The Company believes that it enjoys a competitive advantage in its markets, which is due, in part, to (i) the Company's over 120 years of industry experience, (ii) its superior technical expertise, (iii) its ability to produce castings meeting stringent customer specifications, (iv) its reputation for consistent on-time delivery performance, (v) its ability to cast substantially all grades of iron and steel, (vi) its machining and finishing capabilities, which enable the Company to produce a higher quality, value-added product, and (vii) the Company's emphasis on marketing and sales in an industry in which marketing skills have not, historically, been emphasized.

     The Atchison/St. Joseph division of the Company, formerly the steel castings business of Rockwell International Corporation ("Rockwell International"), was acquired on June 14, 1991 by a group including members of management and institutional equity investors (the "Initial Acquisition"). Consistent with its strategy of making industry-related acquisitions, the Company subsequently purchased the Amite Foundry and Machine Shop ("Amite") (a then-inactive producer of large iron and steel castings) in February 1993, Prospect Foundry, Inc. ("Prospect Foundry") (a producer of high quality gray and ductile iron castings) in April 1994, Quaker Alloy, Inc. ("Quaker Alloy") (a producer of smaller carbon, low alloy and stainless steel castings) in June 1994, Canadian Steel Foundries, Ltd. ("Canadian Steel") (a producer of large, carbon, low alloy and stainless steel castings) in December 1994, Kramer International, Inc. ("Kramer") (a producer of cast iron and steel pump impellers) in January 1995, Empire Steel Castings, Inc. ("Empire") (a producer of carbon, low alloy and stainless steel castings) in February 1995, La Grange Foundry Inc. ("La Grange") (a producer of smaller gray and ductile iron castings) in December 1995 and The G&C Foundry Company ("G&C") (a producer of smaller gray and ductile iron castings) in March 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Acquisitions."

     The Company's original predecessor was founded in Atchison, Kansas (located approximately 40 miles north of Kansas City, Missouri) in 1872 to supply iron castings to the Atchison, Topeka, and Santa Fe Railroad. In 1906, the foundry merged with a machine shop, and in 1930 a new steel foundry in Atchison was constructed. In 1956, the operations were acquired by Rockwell International
to    ensure    availability   of    steel    castings    for  Rockwell
International's valve divisions. Rockwell International sold its valve divisions in 1989 and decided to divest the steel castings business shortly thereafter. Atchison Casting Corporation was incorporated in Delaware on February 21, 1991 for the purpose of acquiring the steel castings business from Rockwell International. On December 31, 1994, the Company reincorporated in Kansas. The principal executive offices of the Company are located at 400 South Fourth Street, Atchison, Kansas 66002-0188, and the Company's telephone number is (913) 367-2121.

STRATEGY

     The Company seeks to maintain and enhance its current position as a long-term preferred supplier of iron and steel castings to a diversified and growing customer base. The Company has developed and implemented a marketing-oriented strategy designed to identify markets in which the Company can capitalize on its manufacturing and technical expertise. The principal elements of the Company's strategy include:

          MAKING INDUSTRY-RELATED ACQUISITIONS. The Company seeks to take advantage of consolidation opportunities in the widely-fragmented foundry industry, and the acquisition of complementary, industry-related companies and facilities is an important element of the Company's strategy for achieving profitable growth. Consistent with that strategy, the Company has acquired nine foundries since its inception. ACC believes that it will be able to apply its marketing and sales expertise and its ability to use modern casting design technology to the assets and operations acquired.

          In February 1993, the Company acquired Amite. The Company reopened the machine shop at this facility in October 1993 and reopened the foundry in November 1994. The reopening of the Amite foundry significantly increased the Company's production capacity. During fiscal 1994, the Company acquired Prospect Foundry in Minneapolis, Minnesota and Quaker Alloy in Myerstown, Pennsylvania. Prospect Foundry casts both gray and ductile iron in sizes ranging from several pounds to 350 pounds. Quaker Alloy specializes in high alloy and stainless steel castings for the energy and utility industries, among others.

          During fiscal 1995, the Company acquired Canadian Steel in Montreal, Quebec, Kramer in Milwaukee, Wisconsin and Empire in Reading, Pennsylvania. Canadian Steel makes low alloy and stainless steel castings for the hydroelectric, pulp and paper, mining and construction and steel mill industries. Kramer specializes in making cast-iron, steel and bronze impellers for the pump industry. Empire supplies iron and steel castings to the pump and valve industry.

          In fiscal 1996, the Company acquired La Grange in La Grange, Missouri and G&C in Sandusky, Ohio. La Grange produces gray and ductile iron castings for the industrial compressor and pump markets. G&C casts gray and ductile iron castings, principally used in hydraulic applications.

          ACC is seeking opportunities to acquire other foundries that could benefit from a stronger emphasis on marketing and technology. The Company continues to investigate potential acquisitions in North America and Europe.

          INCREASING SERVICE AND SALES TO EXISTING CUSTOMERS. ACC is working with some of its key customers to jointly develop new castings as a substitute for existing fabricated parts. These joint development efforts are based on technology advances, including solid modeling, finite element analysis, solidification simulation and CNC pattern making. Such new applications for castings not only expand sales to existing customers but also increase the overall market for castings.

          As ACC's product lines grow, whether through these joint development efforts or as a result of acquisitions, the Company believes it can utilize its established customer relationships (channels) to market these additional types of castings, thereby increasing sales to existing customers.

          EXPANDING IN THE MASS TRANSIT MARKET. Since entering the mass transit market in 1992, the Company has received orders for transit undercarriages for the mass transit systems in San Francisco (BART), Chicago (METRA), Atlanta (MARTA), Miami, Vancouver, Los Angeles and San Diego (NCTD). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

          The Company hopes to benefit from increased infrastructure spending for mass transit and passenger rail systems. The Company is one of three foundries in North America that cast undercarriages for the mass transit market. ACC owns proprietary designs that are used in transit cars in Atlanta, Chicago, Cleveland, Los Angeles, Miami, San Diego, San Francisco, Toronto and Washington D.C. These designs may afford the Company an advantage when bidding for additional orders in these cities.

          PENETRATING NEW MARKETS. Since 1991, the Company has expanded its marketing and sales department and targeted new markets such as iron and steel castings for turbines, compressors, farm equipment, valves and pumps, hydroelectric equipment, as well as mass transit. These markets have been targeted based on their projected demand for these castings and the Company's expertise in casting components used in these markets. New customers include Westinghouse, Siemens, General Electric and Cooper Energy in turbines and compressors; Marlin Valve, General Valve, Shaffer, Barton Valve, Cooper Oil Tool and Ingersoll-Dresser in valves and pumps; Mitsubishi in hydroelectric equipment; and Morrison Knudsen, Bombardier and GEC Alsthom in mass transit. Through Prospect Foundry, Quaker Alloy, Canadian Steel, Kramer, Empire, La Grange and G&C, the Company acquired a number of important new customers, including John Deere, Goulds Pumps, Vickers, Tippins, Eaton, Ingersoll-Dresser, Horton Industries and Gardner Denver, among others.

          BROADENING THE COMPANY'S MATERIALS CAPABILITIES. Within the last four years, the Company has expanded its production capabilities to include castings made from stainless steel, which has corrosion and heat resistant properties, and gray and ductile iron. These additional capabilities should enable the Company to further penetrate new markets and increase sales to existing customers.

          APPLYING ADVANCED TECHNOLOGY. ACC uses finite element techniques and solid modeling to help customers design lighter, stronger castings, and then to put those castings into production more quickly and economically than was possible using more traditional foundry methods. The computerized solid models are used to simulate the casting process, to make patterns and auxiliary tooling and to machine the finished castings.


CASTINGS

     Casting is one of several methods, along with forging and fabricating, which shape metal into desired forms. Castings are made by pouring molten metal into a mold and allowing the metal to cool until it solidifies, creating a monolithic component. Forgings are made by shaping solid metal with pressure, usually in a die or with hammers. Fabrications are made by welding together separate pieces of metal. Castings can offer significant advantages over forgings and fabrications. A well-designed casting can be lighter, stronger and more stress and corrosion resistant than a fabricated part. Although castings and forgings are similar in several respects, castings are generally less expensive than forgings.

     Steel is more difficult to cast than iron, copper or aluminum because it melts at higher temperatures, undergoes greater shrinkage as it solidifies, causing the casting to crack or tear if the mold is not properly designed, and is highly reactive with oxygen, causing chemical impurities to form as it is poured through air into the mold. Despite these challenges, cast steel has become a vital material due to its superior strength compared to most other ferrous metals.

     In applications that do not require the strength, ductility and/or weldability of steel, iron castings are generally preferred due to their lower cost, shorter lead-times and somewhat simpler manufacturing processes. Ductile iron is especially popular because it exhibits a good combination of the qualities of both iron and steel. Ductile iron is stronger and more flexible than traditional cast iron--known as "gray iron"--but is easier and less expensive to cast than steel.


INDUSTRY OVERVIEW

     The U.S. castings industry had shipments of approximately $25.8 billion in 1995, of which steel castings accounted for approximately $3.2 billion and iron castings for approximately $10.3 billion. Between 1982 and 1995, the castings industry experienced a period of consolidation, reflecting among other things an industry trend of closing captive, company-specific foundries and outsourcing the production formerly associated with those closed facilities. During that period, the number of steel foundries declined from 465 to approximately 290, while iron foundries declined from 1,400 to approximately 700. As the industry consolidated, capacity utilization increased from approximately 45% in 1982 to more than 84% in 1995.

     The Company believes that the market for iron and steel castings is attractive because of a relatively favorable competitive environment, high barriers to entry and the opportunity to form strong relationships with customers. New competitors are unlikely to enter the foundry industry because of the high cost of new foundry construction, the need to secure environmental approvals at a new foundry location, the technical expertise required and the difficulty of convincing customers to switch to a new, unproven supplier.

     Customers tend to develop long term relationships with those foundries that can provide high quality, machined castings delivered on a just-in-time basis that do not require on-site inspection. In addition, a number of customers are forming product development partnerships with their suppliers to develop new applications for castings.


PRODUCT LINES AND CUSTOMERS

     LOCOMOTIVE. Locomotive undercarriages (also known as trucks or bogies) constitute one of the Company's most important product lines. The undercarriage is the frame that surrounds and supports the wheels, axles, brakes and motors of the locomotive, and upon which the body or superstructure rests. Each locomotive has two locomotive undercarriages, which support the weight of the locomotive and absorb the shocks from the rails. Locomotive undercarriages, which are large, complex, hollow, flexible steel castings weighing approximately 11,000 pounds, are one of the most difficult castings produced in foundries today. The Company supplies undercarriages completely machined and painted, ready to assemble with wheels, brakes and motors on the customer's production floor without further processing and generally without further inspection. Net sales of locomotive undercarriages accounted for 27.8%, 19.2% and 7.5%, respectively, of fiscal 1994, fiscal 1995 and fiscal 1996 net sales.

     MASS TRANSIT. Undercarriages and suspension parts for subway, commuter and passenger rail cars are an important and growing part of the Company's business. Although similar in some respects to locomotive undercarriages, transit undercarriages are smaller, averaging 5,000 pounds.

Transit undercarriages perform a similar function as locomotive undercarriages, but must be designed to provide a smoother ride for passenger comfort.

     Since entering this market in 1992, the Company has acquired contracts for transit undercarriages and related rail car parts being built by Morrison Knudsen (METRA and BART), Bombardier (NCTD, Miami, Los Angeles and Vancouver) and GEC Alsthom (MARTA). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General." The Company owns proprietary patterns and designs for transit and passenger rail undercarriages, which are approved by Amtrak or in service in the mass transit systems in Atlanta, Chicago, Cleveland, Los Angeles, Miami, San Diego, San Francisco, Toronto, Vancouver and Washington, D.C.

     MINING AND CONSTRUCTION. Mining and construction equipment is subject to high stress, fatigue and a harsh outdoor environment. For these reasons, steel castings are often preferred over fabrications or cast iron. The Company currently supplies castings to Caterpillar for mining trucks, wheel loaders, pipelayers, the D-8N and D-11 tractor-crawlers and hydraulic excavators. The Company also supplies to other original equipment manufacturers rock crusher components and housings for wheels and axles. Products supplied to the mining and construction industry, including Caterpillar, accounted for 21.4%, 25.6% and 31.1%, respectively, of the Company's net sales in fiscal 1994, fiscal 1995 and fiscal 1996. In fiscal 1996, Caterpillar accounted for more than 10% of net sales.

     The Company is working with customers to develop castings for new products, which are currently in the prototype stage. Such joint developmental projects have the potential to expand the total steel castings market by substituting castings for fabrications, and also place the Company in a preferred position to obtain future contracts.

     MILITARY. The Company is the exclusive supplier to General Dynamics of over seven tons of cast armor components utilized in the M1-A2 main battle tank, representing approximately 80% of the steel castings (by weight) used per tank. Armor is extremely difficult to cast, heat treat and machine, and the Company has developed highly specialized processes to do so. The Company has supplied tank castings since 1978, first to Chrysler and then to General Dynamics, which purchased the tank business from Chrysler. Tank castings and other military products produced by the Company, including steel castings for Army howitzers and Navy ships, accounted for 18.9%, 9.0% and 7.6%, respectively, of fiscal 1994, fiscal 1995 and fiscal 1996 net sales.

     Currently, General Dynamics is filling orders for tanks for foreign military customers. The U.S. Army has a fleet of 9,000 M1 tanks and is beginning to convert a small number of older M1 tanks to the M1-A2 configuration. Each such conversion would require approximately half the volume of castings used on a new tank.

     Not all foundries can meet military specifications, which are generally much more stringent than industrial specifications. The Company's ability to satisfy these difficult metallurgical, mechanical and dimensional requirements positions the Company to enter other demanding castings markets, such as those for turbines and compressors.

     TURBINES AND COMPRESSORS. The Company produces housings for rotating parts, blade rings, bases and other components of turbines and compressors. Steel castings for turbines and compressors must conform to strict metallurgical and heat treatment specifications since such castings are subject to pressure, vibration and temperature extremes. The castings are critical to the performance of turbines and compressors, and manufacturers have implemented demanding qualification procedures for new castings suppliers.

      VALVES AND PUMPS. Cast steel valves and pumps are used by the oil and gas, petrochemical, power generation, paper and water treatment industries. These castings range in size from 25 pounds to 30 tons and must be able to withstand high pressures. The valve and pump market demands complex designs, short delivery lead times, excellent finishing and a wide range of materials, including stainless steel. In order to cast stainless steel, the Company installed its first Argon Oxygen Decarburization ("AOD") system in fiscal 1992. See "--Stainless Steel."

     Historically, the Company made valve castings from carbon steel for Rockwell International's two valve divisions. Rockwell International bought the Atchison foundry in 1956 to ensure a source of valve castings for its divisions. While under Rockwell International's ownership, the foundry did not supply valve castings to outside companies. Since 1991, the Company has focused on becoming a leading supplier of valve and pump castings and has gained a number of new customers in this market. The Company continues to supply the former Rockwell International valve divisions, which are now owned by BTR (formerly British Tire and Rubber).

     Through Quaker Alloy, the Company has acquired a number of new valve and pump customers, including Ingersoll-Dresser Pump.

     PUMP IMPELLERS. Through the acquisition of Kramer, the Company became an important supplier of impeller castings to the U.S. pump industry. Impellers are difficult to cast because the inside passages must be very smooth, and are often quite intricate as well. Kramer has developed techniques for efficiently using ceramic cores to produce the quality demanded by this market.

     HYDROELECTRIC. Through the acquisition of Canadian Steel, the Company entered the worldwide market for castings used in hydroelectric applications, generally installed in dams which generate electricity. These castings can weigh up to 60 tons, and are often made of stainless steel. Customers include GE Canada, Voith Hydro, Escher-Wyss, Mitsubishi and others.

     FARM EQUIPMENT. Through its acquisition of Prospect Foundry, ACC has gained access to customers in the farm equipment market. Prospect Foundry supplies iron castings to a number of John Deere facilities.

     OTHER PRODUCTS. The Company makes products for a number of other industries. These products include machined castings for equipment used in food processing, oil and gas extraction and distribution, transportation, rubber and plastic processing and other industries.

     STAINLESS STEEL. Stainless steel castings are used in corrosion and heat resistant applications. Stainless steel, which is iron alloyed with chrome, nickel and other elements, is more accurately defined as a material than a product. There is a wide variety of stainless steels, and relatively few foundries can cast them effectively. In fiscal 1992, the Company installed at its Atchison foundry an Argon-Oxygen-Decarburization vessel (an "AOD"), a special steel processing system that makes it possible to precisely control the metallurgy of liquid steel and allows stainless steel to be efficiently made from ordinary carbon steel scrap. This method is the most economical means to produce high quality stainless steel castings.

     Quaker Alloy and Canadian Steel, which manufacture stainless steel and other high-alloy castings, also employ AOD systems.


     Few domestic competitors in the large casting segment have an AOD system. The ability to cast stainless steel has enabled the Company to further penetrate the market for cast steel valve components because valve and pump manufacturers are less willing to place orders for any of their requirements, including carbon steel, with foundries that cannot also cast stainless steel. In addition, the Company has gained other customers for other stainless steel castings such as turbine blade rings and chemical and food processing equipment.

     DUCTILE IRON. Another important cast material supplied by ACC is ductile iron, a market which for the last ten years has been growing faster than either the traditional cast or "gray" iron or cast steel markets. Ductile iron is a relatively new material which combines important features of both traditional "gray iron" and steel. Ductile iron is used in a wide range of applications, by many industries, including energy, mining and construction, hydraulic, utility, trucking and automotive.


PRODUCT AND PROCESS DEVELOPMENT

     The Company believes product development is essential to its continued growth. Its product development efforts have focused on learning to cast new materials, working in partnership with customers to design and develop new castings and new casting applications and continuously improving specific castings through process refinements.

     Major efforts to develop new castings and materials have included: (i) adding stainless steel capability, (ii) identifying existing steel fabrications that can be replaced by castings, (iii) participating in casting design improvements for various customers, (iv) continuing to develop improvements to the mass transit undercarriage patterns and (v) acquiring the capability to cast ductile iron.

     Examples of recent process improvement efforts include the use of (i) equipment and processes to measure the nitrogen content of liquid steel, (ii) more advanced solidification software, (iii) computer numerical control ("CNC") pattern cutting and (iv) controlled experimentation to improve the process for making difficult castings.


MARKETING AND SALES

     The Company believes that many foundries are characterized by a lack of emphasis on marketing and sales. Historically, many foundries have been family-owned and began as dedicated suppliers focused on a particular customer. As such, most foundries failed to develop a marketing orientation and did not try to expand their customer base. By developing a professional marketing organization and building a sales force, the Company believes it has been and will continue to be able to capitalize on the industry's traditional lack of focus in marketing and sales.

     The Company's marketing and sales organization is structured along industry lines. The expertise of the sales force enables it to work closely with the Company's customers to identify new applications for castings, understand the customers' requirements and improve designs and manufacturing processes. The sales force coordinates engineering, purchasing and scheduling in order to ensure the highest quality and reliable delivery. The sales force is supported by customer service representatives who handle customer inquiries. The Company supplements its direct sales effort with participation in trade shows, marketing videos, brochures, use of manufacturer's representatives, technical papers and customer seminars on castings design.


BACKLOG

     The Company's backlog of orders was $65.1 million at June 30, 1996, as compared to $68.5 million at June 30, 1995. The backlog is scheduled for delivery in fiscal 1997, except for approximately $1.0 million, of which approximately $600,000 is expected to be delivered in fiscal 1998.


COMPETITION

     The Company faces strong competitors in most of its markets. Some of the Company's competitors may have greater financial resources than the Company; others may have lower costs than the Company. There can be no assurance that existing or potential competitors will not substantially increase their resources devoted to the development and marketing of products competitive with those of the Company.

     The Company competes with a number of foundries in one or more product lines, although none of the Company's competitors compete with it across all product lines. The principal competitive factors in the castings market are quality, delivery and price. The Company believes that it is able to compete successfully in its markets by (i) offering high quality, machined and finished castings, (ii) working with customers to develop and design new castings, (iii) providing reliable delivery and short lead times, (iv) containing its manufacturing costs, thereby pricing competitively and (v) offering a broad range of cast materials.

     In addition, the Company generally believes new competitors are unlikely to enter its markets because of the difficulty of overcoming barriers to entry such as the capital requirements of building a new foundry, the need to secure environmental approvals at a new foundry location, the technical expertise required to make and machine large, complex castings and the difficulty of convincing customers to switch to a new, unproven supplier. A Canadian foundry, which underwent a change in ownership in 1993, has re-entered the locomotive undercarriage market, and is competing with the Company for undercarriage business.


MANUFACTURING

     STEEL CASTINGS. The steel castings manufacturing process involves melting steel scrap in electric arc or induction furnaces, adding alloys, pouring the molten metal into molds made primarily of sand and removing the solidified casting for cleaning, heat treating and quenching prior to machining the casting to final specifications. The manufacture of a steel casting begins with the molding process. Initially, a pattern constructed of wood, aluminum or plastic is created to duplicate the shape of the desired casting. The pattern, which has similar exterior dimensions to the final casting, is positioned in a flask and foundry sand is packed tightly around it. After the sand mold hardens, the pattern is removed. When the sand mold is closed, a cavity remains within it shaped to the contours of the removed pattern. Before the mold is closed, sand cores are inserted into the cavity to create internal passages within the casting. For example, a core would be used to create the hollow interior of a valve casing. With the cores in place, the mold is closed for pouring.

     Steel scrap and alloys are melted in an electric arc furnace at approximately 2,900 degrees Fahrenheit, and the molten metal is poured from ladles into the molds. After pouring and cooling, the flask undergoes a "shakeout" procedure in which the casting is removed from the flask and vibrated to remove sand. The casting is then moved to a blasting chamber for removal of any remaining foundry sand and scale. Next, the casting is sent to the cleaning room, where an extensive process removes all excess metal. Cleaned castings are put through a heat treating process, which improves properties such as hardness and tensile strength through controlled increases and decreases in temperature. A quench tank is also available for use in heat treatment. The castings are shot blasted again and checked for dimensional accuracy. Each casting undergoes a multi-stage quality control procedure before being transported to one of the Company's machine shops for any required machining.

     IRON CASTINGS. Iron castings are processed similarly in many respects to steel castings. Melting and pouring temperatures for molten ductile iron are approximately 2,400 degrees Fahrenheit, and less cleaning and finishing is required for iron castings than that typically required for steel castings. Iron scrap as well as steel scrap may be used in making cast iron.

     MACHINING. The Company machines many of its steel castings, typically to tolerances within 30 thousandths of an inch. Some castings are machined to tolerances of five thousandths of an inch. Machining includes drilling, threading or cutting operations. The Company's St. Joseph and Amite machine shops have a variety of CNC machine tools. The benefits of access to captive machine shops include providing a higher value-added product to the customer and improved quality. Casting imperfections are usually discovered during machining and corrected before the casting is shipped to the customer.

     NON-DESTRUCTIVE TESTING. Customers typically specify the physical properties which their castings are to possess, such as hardness and strength. The Company determines how best to meet those specifications. Constant testing and monitoring of the manufacturing process are necessary to maintain the quality and to ensure the consistency of the castings. Electronic testing and monitoring equipment for tensile, impact, radiography, ultrasonic, magnetic particle, dye penetrant and spectrographic testing are used extensively to analyze molten metal and test castings.

     ENGINEERING AND DESIGN. The Company's process engineering department assists the customer in designing the product and works with manufacturing departments to determine the most cost effective way to produce the casting. Among other computer-aided design techniques, the Company uses three-dimensional solid modeling and solidification software. This equipment reduces the time required to produce sample castings for customers by several weeks and improves the casting design.


RAW MATERIALS

     The principal raw materials used by the Company include scrap iron and steel, molding sand, chemical binders and alloys, such as manganese, nickel and chrome. The raw materials utilized by the Company are available in adequate quantities from a variety of domestic sources. From time to time the Company has experienced fluctuations in the price of scrap steel, which accounts for 4% of sales value, and alloys, which account for less than 2% of sales value. The Company has generally been able to pass on the increased costs of raw materials and has escalation clauses for scrap and certain alloys with certain of its customers. As part of its commitment to quality, the Company issues rigid specifications for its raw materials and performs extensive inspections of incoming raw materials.

QUALITY ASSURANCE

     The Company has adopted sophisticated quality assurance techniques and policies which govern every aspect of its operations to ensure high quality. During and after the casting process, the Company performs many tests, including tensile, impact, radiography, ultrasonic, magnetic particle, dye penetrant and spectrographic tests. The Company has long utilized statistical process control to measure and control dimensions and other process variables. Analytical techniques such as Design of Experiments and the Taguchi Method are employed for trouble-shooting and process optimization.

     As a reflection of its commitment to quality, the Company has been certified by, or won supplier excellence awards from, substantially all of its principal customers. Of 600 suppliers to General Motors' Electromotive Division, the Company was the first supplier to receive the prestigious Targets of Excellence award. Reflecting its emphasis on quality, the Atchison foundry and St. Joseph machine shop were certified to ISO 9001 in August 1995, which represents compliance with an international standard for quality assurance. Quaker Alloy was certified to ISO 9002 in March 1995, and La Grange in June, 1994. Other ACC foundries are preparing for ISO certification.


TECHNOLOGY

     Advances in technology help the Company to design and produce the highest quality castings for its customers. The Company is one of very few foundries that uses its own scanning electron microscope to analyze inclusions in cast metal. Recent investments by the Company in technology improvements include AOD refining, computer-controlled sand binder pumps, new solidification software and hardware, CNC machine tools for cutting patterns and machining castings, new cutting head designs for machine tools and equipment for measuring the nitrogen content of steel.

     To stay abreast of technological developments in the U.S. and abroad, the Company participates in trade shows, industry associations, joint experiments, foundry visits and vendor trials of new products. The Company makes continuous enhancements in computer-aided design of castings and patterns and computer-aided solidification simulation.

     Advances in computer hardware and software have made it possible for the Company to design castings faster, to higher levels of quality and performance and at lower cost than was possible a decade ago. Using finite element analysis on an inexpensive but powerful workstation, foundries and their customers can use stress analysis and casting simulation programs to avoid some of the costly trial and error associated with manual prototyping and physical testing. This trend, which is based on technologies primarily developed outside the foundry industry, is having a beneficial impact by shortening design cycles, lowering casting cost and in some cases opening up new applications for the use of castings, in substitution for fabricated parts.


EMPLOYEE AND LABOR RELATIONS

     As of June 30, 1996, the Company had approximately 2,200 full-time employees. The Company's hourly employees are covered by collective bargaining agreements with several unions at seven of its locations, which agreements expire at different times over the next several years. The Company's collective bargaining agreement at the Atchison foundry and St. Joseph machine shop, covering approximately 589 employees, expires in May 1999. The Company's collective bargaining agreement at Canadian Steel, covering approximately 86 employees, expires in February 2001. The Company's collective bargaining agreements at Prospect Foundry and Quaker Alloy, covering approximately 174 and 200 employees, respectively, expire in June 1999 and July 1999, respectively. The Company's collective bargaining agreements at Empire and G&C, covering approximately 170 and 106 employees, respectively, expire in November 1996 and June 1997, respectively. The Company's collective bargaining agreement at La Grange, covering approximately 198 employees, expires in December 2000. In the last five years, the Company has had one work stoppage at the Atchison foundry and St. Joseph machine shop, which lasted for nine days in May 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers of the Company.


NAME                     AGE      POSITION WITH THE COMPANY

Hugh H. Aiken            52       Chairman of the Board, President, Chief
                                  Executive Officer and Director

Charles T. Carroll       46       Vice President--G&C

Edward J. Crowley        58       Vice President--Empire

C. Dinny Kinloch         42       Vice President--Quaker Alloy

John R. Kujawa           42       Vice President--Atchison/St. Joseph
                                       --Amite

Donald J. Marlborough    59       Vice President--Corporate Development
                                       --Canadian Steel
                                       --La Grange

Kevin T. McDermed        36       Vice President, Chief Financial Officer,
                                  Treasurer and Secretary

Richard J. Sitarz        54       Vice President--Prospect

James Stott              54       Vice President--Kramer

     HUGH H. AIKEN has been the Chairman of the Board, President, Chief Executive Officer and a Director since June 1991. From 1989 to 1991, Mr. Aiken served as an Associate of Riverside Fund I, L.P., Partners, an investment firm located in Cambridge, Massachusetts, and from 1985 to 1989, Mr. Aiken served as General Manager for AMP Keyboard Technologies, Inc., a manufacturer of electromechanical assemblies located in Milford, New Hampshire. Mr. Aiken previously served as a Director and Chief Operating Officer of COMNET Incorporated and as a Director and Chief Executive Officer of General Computer Systems, Inc., both public companies.

     CHARLES T. CARROLL has been Vice President--G&C since September 1996 and has served as President of G&C since June 1980. He served as Plant Manager of G&C from June 1978 to June 1980. Mr. Carroll has been with G&C since 1973.

     EDWARD J. CROWLEY has been Vice President--Empire since February 1995. He served as President and Chief Executive Officer of Empire Steel Castings, Inc. (the predecessor of Empire) since 1985.

     C. DINNY KINLOCH has been Vice President--Quaker Alloy since September 1994 and has served as President of Quaker Alloy since June 1994. He served as General Manager of CMI-Quaker Alloy, Inc. (the predecessor of Quaker Alloy) from August 1993 to June 1994, as its Operations Manager from March 1991 to August 1993 and as its Shift Superintendent from October 1989 to March 1991. Mr. Kinloch has been with Quaker Alloy and its predecessor since 1976.

     JOHN R. KUJAWA has been Vice President--Atchison/St. Joseph since August 1994 and Vice President--Amite since May, 1995. He served as Executive Vice President--Operations of the Company from July 1993 to August 1994, Vice President--Foundry of the Company from June 1991 to July 1993, Assistant Foundry Manager of the Company from 1990 to 1991 and as Senior Process Engineer of the Company from 1989 to 1990. He served as Operations Manager for Omaha Steel Castings, a foundry in Omaha, Nebraska from 1984 to 1989.

     DONALD J. MARLBOROUGH has been Vice President--Corporate Development, Vice President -- Canadian Steel since December 1994 and Vice President -- La Grange since December 1995. From May 1991 to October 1994, Mr. Marlborough served as Vice President - Manufacturing and Plant Manager for American Steel Foundries, a foundry in Chicago, Illinois, and served as President and Director of Manufacturing for Racine Steel Castings, a foundry in Racine, Wisconsin, from 1985 to June 1990.

      KEVIN T. MCDERMED has been Vice President, Chief Financial Officer and Treasurer of the Company since June 1991 and has served as Secretary of the Company since May 1992. He served as the Controller of the Company from 1990 to June 1991 and as its Finance Manager from 1986 to 1990. Mr. McDermed has been with the Company since 1981.

     RICHARD J. SITARZ has been Vice President--Prospect since September 1994 and has served as President of Prospect Foundry since July 1992. He served as Executive Vice President of Prospect Foundry since 1985. Mr. Sitarz has been with Prospect Foundry since 1967.

     JAMES STOTT has been Vice President--Kramer since January 1995. He served as President, Chief Executive Officer and Chief Operating Officer of Kramer International, Inc. (the predecessor of Kramer) since 1980.


PRODUCT WARRANTY

     The Company warrants that every product will meet a set of specifications, which is mutually agreed upon with each customer. The Company's written warranty provides for the repair or replacement of its products and excludes contingency costs. Often, the customer is authorized to make the repair within a dollar limit, in order to minimize freight costs and the time associated therewith. Although the warranty period is 90 days, this time limit is not strictly enforced if there is a defect in the casting. In fiscal 1996, warranty costs amounted to less than one percent of the Company's net sales.

ENVIRONMENTAL REGULATIONS

     Companies in the foundry industry must comply with numerous Federal, state and local (and, with respect to Canadian operations, provincial and local) environmental laws and regulations relating to air emissions, stormwater run-off, landfill operations, workplace safety and other matters. The Clean Air Act, as amended, the Clean Water Act, as amended, and similar provincial, state and local counterparts of these Federal laws regulate air and water emissions and discharges into the environment, respectively. The Resource Conservation and Recovery Act, as amended, and the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), among other laws, address the generation, storage, treatment, transportation and disposal of solid and hazardous waste and releases of hazardous substances into the environment, respectively. The Company believes that it is in material compliance with applicable environmental laws and regulations and is not aware of any outstanding violations or citations with respect thereto at any of its facilities. As the Company evaluates and updates the environmental compliance programs at foundry facilities recently acquired, the Company may become aware of matters of non-compliance that need to be addressed or corrected, none of which are expected to have a material adverse effect on the Company's results of operations or financial condition.

     A Phase I environmental assessment of each of the Company's facilities has been performed, and no significant or widespread contamination has been identified at any Company facility. There can be no assurance that these Phase I assessments have identified, or could be expected to identify, all areas of contamination or that material adverse conditions have not developed at any of the Company's facilities since such assessments.

     The chief environmental issues for the Company's foundries are air emissions and solid waste disposal. Air emissions, primarily dust particles, are handled by dust collection systems. The Company anticipates that it will incur additional capital and operating costs to comply with the Clean Air Act Amendments of 1990 and the regulations thereunder. Because the final standards implementing the Clean Air Act Amendments have not yet been established, the Company cannot at this time reasonably estimate the cost of compliance with these requirements (or the timing of such costs). Such compliance costs, however, could have a material adverse effect on the Company's results of operations and financial condition.

     The solid waste generated by the Company's foundries generally consists of non-hazardous foundry sand that is reclaimed for reuse in the foundries until it becomes dust. The non-hazardous foundry dust waste is then disposed of in landfills, two of which are owned by the Company (one in Atchison County, Kansas, and one in Myerstown, Pennsylvania). No other parties are permitted to use the Company's landfills, which are both in material compliance with all applicable regulations. The Company believes that its landfills have a remaining useful life of approximately 10 years before closure may be required due to capacity constraints. There can be no assurance that closure of the landfills will not be required at an earlier date due to changes in regulatory requirements, and the costs associated with closing the Company's landfills could be material.

     The prior owner of the Prospect Foundry was notified by the United States Environmental Protection Agency (EPA) that it was a potentially responsible party ("PRP") allegedly liable under CERCLA for costs incurred in connection with clean-up activities at the Oak Grove Sanitary Landfill site in Anoka County, Minnesota. The prior owner already has paid amounts in settlement of its obligations. As a result of the payment by the prior owner and the presence of other financially viable PRPs, the Company believes that additional payments, if any, with respect to this site will not have a material adverse effect on the Company's results of operations or financial condition.

     While under prior ownership, Kramer was identified as a PRP with respect to clean-up of a waste disposal site located in Franklin, Wisconsin which was used by one of Kramer's former subcontractors. The $6 million clean-up of this site has been completed. Kramer's insurance carriers paid $300,000 toward clean-up. The performing PRP has sued a group of nonperforming PRPs, including Kramer, for contribution.
ACME PRINTING INK COMPANY V. MENARD, ET AL., Case No. 89-C-834 (E.D. Wis.). Because of alleged unexpected clean-up costs, the performing PRP is demanding additional contribution from Kramer beyond the $300,000 already paid.
Management believes that the resolution of this matter will not result in a material adverse effect on the Company's results of operations or financial condition. To date, all litigation costs related to this matter, including attorneys' fees, have been paid by Kramer's insurance carriers.

     None of the events involved in either of the above two cases occurred under ACC's period of ownership.

     The Company also operates pursuant to regulations governing workplace safety. The Company samples its interior air quality to ensure compliance with Occupational Safety and Health Administration (OSHA) requirements. To the Company's knowledge, it currently operates in material compliance with all OSHA and other regulatory requirements governing workplace safety.

     The Company continues to evaluate its manufacturing processes and equipment (including its recently acquired facilities) to ensure compliance with the complex and constantly changing environmental laws and regulations. Although the Company believes it is currently in material compliance with such laws and regulations, the operation of casting manufacturing facilities entails environmental risks, and there can be no assurance that the Company will not be required to make substantial additional expenditures to remain in or achieve compliance in the future.

ITEM 2.     PROPERTIES

     The Company's principal facilities are listed in the accompanying table, together with information regarding their location, size, principal function and capacity. The available capacity is dependent on product mix and customer loading, and is therefore shown as approximate. Amite, Quaker Alloy, Canadian Steel and La Grange have substantial underutilized capacity. The foundries that are located in Atchison, Montreal and Amite include on-site pattern shops that construct patterns used for mold making. The two landfills are used solely by the Company and contain non-hazardous materials only, principally foundry sand. All of the Company's principal facilities are owned, with the exception of Kramer's foundry in Milwaukee, which is leased.

     The following table sets forth certain information with respect to the Company's principal facilities.





                                                                                       APPROXIMATE
                                                                                          ANNUAL
                                                                                        CAPACITY OF         FLOOR
                                                                                       FOUNDRIES IN        SPACE IN
 NAME                              LOCATION            PRINCIPAL USE                   NET TONS CAST       SQ. FEET
 ----                              --------            -------------                   -------------       --------

 Corporate Office                  Atchison, KS        Offices                                   N/A          3,000
 Atchison Foundry                  Atchison, KS        Steel Foundry                          29,000        525,000
 St. Joseph Machine Shop           St. Joseph, MO      Machine Shop                              N/A        131,000
 Amite Foundry & Machine Shop      Amite, LA           Steel Foundry and Machine Shop         14,000        282,000
 Atchison Casting Landfill         Atchison, KS        Landfill for Foundry sand                 N/A            N/A
 Canadian Steel Foundries          Montreal, Quebec    Steel Foundry                           7,200        455,335
 Kramer International*             Milwaukee, WI       Steel Foundry                           1,000         23,000
 Empire Steel Castings             Reading, PA         Iron and Steel Foundry                  4,800        177,000
 Prospect Foundry                  Minneapolis, MN     Iron Foundry                           13,000        133,000
 Quaker Alloy                      Myerstown, PA       Steel Foundry & Landfill                8,400        301,000
 La Grange Foundry                 La Grange, MO       Iron Foundry                           15,000        189,000
 G&C Foundry                       Sandusky, OH        Iron Foundry                           11,500         80,000


*Approximately one-half of facility is leased.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings involving claims against the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

                           PRICE RANGE OF COMMON STOCK

     The Common Stock has been traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "ACCX" since October 4, 1993. Prior to that date there was no trading market for the Common Stock. The following table sets forth the high and low sales prices for the shares of Common Stock on the NASDAQ National Market for the periods indicated.

                                                            HIGH      LOW
                                                            ----      ---
 Fiscal Year ending June 30, 1995:
   First Quarter..........................................  17 1/4    13 1/2
   Second Quarter.........................................  17 1/4    14 11/16
   Third Quarter..........................................  17 7/8    14 3/4
   Fourth Quarter.........................................  17 5/8    14

 Fiscal Year ending June 30, 1996:
   First Quarter..........................................  18 1/4    14 1/8
   Second Quarter.........................................  17        11
   Third Quarter..........................................  13 1/4    10 3/4
   Fourth Quarter.........................................  15 3/4    12 7/16

 Fiscal Year ending June 30, 1997:
   First Quarter (through September 6, 1996)..............  15 1/2    13

     As of September 6, 1996, there were approximately 2,000 holders of the Common Stock, including shares held in nominee or street name by brokers.


                                 DIVIDEND POLICY

     The Company has not declared or paid cash dividends on shares of its Common Stock. The Company does not anticipate paying any cash dividends or other distributions on its Common Stock in the foreseeable future. The current policy of the Company's Board of Directors is to reinvest all earnings to finance the expansion of the Company's business. The agreements governing the Company's credit facility and $20 million senior notes contain limitations on the Company's ability to pay dividends.

ITEM 6.   SELECTED FINANCIAL DATA


The following table contains certain selected historical consolidated financial information and is qualified by the more detailed Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial information for the fiscal years ended June 30, 1992, 1993, 1994, 1995 and 1996 has been derived from audited consolidated financial statements. The information below should be read in conjunction with Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.


                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                          ---------------------------------------------------------------------

                                                                                FISCAL YEAR ENDED JUNE 30,
                                                               -----------------------------------------------------------
                                                                   1992        1993        1994       1995       1996
                                                                   ----        ----        ----       ----       ----
STATEMENT OF OPERATIONS DATA:

   Net Sales . . . . . . . . . . . . . . . . . . . . . .        $54,729     $66,591     $82,519    $141,579    $185,081

   Cost of Sales . . . . . . . . . . . . . . . . . . . .         44,612      52,756      66,066     115,231     156,612

   Amortization of Intangibles . . . . . . . . . . . . .          3,150       1,565         238         227         ---
                                                               --------    --------    --------    --------    --------

      Total Cost of Sales. . . . . . . . . . . . . . . .         47,762      54,321      66,304     115,458     156,612
                                                               --------    --------    --------    --------    --------

        Gross Profit . . . . . . . . . . . . . . . . . .          6,967      12,270      16,215      26,121      28,469

   Operating Expenses. . . . . . . . . . . . . . . . . .

       Selling, General & Administrative . . . . . . . .          4,844       5,986       6,581      13,058      15,459

       Amortization of Intangibles . . . . . . . . . . .          1,143       1,143       1,209       1,392       1,508

       Other Income (1). . . . . . . . . . . . . . . . .            ---         ---         ---       6,370      26,957
                                                               --------    --------    --------    --------    --------

          Operating Income . . . . . . . . . . . . . . .            980       5,141       8,425      18,041      38,459

   Interest Expense. . . . . . . . . . . . . . . . . . .          3,513       3,926       1,223       2,326       2,845

   Minority Interest in Net Income
    of Subsidiaries. . . . . . . . . . . . . . . . . . .            ---         ---          62         280         225
                                                               --------    --------    --------    --------    --------

           Income (Loss) Before Taxes and
            Extraordinary Charges. . . . . . . . . . . .         (2,533)      1,215       7,140      15,435      35,389

   Income Taxes. . . . . . . . . . . . . . . . . . . . .            ---         ---       2,494       5,971      14,063
                                                               --------    --------    --------    --------    --------

           Income (Loss) Before Extraordinary
            Charges. . . . . . . . . . . . . . . . . . .         (2,533)      1,215       4,646       9,464      21,326

   Extraordinary Charges, net of tax (2) . . . . . . . .            ---         ---       1,230         ---         ---
                                                               --------    --------    --------    --------    --------

           Net Income (Loss) . . . . . . . . . . . . . .        $(2,533)   $  1,215    $  3,416      $9,464     $21,326
                                                               --------    --------    --------    --------    --------
                                                               --------    --------    --------    --------    --------

   Net Income (Loss) Per Share Before
     Extraordinary Charges . . . . . . . . . . . . . . .        $  (.86)     $  .40      $  .98     $  1.73     $  3.87

   Extraordinary Charges Per Share . . . . . . . . . . .            ---         ---     $  (.26)        ---         ---
                                                               --------    --------    --------    --------    --------

   Net Income
      (Loss) Per Share . . . . . . . . . . . . . . . . .        $  (.86)     $  .40      $  .72    $ 1.73(3)   $ 3.87(4)
                                                               --------    --------    --------    --------    --------
                                                               --------    --------    --------    --------    --------

   Weighted Average Common Shares
      Outstanding. . . . . . . . . . . . . . . . . . . .      2,958,398   3,026,866   4,757,607   5,477,881   5,516,597

SUPPLEMENTAL DATA:

   EBITDA (5). . . . . . . . . . . . . . . . . . . . . .         $7,329     $10,098     $12,838     $23,777     $45,576

   Capital Expenditures (6). . . . . . . . . . . . . . .          1,920       4,841       7,524      12,837      12,740

BALANCE SHEET DATA (AT PERIOD END):

   Working Capital . . . . . . . . . . . . . . . . . . .       $  1,337      $2,074     $19,240     $27,727     $36,419

   Total Assets. . . . . . . . . . . . . . . . . . . . .         50,022      52,004      87,217     130,287     162,184

   Long-Term Obligations . . . . . . . . . . . . . . . .         22,836      19,934      22,549      34,920      34,655

   Total Stockholders' Equity. . . . . . . . . . . . . .          6,796      13,851      42,683      52,698      74,654



(1) Other income for fiscal 1996 ($16.2 million, net of tax), consists of $11.1 million and $16.2 million of payments by the Company's insurance carrier against the business interruption portion and property damage portion, respectively, of the Company's claim, which was filed as a result of the July 1993 Missouri River flood, net of litigation costs of $165,000 related to the litigation with Dofasco, Inc. and $195,000 of expenses incurred by the Company in preparing a secondary offering of its common stock, which was subsequently withdrawn by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Other income for fiscal 1995 ($3.9 million, net of tax) consists of the partial payment of $6.6 million by the Company's insurance carrier against the business interruption portion of the Company's insurance claim, which was filed as a result of the July 1993 Missouri River flood, net of litigation costs of $269,000 related to the litigation with Dofasco, Inc. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) In connection with the repayment in October 1993 of substantially all of the Company's interest-bearing indebtedness with the net proceeds of the Company's initial public offering of Common Stock, the Company recorded an extraordinary charge to income in the amount of approximately $1.2 million (net of related income tax benefit of $787,000), relating to the early retirement of debt and the write-off of deferred financing charges.

(3) Net income per share, without giving effect to other income, was $1.02 during the year ended June 30, 1995.

(4) Net income per share, without giving effect to other income, was $0.92 during the year ended June 30, 1996.

(5) "EBITDA" represents earnings before interest, taxes, depreciation and amortization. EBITDA data are used by certain investors to measure a company's ability to meet historical debt service requirements. EBITDA is not a measure of financial performance under GAAP and should not be considered an alternative to, or more meaningful than, net income or any other measure determined in accordance with GAAP as an indication of the Company's operating results, or cash flows from operating, investing and financing activities determined in accordance with GAAP as a measure of liquidity.

(6) During fiscal 1994, fiscal 1995 and fiscal 1996, the Company made capital expenditures of $4.7 million, $8.1 million and $1.8 million, respectively, in connection with the refurbishment of Amite. This 282,000 square foot facility was acquired in February 1993 and had been inactive for several years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company has pursued an active acquisition program designed to take advantage of consolidation opportunities in the widely-fragmented foundry industry. The Company has acquired nine foundries since June 1991 and now operates foundries in seven states and in Canada. As a result of these completed transactions as well as internal growth, the Company's net sales have increased from approximately $54.7 million for its fiscal year ended June 30, 1992 to $185.1 million for the fiscal year ended June 30, 1996, and to a pro forma $202.3 million for the fiscal year ended June 30, 1996 assuming each acquisition made during fiscal 1996 was completed at the beginning of the 1996 fiscal year. Four of the acquired foundries have substantial underutilized capacity, which the Company believes represents a growth opportunity well-suited to its operating and marketing expertise and enables it to better service its customers' growing needs.

    Between June 14, 1991 and June 30, 1996, the number of active customers served by the Company has grown from 12 to more than 300. The Company's backlog was $65.1 million at June 30, 1996, down from $68.5 million at June 30, 1995, due primarily to a decline in backlog for the M1-A2 main battle tank.

    To position itself for internal growth and to make industry-related acquisitions, in October 1993 the Company completed an initial public offering (the "IPO") of 2,150,000 shares of Common Stock at $12.00 per share. The net proceeds of the IPO ($23.3 million) were used to repay substantially all of the Company's then existing interest-bearing indebtedness and, together with cash on hand, to discharge a long-term obligation.

    During July 1993, flooding on the Missouri River halted production of the Company's Atchison, Kansas foundry for a period of four weeks. While following the four-week shut down the Company was able to resume production at the Atchison facility without a significant loss of orders, the 1993 flood has had a continuing negative effect on productivity and sales due to increased equipment maintenance, production downtime and employee overtime.

    ACC carried flood insurance for business interruption/lost profits and casualty/damage. On April 11, 1996, the Company and its insurance carrier reached final settlement of the Company's claim filed as a result of the flood. During fiscal 1995 and fiscal 1996, the Company recorded payments on the business interruption portion of its insurance claim in the amount of $6.6 million and $11.1 million, respectively, which amounts have been classified as "Other income" in the Company's Statement of Operations. The Company also recorded, in fiscal 1996, payments on the casualty portion of its insurance claim in the amount of $18.2 million, of which $16.2 million has been recorded as "Other Income" in the Company's Statement of Operations. The Company also recorded $5.5 million and $2.0 million in advances during fiscal 1995 and fiscal 1996, respectively, against future repair expenses, which amounts have been classified as accrued expenses on the Company's Balance Sheet.

    The Company supplies, as a subcontractor to Morrison Knudsen, undercarriages for passenger rail cars utilized by the Chicago transit system (METRA). In June 1996, Morrison Knudsen filed for Chapter 11 bankruptcy protection. At June 30, 1996, the Company had work-in-progress attributable to Morrison Knudsen and its affiliates in the amount of approximately $1.6 million. Morrison Knudsen continues to accept and pay for undercarriages as of June 1996. The Company has not reserved amounts for work-in-process orders by Morrison Knudsen.

    ACC is no longer shipping locomotive undercarriages to General Electric, and sales of armor castings to General Dynamics declined substantially since fiscal 1994. In recent years General Electric and General Dynamics have each accounted for more than 10% of the Company's net sales. These sales declines have been offset by new sales to other customers. These new sales entail start-up costs for tooling, prototyping and training, which costs the Company believes will diminish over time. During each of the last three years, customer concentration has decreased as total sales have grown.


RECENT ACQUISITIONS

    On December 14, 1995, the Company purchased certain assets of the La
Grange, Missouri foundry operations of Gardner Denver Machinery Inc. for $5.2 million in cash. La Grange Foundry Inc. ("La Grange") produces gray and ductile iron castings for the industrial compressor and pump markets, among others. The Company financed this transaction with funds available under its revolving credit facility.

    On March 11, 1996, the Company purchased all of the outstanding capital stock of The G&C Foundry Company ("G&C") for $9.6 million in cash and the assumption of $2.0 million of change of control benefits that became payable in three equal annual payments commencing on June 15, 1996. In addition, G&C had $524,348 of other outstanding indebtedness at closing. G&C, located in Sandusky, Ohio, is a foundry that produces gray and ductile iron castings, principally used in hydraulic applications. The Company financed this transaction with funds available under its revolving credit facility.


RESULTS OF OPERATIONS

    The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Report.


FISCAL YEAR ENDED JUNE 30, 1996 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1995

    Net sales for fiscal 1996 were $185.1 million, representing an increase of $43.5 million, or 30.7%, over net sales of $141.6 million in fiscal 1995. The operations acquired by the Company in fiscal 1995 and fiscal 1996 generated net sales of $16.5 million and $59.3 million, respectively, as follows:



                                                                  FY 1995               FY 1996
     Operation                           Date Acquired           Net Sales             Net Sales
     ---------                           -------------           ---------             ---------
Canadian Steel Foundries, Ltd.         November 30, 1994        $7.2 million          $18.3 million
Kramer International, Inc.             January 3, 1995           5.3 million           12.8 million
Empire Steel Castings, Inc.            February 1, 1995          4.0 million           13.4 million
La Grange Foundry Inc.                 December 14, 1995            -                  10.9 million
The G&C Foundry Company                March 11, 1996               -                   3.9 million


    Excluding net sales attributable to the operations acquired in fiscal 1995 and fiscal 1996, net sales for fiscal 1996 were $125.8 million, representing an increase of $700,000, or 0.6%, over net sales of $125.1 million in fiscal 1995. This 0.6% increase in net sales was due primarily to increases in net sales to the mining and construction, energy and utility markets, offset by decreases in net sales to the locomotive, mass transit and trucking markets. In addition, the Company recorded, in the first quarter of fiscal 1995, a non-recurring sale of casting technology to Indian Railways of $746,000.

    Gross profit for fiscal 1996 increased by $2.3 million, or 9.0%, to $28.4 million, or 15.4% of net sales, compared to $26.1 million, or 18.4% of net sales. The increase in gross profit was primarily due to increased sales volume levels. The decrease in gross profit as a percentage of net sales was attributable to: (i) the continuing start-up of the Company's Amite facility in Louisiana and non-recurring costs associated with the transfer to that facility of production from a foundry purchased in May 1995, (ii) the completion, at Canadian Steel Foundries, Ltd. ("Canadian Steel"), of several negative margin orders which were accepted prior to the acquisition of Canadian Steel by the Company, (iii) a change in product mix toward products which have a lower gross profit as a percentage of net sales, (iv) higher maintenance costs associated with deferred maintenance expense on two newly acquired foundries and increased maintenance costs related to regularly scheduled July shutdowns at the Company's other foundries, (v) above average training expenses associated with the start-up of new products and (vi) a non-recurring sale in the first quarter of fiscal 1995 to Indian Railways of $746,000, which sale had a much higher gross profit as a percentage of net sales than the Company's average.

    Selling, general and administrative expenses for fiscal 1996 were $15.5 million, or 8.4% of net sales, as compared to $13.1 million, or 9.2% of net sales, in fiscal 1995. The increase in selling, general and administrative expenses was primarily attributable to expenses associated with the operations acquired by the Company in fiscal 1995 and fiscal 1996. The decrease in selling, general and administrative expense as a percentage of net sales was primarily attributable to decreased expenditures for outside professional services.

    Amortization of certain intangibles for fiscal 1996 was $1.5 million, or 0.8% of net sales, as compared to $1.4 million, or 1.0% of net sales, in fiscal 1995. The intangible assets consisted of the capitalized value of a non-compete agreement with Rockwell International, which became fully amortized in June 1996, and goodwill recorded in connection with the acquisitions of Prospect Foundry, Inc. ("Prospect Foundry"), Kramer International, Inc. ("Kramer"), Empire Steel Casting, Inc. ("Empire") and G&C. Partially offsetting the expense relating to the amortization of these assets is the amortization of the excess of acquired net assets over cost (negative goodwill) recorded by the Company in connection with the acquisition of Canadian Steel.

    Other income for fiscal 1996 was $27.0 million ($16.2 million, net of related income tax expense of $10.8 million). Other income consists primarily of $27.3 million ($29.1 million before deduction of fees paid to consultants and engineers who assisted in the development of the claim and amounts recovered for the repair and replacement of property) of partial payments by the Company's insurance carrier. Of this $27.3 million, $11.1 million consisted of payments for business interruption and $16.2 million consisted of payments for property damage. The Company's insurance claim was filed as a result of the July 1993 Missouri River flood.

    Interest expense for fiscal 1996 increased to $2.8 million, or 1.5% of net sales, from $2.3 million, or 1.6% of net sales, in fiscal 1995. The increase in interest expense is the result of an increase in the average amount of indebtedness outstanding. The increase in the average amount of outstanding indebtedness is primarily a result of the Company's acquisitions.

    Income tax expense for fiscal 1996 reflected the combined federal and state statutory rate of approximately 40%. Income tax expense for fiscal 1995 reflected the combined federal and state statutory rate of approximately 39%.

    As a result of the foregoing factors, net income increased by $11.8 million, from net income of $9.5 million in fiscal 1995 to net income of $21.3 million in fiscal 1996.


FISCAL YEAR ENDED JUNE 30, 1995 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1994

    Net sales for fiscal 1995 were $141.6 million, representing an increase of $59.1 million, or 71.6%, over net sales of $82.5 million in fiscal 1994. Prospect Foundry (acquired in April 1994) generated net sales of $28.8 million for the full year of fiscal 1995, representing an increase of $21.8 million over the $7.0 million of net sales generated by Prospect Foundry in the three month period of fiscal 1994. Quaker Alloy, Inc. ("Quaker Alloy") (acquired in June
1994) generated net sales of $14.4 million for the full year of fiscal 1995, representing an increase of $13.1 million over the $1.3 million of net sales generated by Quaker Alloy in the one month period of fiscal 1994. The operations acquired by the Company in fiscal 1995 generated net sales of $16.5 million, as follows:

                                                                FY 1995
    Operation                     Date Acquired                 Net Sales
    ---------                     -------------                 ---------

Canadian Steel Foundries, Ltd.    November 30, 1994             $7.2 million
Kramer International, Inc.        January 3, 1995               $5.3 million
Empire Steel Castings, Inc.       February 1, 1995              $4.0 million

    Excluding net sales attributable to the operations acquired in fiscal 1994 and fiscal 1995, net sales for fiscal 1995 were $81.9 million, representing an increase of $7.7 million, or 10.4%, over net sales of $74.2 million in fiscal 1994. This 10.4% increase in net sales was due primarily to increases in net sales to the locomotive, mass transit and mining and construction markets, partially offset by decreases in net sales to the military markets. In addition, the Company recorded, in the first quarter of fiscal 1995, a non-recurring sale of casting technology to Indian Railways of $746,000.

    Gross profit for fiscal 1995 increased by $9.9 million, or 61.1%, to $26.1 million, or 18.4% of net sales, compared to $16.2 million, or 19.7% of net sales. The increase in gross profit was primarily due to increased sales volume levels. The decrease in gross profit as a percentage of net sales was attributable to: (i) a change in product mix toward product segments which have a lower gross profit as a percentage of net sales, (ii) expenses associated with the start-up of the Company's Amite subsidiary and (iii) higher than normal training expenses associated with employees hired in response to the increased production volume levels. Partially offsetting these factors was a non-recurring sale in the first quarter of fiscal 1995 to Indian Railways of $746,000, which sale had a much higher gross profit as a percentage of net sales than the Company's average.

    Selling, general and administrative expenses for fiscal 1995 were $13.1 million, or 9.2% of net sales, as compared to $6.6 million, or 8.0% of net sales, in fiscal 1994. The increase in selling, general and administrative expenses was primarily attributable to expenses associated with the operations acquired by the Company since April 1, 1994. The increase in selling, general and administrative expense as a percentage of net sales was primarily attributable to: (i) increased overall expenditure levels at Amite in response to the start-up of the Amite facility, (ii) increased expenditures for outside professional services and (iii) increased compensation under the Company's incentive bonus plans. Selling, general and administrative expenses as a percentage of net sales also increased due to four weeks of the Company's first quarter of fiscal 1994 expenditures being covered by the Company's flood insurance policies. The Company's Atchison, Kansas foundry operations were shut down for a period of four weeks in July 1993 due to the 1993 Missouri River flood.

    Amortization of certain intangibles for fiscal 1995 was $1.4 million, or 1.0% of net sales, as compared to $1.2 million, or 1.5% of net sales, in fiscal 1994. The intangible assets consist of the capitalized value of a non-compete agreement with Rockwell International recorded in connection with the Initial Acquisition and goodwill recorded in connection with the acquisitions of Prospect Foundry, Kramer and Empire. Partially offsetting the expense relating to the amortization of these assets is the amortization of the excess of acquired net assets over cost (negative goodwill) recorded by the Company in connection with the acquisition of Canadian Steel.

    Other income for fiscal 1995 was $6.4 million ($3.9 million, net of related income tax expenses of $2.5 million). Other income consists primarily of $6.6 million of partial payments by the Company's insurance carrier against the business interruption portion of the Company's insurance claim filed as a result of the July 1993 Missouri River flood.

    Interest expense for fiscal 1995 increased to $2.3 million, or 1.6% of net sales, from $1.2 million, or 1.5% of net sales, in fiscal 1994. The increase in interest expense is the result of an increase in the average amount of indebtedness outstanding, partially offset by lower average interest rates on the Company's outstanding indebtedness. The increase in the average amount of outstanding indebtedness is primarily a result of the Company's acquisitions and the start-up of Amite.

    Income tax expense for fiscal 1995 reflected the combined federal and state statutory rate of approximately 39%. Income tax expense for fiscal 1994 reflected approximately a 35% rate based upon the taxable income of the Company, the usage of net operating loss carryforwards and the elimination of the valuation allowance previously established by the Company.

    There were no extraordinary charges in fiscal 1995. In connection with the repayment of indebtedness with the proceeds of the IPO, the Company recorded in fiscal 1994 an extraordinary charge to income in the amount of approximately $1.2 million (net of related income tax benefit of $787,000), relating to the early retirement of debt and the write-off of deferred financing charges.

    As a result of the foregoing factors, net income increased by $6.1 million, from net income of $3.4 million in fiscal 1994 to net income of $9.5 million in fiscal 1995.


LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically financed operations with internally generated funds, proceeds from the sale of senior notes and available borrowings under its bank credit facilities. Cash provided by operating activities for fiscal 1996 was $36.6 million, an increase of $21.0 million from fiscal 1995. This increase was primarily attributable to increases in net income and net deferred income tax payable balances.

    Working capital was $36.4 million at June 30, 1996, as compared to $27.7 million at June 30, 1995. The increase primarily resulted from net additional working capital of $1.2 million and $2.2 million associated with the newly acquired La Grange and G&C operations, respectively, and an increase in cash balances resulting from insurance payments.

    During fiscal 1996, the Company made capital expenditures of $12.7 million, as compared to $12.8 million in fiscal 1995. In fiscal 1996, the Company made capital expenditures of $1.8 million at its Amite foundry, $544,000 to acquire a production facility previously leased by Prospect Foundry and $1.1 million to acquire an inactive production/storage facility adjacent to Canadian Steel. The balance of capital expenditures was used for routine projects at each of the Company's facilities. In fiscal 1995, the Company made capital expenditures of $8.1 million at the Amite foundry, which became operational in late October 1994. The balance of capital expenditures during fiscal 1995 was used primarily for routine projects at the Atchison, Kansas foundry, the St. Joseph, Missouri machine shop, Prospect Foundry and Quaker Alloy. The Company expects to incur approximately $13.0 million of capital expenditures during fiscal 1997.

    The Company's results for fiscal 1996 included $27.3 million ($16.3 million, net of related income tax expense of $11.0 million) of insurance payments, as described above.

    On May 24, 1996, the Company and its bank entered into a new credit agreement providing for unsecured loans of up to $40 million in a revolving credit facility terminating on July 29, 1998. In addition, the credit agreement permits the Company's La Grange operation to incur up to $5.1 million of indebtedness to the Missouri Development Finance Board (the "Missouri Board") in connection with the issuance by the Missouri Board of its $5.1 million Industrial Development Revenue Bonds, Series 1996 (La Grange Foundry Inc. Project) and other subsidiary indebtedness of up to $5.5 million. Loans under this revolving credit facility will bear interest at fluctuating rates of either
(i) the bank's corporate base rate or (ii) LIBOR plus 1.50% subject, in the case of the LIBOR rate option, to a reduction of up to .50% (50 basis points) if certain financial ratios are met. At June 30, 1996, $23.7 million was available for borrowing under this facility. Loans under this revolving credit facility may be used for general corporate purposes, acquisitions and approved investments.

    On March 8, 1996, the Company and the insurance company holding the Company's $20 million aggregate principal amount of unsecured, senior notes entered into the First Amendment to the Note Purchase Agreement providing for an increase in permitted subsidiary indebtedness from $2.5 million to $5.5 million. On May 24, 1996, the Company entered into the Second Amendment to the Note Purchase Agreement permitting the Company's La Grange operation to incur up to $5.1 million of indebtedness to the Missouri Board in connection with the issuance by the Missouri Board of its $5.1 million Industrial Development Revenue Bonds, Series 1996 (La Grange Foundry Inc. Project).

    The agreements governing the Company's credit facility and $20 million senior notes contain a number of customary covenants and conditions.

    Total indebtedness of the Company at June 30, 1996 was $35.4 million, as compared to $34.9 million at June 30, 1995. This increase of $500,000 primarily reflects indebtedness incurred of $5.3 million and $12.3 million to finance the acquisitions of La Grange and G&C, respectively, offset by the payment of outstanding indebtedness using the insurance payments received from the Company's insurance carrier on the Company's claim, filed as a result of the July 1993 Missouri River flood.

    Acquisitions have been financed with borrowings under the Company's bank credit facilities and, occasionally, with common stock. For a discussion of recent acquisitions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" and " -- Recent Acquisitions."

    The Company anticipates that its operating cash flow and amounts available under its bank revolving credit facility will be adequate to fund capital expenditures and working capital requirements for the next two years.


INFLATION

    Management believes that the Company's operations have not been adversely affected by inflation or changing prices.

SUPPLEMENTAL QUARTERLY INFORMATION

    The Company's business is characterized by large unit and dollar volume customer orders. As a result, the Company has experienced and may continue to experience fluctuations in its sales and net income from quarter to quarter.

    The following table presents selected unaudited supplemental quarterly results for fiscal 1995 and fiscal 1996.




                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                FISCAL 1995                            FISCAL 1996
                                                               QUARTERS ENDED                         QUARTERS ENDED
                                                    -------------------------------------    -----------------------------------
                                                                 (UNAUDITED)                            (UNAUDITED)

                                                      SEPT.     DEC.      MAR.      JUNE       SEPT.    DEC.      MAR.      JUNE
                                                      -----     ----      ----      ----       -----    ----      ----      ----
Net Sales. . . . . . . . . . . . . . . . . .        $29,345   $32,424   $41,433   $38,377   $36,987   $40,683   $52,330   $55,081

Gross Profit . . . . . . . . . . . . . . . .          5,092     5,448     7,610     7,971     5,755     4,846     7,852    10,016

Operating Income . . . . . . . . . . . . . .          4,341     5,311     3,551     4,838    11,811     1,264     3,618    21,766

Net Income . . . . . . . . . . . . . . . . .          2,314     2,870     1,648     2,632     6,845       332     1,463    12,686

Net Income
Per Share. . . . . . . . . . . . . . . . . .           0.42      0.52      0.30      0.48      1.24      0.06      0.27      2.29




NEW ACCOUNTING STANDARDS

    Effective for fiscal years beginning after December 15, 1995, Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", establishes accounting standards for the impairment of long-lived assets, certain intangibles and goodwill related to those assets. The Company does not expect this Statement to have a material effect on its consolidated financial statements.

    Effective for fiscal years beginning after December 15, 1995, SFAS No. 123, "Accounting for Stock-Based Compensation", will require increased disclosure of compensation expense arising from stock compensations plans. The statement encourages, rather than requires, companies to adopt a new method that accounts for stock compensation awards based on their estimated fair value at the date they are granted. Companies will be permitted, however, to continue accounting under APB Opinion No. 25 which requires compensation cost to be recognized based on the difference, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. The Company will continue to apply APB Opinion No. 25 in its consolidated financial statements and will disclose pro forma net income and earnings per share in a footnote to its consolidated financial statements, determined as if the new method were applied. The impact of this Statement has not yet been completely evaluated.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


    The consolidated financial statements of the Company are filed under this Item, beginning on page F-1 of this Report. No financial statement schedules are required to be filed under Regulation S-X.

    Selected quarterly financial data required under this item is included in
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                       PART III
                                       --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item with respect to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders, dated October 7, 1996, to be filed pursuant to Regulation 14A. The required information as to executive officers is set forth in Part I hereof.



ITEM 11.   EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders, dated October 7, 1996, to be filed pursuant to Regulation 14A.



ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders, dated October 7, 1996, to be filed pursuant to Regulation 14A.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders, dated October 7, 1996, to be filed pursuant to Regulation 14A.

                                        PART IV
                                       -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                                                                     PAGE
                                                                     NUMBER

(A) DOCUMENTS LIST

    (1)  The following financial statements are included in Part II Item 8:

         Report of Independent Accountants                             F-2

         Consolidated Balance Sheets at June 30, 1995 and 1996         F-3

         Consolidated Statements of Income for the Years               F-4
         Ended June 30, 1994, 1995 and 1996

         Consolidated Statements of Stockholders' Equity               F-5
         For the Years Ended June 30, 1994, 1995 and 1996

         Consolidated Statements of Cash Flows For the Years           F-6
         Ended June 30, 1994, 1995 and 1996

         Notes to Consolidated Financial Statements                    F-8


    (2)  No Financial Statement Schedules are required to be filed.


    (3)  List of Exhibits:

         Exhibits required by Item 601 of Regulation S-K are listed in the
         Exhibit Index which is incorporated herein by reference.



(b) REPORTS ON FORM 8-K

    The Company filed a Form 8-K dated March 25, 1996, as amended by the Form 8-K/A dated May 21, 1996.

    Items Reported:

    Item 2.        Acquisition of G&C
    Item 7.        Financial Statements and Exhibits

    Financial Statements filed:

    (1) Audited Financial Statements of The G&C Foundry Company as of March 10, 1996 and for the period from February 27, 1995 to March 10, 1996.

    (2) Pro Forma Combined Financial Information consisting of a pro forma combined balance sheet as of December 31, 1995 and pro forma combined statements of income for the six-month period ended December 31, 1995 and the year ended June 30, 1995.

(C) EXHIBITS

    The response to this portion of Item 14 is submitted as a separate section to this report.


(D) FINANCIAL STATEMENTS SCHEDULES

    The consolidated financial statement schedules required by this Item are listed under Item 14(a)(2).

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ATCHISON CASTING CORPORATION
                                       (Registrant)

                                       By: /s/ Hugh H. Aiken
                                          -----------------------
                                            Hugh H. Aiken
                                            Principal Executive Officer


Dated: September 10, 1996
       ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dated indicated:

    Signature                Title                         Date
    ---------                -----                         ----

/s/ Hugh H. Aiken
- -------------------------    Chairman of the Boards        September 9, 1996
         Hugh H. Aiken       President, Chief Executive    ------------------
                             Officer and Director
                             (Principal Executive Officer)

/s/ Paul C. Craig            Director                      September 9, 1996
- -------------------------                                  ------------------
         Paul C. Craig

/s/ David L. Belluck         Director                      September 10, 1996
- -------------------------                                  ------------------
       David L. Belluck

/s/ Ray H. Witt              Director                      September 10, 1996
- -------------------------                                  ------------------
         Ray H. Witt

/s/ John O. Whitney          Director                      September 10, 1996
- -------------------------                                  ------------------
       John O. Whitney


/s/ Kevin T. McDermed
- -------------------------    Vice President, Chief         September 9, 1996
       Kevin T. McDermed     Financial Officer, Treasurer  ------------------
                             and Secretary
                             (Principal Financial Officer
                             and Principal Accounting
                             Officer)

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS FOR THE
YEARS ENDED JUNE 30, 1994, 1995 AND 1996,
AND INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT

Board of Directors of
    Atchison Casting Corporation
Atchison, Kansas

We have audited the accompanying consolidated balance sheets of Atchison Casting Corporation and subsidiaries (the "Company") as of June 30, 1995 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

Kansas City, Missouri
August 16, 1996

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1995 AND 1996
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
- --------------------------------------------------------------------------------

ASSETS                                                   1995        1996

CURRENT ASSETS:
  Cash and cash equivalents                           $    759       $  7,731
  Customer accounts receivable, net of allowance
    for doubtful accounts of $794 and $295              22,148         32,224
  Insurance receivable                                   6,137
  Inventories                                           23,382         24,357
  Deferred income taxes                                  2,813          1,985
  Other current assets                                   1,357          1,968
                                                      --------       --------
           Total current assets                         56,596         68,265

PROPERTY, PLANT AND EQUIPMENT, Net                      56,152         72,160

INTANGIBLE ASSETS, Net                                  15,245         18,441

DEFERRED CHARGES, Net                                      315            440

OTHER ASSETS                                             1,979          2,878
                                                      --------       --------

TOTAL                                                 $130,287       $162,184
                                                      --------       --------
                                                      --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    $  9,502       $  8,483
  Accrued expenses                                      19,367         22,583
  Current maturities of long-term obligations                             780
                                                      --------       --------
           Total current liabilities                    28,869         31,846

LONG-TERM OBLIGATIONS                                   34,920         34,655

DEFERRED INCOME TAXES                                    5,784         12,686

OTHER LONG TERM OBLIGATIONS                              1,193          1,207

EXCESS OF ACQUIRED NET ASSETS OVER COST, Net             1,267            922

POSTRETIREMENT OBLIGATION OTHER THAN PENSION             5,044          5,414

MINORITY INTEREST IN SUBSIDIARIES                          512            800

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 2,000,000
    authorized shares; no shares issued and
    outstanding
 Common stock, $.01 par value,
    19,300,000 authorized shares; 5,520,581 and
    5,564,914 shares issued and outstanding in 1995
    and 1996 including treasury shares, respectively        55             56
  Class A common stock (non-voting), $.01 par value,
    700,000 authorized shares; no shares issued and
    outstanding
  Additional paid-in capital                            41,623         42,159
  Retained earnings                                     11,386         32,712
  Minimum pension liability adjustment                    (375)          (293)
  Accumulated foreign currency translation adjustment        9             20
  Common stock held in treasury, 30,823 amd 36,002
    shares in 1995 and 1996, respectively, at cost
                                                      --------       --------
           Total stockholders' equity                   52,698         74,654
                                                      --------       --------
TOTAL                                                 $130,287       $162,184
                                                      --------       --------
                                                      --------       --------

See notes to consolidated financial statements.

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 1994, 1995 AND 1996
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
- --------------------------------------------------------------------------------

                                            1994           1995       1996

NET SALES                               $   82,519     $  141,579   $  185,081

COST OF GOODS SOLD                          66,304        115,458      156,612
                                        ----------     ----------   ----------
GROSS PROFIT                                16,215         26,121       28,469

OPERATING EXPENSES:
  Selling, general and administrative        6,581         13,058       15,459
  Amortization of intangibles                1,209          1,392        1,508
  Other income                                             (6,370)     (26,957)
                                        ----------     ----------   ----------
     Total operating expenses                7,790          8,080       (9,990)
                                        ----------     ----------   ----------
OPERATING INCOME                             8,425         18,041       38,459

INTEREST EXPENSE                             1,223          2,326        2,845

MINORITY INTEREST IN NET INCOME OF
  SUBSIDIARIES                                  62            280          225
                                        ----------     ----------   ----------
INCOME BEFORE TAXES AND EXTRAORDINARY
  ITEM                                       7,140         15,435       35,389

INCOME TAXES                                 2,494          5,971       14,063
                                        ----------     ----------   ----------
INCOME BEFORE EXTRAORDINARY ITEM             4,646          9,464       21,326

EXTRAORDINARY ITEM -
  Early extinguishment of debt, net of
    income tax benefit of $787               1,230
                                        ----------     ----------   ----------
NET INCOME                              $    3,416     $    9,464   $   21,326
                                        ----------     ----------   ----------
                                        ----------     ----------   ----------

INCOME BEFORE EXTRAORDINARY ITEM PER
  COMMON AND EQUIVALENT SHARES          $     0.98     $     1.73   $     3.87

EXTRAORDINARY ITEM -
  Early extinguishment of debt, per
    common and equivalent shares              0.26
                                        ----------     ----------   ----------
NET INCOME PER COMMON AND EQUIVALENT
  SHARES                                $     0.72     $     1.73   $     3.87
                                        ----------     ----------   ----------
                                        ----------     ----------   ----------

WEIGHTED AVERAGE NUMBER OF COMMON AND
  EQUIVALENT SHARES OUTSTANDING          4,757,607      5,477,881    5,516,597
                                        ----------     ----------   ----------
                                        ----------     ----------   ----------


See notes to consolidated financial statements.

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1994, 1995 AND 1996
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
- --------------------------------------------------------------------------------


                                                                               RETAINED     MINIMUM       FOREIGN
                                                       CLASS A  ADDITIONAL     EARNINGS     PENSION      CURRENCY
                                            COMMON      COMMON    PAID-IN    (ACCUMULATED  LIABILITY   TRANSLATION
                                            STOCK       STOCK     CAPITAL      DEFICIT)    ADJUSTMENT   ADJUSTMENT      TOTAL
Balance, July 1, 1993                       $  25        $  7    $  15,313    $  (1,494)                               $  13,851
  Issuance of 6,349 shares                                              71                                                    71
  Issuance of 2,150,000 shares for
   initial public stock offering               21                   23,237                                                23,258
  Issuance of 175,583 shares for
   purchase of subsidiary                       2                    2,398                                                 2,400
  Conversion of 673,653 shares of
   Class A common stock to common stock         7          (7)
  Minimum pension liability adjustment,
   net of income tax benefit of $200                                                         $  (313)                       (313)
  Net income                                                                      3,416                                    3,416
                                            -----         ---     --------    ---------      -------        -----      ---------
Balance, June 30, 1994                         55                   41,019        1,922         (313)                     42,683
  Issuance of 11,754 shares                                            154                                                   154
  Issuance of 26,895 shares for
   purchase of subsidiary                                              450                                                   450
  Conversion of 19,629 shares of
   Class A common stock to common stock
  Minimum pension liability adjustment,
   net of income tax benefit of $38                                                              (62)                        (62)
  Purchase of 30,823 nonvested shares
   under Stock Restriction Agreement
  Foreign currency translation adjustment
   of investment in subsidiary                                                                               $  9              9
  Net income                                                                      9,464                                    9,464
                                            -----         ---     --------    ---------      -------        -----      ---------
Balance, June 30, 1995                         55                   41,623       11,386         (375)           9         52,698
  Issuance of 34,333 shares                     1                      402                                                   403
  Exercise of stock options (10,000 shares)                            134                                                   134
  Minimum pension liability adjustment,
   net of income tax expense of $59                                                               82                          82
  Purchase of 5,179 nonvested shares
   under Stock Restriction Agreement
  Foreign currency translation adjustment
   of investment in subsidiary                                                                                 11             11
  Net income                                                                     21,326                                   21,326
                                            -----         ---     --------    ---------      -------        -----      ---------
Balance June 30, 1996                       $  56         $       $ 42,159    $  32,712      $  (293)       $  20      $  74,654
                                            -----         ---     --------    ---------      -------        -----      ---------
                                            -----         ---     --------    ---------      -------        -----      ---------



See notes to financial statements.

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1994, 1995 AND 1996
(AMOUNTS IN THOUSANDS)


                                                                                  1994        1995         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $  3,416    $  9,464    $  21,326
  Extraordinary item - early extinguishment of debt                               1,230
  Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization                                                 4,541       6,067        7,411
    Minority interest in net income of subsidiaries                                  62         280          225
    (Gain) loss on disposal of capital assets                                        (8)        (50)           8
    Accretion of long-term obligation discount                                      156         160          161
    Deferred income taxes                                                           407       1,551        7,918
    Changes in assets and liabilities:
      Receivables                                                                (6,472)      2,350       (8,286)
      Insurance receivable                                                                   (6,137)       6,137
      Inventories                                                                (1,878)     (7,168)       1,614
      Other current assets                                                         (261)       (177)        (715)
      Accounts payable                                                              816       1,697       (1,480)
      Accrued expenses                                                              473       7,344        2,073
      Postretirement obligation other than pension                                  171         162          209
      Other                                                                                      31            9
                                                                               --------    --------    ---------
           Cash provided by operating activities                                  2,653      15,574       36,610
                                                                               --------    --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                           (7,524)    (12,837)     (12,740)
  Proceeds from sale of capital assets                                               13          57            8
  Payment for purchase of net assets of subsidiaries, net of cash acquired
    of $2, $49 and $1,778, respectively                                         (15,136)    (13,327)     (13,251)
  Assets held for resale                                                                     (1,566)        (274)
  Other                                                                                                     (330)
                                                                               --------    --------    ---------
           Cash used in investing activities                                    (22,647)    (27,673)     (26,587)
                                                                               --------    --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Costs paid to raise capital                                                      (736)
  Proceeds from issuance of common stock                                         24,065         154          537
  Proceeds from sale of minority interest in subsidiary                              86          84           63
  Proceeds from issuance of long-term obligations                                21,020      33,231        5,309
  Payments on long-term obligations                                             (22,974)    (21,026)      (2,646)
  Capitalized financing costs paid                                                  (68)       (221)        (283)
  Net repayments under revolving loan note                                         (921)                  (6,031)
                                                                               --------    --------    ---------

              Cash provided by (used in) financing activities                    20,472      12,222       (3,051)
                                                                               --------    --------    ---------
EFFECT OF EXCHANGE RATE ON CASH                                                                  (2)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           478         121        6,972


                                                                    (Continued)


ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1994, 1995 AND 1996
(AMOUNTS IN THOUSANDS)
- --------------------------------------------------------------------------------




                                                                                               1994          1995          1996
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  $   478        $   121        $ 6,972

CASH AND CASH EQUIVALENTS, Beginning of period                                                 160            638            759
                                                                                           -------        -------        -------

CASH AND CASH EQUIVALENTS, End of period                                                   $   638        $   759        $ 7,731
                                                                                           -------        -------        -------
                                                                                           -------        -------        -------
CASH PAID DURING THE YEAR FOR:
  Interest                                                                                 $ 1,009        $ 1,611        $ 2,728
                                                                                           -------        -------        -------
                                                                                           -------        -------        -------

  Income taxes                                                                             $   457        $ 5,224        $ 6,883
                                                                                           -------        -------        -------
                                                                                           -------        -------        -------

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Minimum pension liability adjustment, net of income tax benefit (expense)
    of $200, $38 and ($59), respectively, recorded to stockholders' equity                 $   313        $    62        $   (82)
                                                                                           -------        -------        -------
                                                                                           -------        -------        -------

  Recording of other asset related to pension liability                                    $   198        $   (15)       $   (24)
                                                                                           -------        -------        -------
                                                                                           -------        -------        -------

  Unexpended bond funds                                                                                                  $ 1,198
                                                                                                                         -------
                                                                                                                         -------

  Recording of additional pension liability                                                $  (711)       $   (85)       $   175
                                                                                           -------        -------        -------
                                                                                           -------        -------        -------

  Issuance of common stock in purchase of subsidiary                                       $ 2,400        $   450
                                                                                           -------        -------
                                                                                           -------        -------



See notes to consolidated financial statements.                     (Concluded)

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1994, 1995 AND 1996
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
- --------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS - Atchison Casting Corporation ("ACC") was organized in 1991 for the purpose of becoming a broad based foundry company producing iron and steel castings ranging from one pound to 120,000 pounds. A majority of the Company's sales are to US customers, however, the Company also has sales to Canadian and other foreign customers.

    PERVASIVENESS OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    BASIS OF PRESENTATION - The consolidated financial statements present the financial position of the Company ("ACC") and its subsidiaries, Amite Foundry and Machine, Inc. ("AFM"), Prospect Foundry, Inc. ("Prospect"), Quaker Alloy, Inc. ("Quaker"), Canadian Steel Foundries, Ltd. ("CSF"), Kramer International, Inc. ("Kramer"), Empire Steel Castings, Inc. ("Empire"), La Grange Foundry Inc. ("La Grange") and The G&C Foundry Company ("G&C"). AFM, CSF, Kramer, Empire and La Grange are wholly owned subsidiaries. The Company owns 90.9%, 89.7% and 92.0% of the outstanding capital stock of Prospect, Quaker and G&C, respectively. All significant intercompany accounts and balances have been eliminated.

    STATEMENT OF CASH FLOWS - For purposes of cash flow reporting, cash and cash equivalents include cash on hand, amounts due from banks and temporary investments with original maturities of 90 days or less at the date of purchase.

    REVENUE RECOGNITION - Sales and related cost of sales are recognized upon shipment of products. Sales and related cost of sales under long-term contracts to commercial customers are recognized as units are delivered.

    RECEIVABLES - Approximately 60%, 41% and 28% of the Company's business in 1994, 1995 and 1996, respectively, was with four major customers in the locomotive, military and general industrial markets. As of June 30, 1995 and 1996, 31% and 24%, respectively, of accounts receivable were with these four major customers. The Company generally does not require collateral or other security on accounts receivable. Credit risk is controlled through credit approvals, limits and monitoring procedures.

    INVENTORY - Approximately 29% of the Company's inventory is valued at the lower of cost, determined on the last-in, first-out ("LIFO") method, or market. The remaining inventory is valued at the lower of cost, determined on the first-in, first-out ("FIFO") method, or market.

    PROPERTY, PLANT AND EQUIPMENT - Major renewals and betterments are capitalized while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are charged to expense as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation applicable to such assets are removed from the accounts and any resulting gain or loss is reflected in operations.

    Property, plant and equipment is carried at cost less accumulated depreciation. Plant and equipment is depreciated over the estimated useful lives of the assets using the straight-line method.

    INTANGIBLE ASSETS - Intangible assets acquired are being amortized over their estimated lives using the straight-line method. The Company periodically reviews the continuing value of intangibles to determine if there has been an impairment. The basis of this valuation includes the continuing profitability of the acquired operations, their expected future undiscounted cash flows, the maintenance of a significant customer base and similar factors.

    INCOME TAXES - Deferred income taxes are provided on temporary differences between the financial statements and tax basis of the Company's assets and liabilities in accordance with the liability method.

    EARNINGS PER SHARE - Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding.

    NEW ACCOUNTING STANDARD - Effective for fiscal years beginning after December 15, 1995, Statement of Financial Accounting Standards ("SFAS")
    No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, establishes accounting standards for the impairment of long-lived assets, certain intangibles and goodwill related to those assets. The Company does not expect the implementation of this Statement to have a material effect on its consolidated financial statements.

    Effective for fiscal years beginning after December 15, 1995, SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, will require increased disclosure of compensation expense arising from stock compensations plans. The statement encourages, rather than requires, companies to adopt a new method that accounts for stock compensation awards based on their estimated fair value at the date they are granted. Companies will be permitted, however, to continue accounting for stock compensation under APB Opinion No. 25 which requires compensation cost to be recognized based on the difference, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. The Company will continue to apply APB Opinion No. 25 in its consolidated financial statements and will disclose pro forma net income and earnings per share in a footnote to its consolidated financial statements, determined as if the new method were applied. The impact of this Statement has not yet been completely evaluated.

    ACCRUED INSURANCE EXPENSE - Costs estimated to be incurred in the future for employee medical benefits and casualty insurance programs resulting from claims which have occurred are accrued currently.

    In order to support claims for workman's compensation benefits, the Company has letters of credit aggregating $3,644 and a certificate of deposit of $175.

2.  ACQUISITIONS

    On April 1, 1994, ACC acquired all of the capital stock of Prospect for $14,000 in cash and $140 of related expenses. ACC subsequently issued 9.1% of the acquired Prospect stock to Prospect management. The difference between the fair market value of the minority interest, as estimated by the Company's management, and the consideration paid by Prospect's management was not material. Prospect, located in Minneapolis, Minnesota, produces ductile and gray iron castings used in construction, agricultural equipment, transportation, hydraulic and other related markets.

    On June 1, 1994, ACC acquired the inventory and certain property, plant and equipment of Quaker for $950 in cash, 175,583 shares of ACC stock, which had a market value of $2,400, and $48 of related expenses. ACC subsequently issued 10.3% of Quaker stock to Quaker management. The difference between the fair market value of the minority interest, as estimated by the Company's management, and the consideration paid by Quaker's management was not material. Quaker, located in Myerstown, Pennsylvania, serves the pump and valve industries, among others.

    On November 30, 1994, the Company purchased the assets of the Canadian Steel Foundries Division of Hawker Siddeley Canada Inc., a publicly-traded Canadian company, for $2,179 and $221 of related expenses, in addition to the assumption of approximately $4,023 of liabilities. As the current assets acquired exceeded the purchase price, the Company recorded negative goodwill in the amount of $1,432 in connection with the transaction which is being amortized over 5 years. CSF, located in Montreal, Quebec, makes steel castings ranging in size up to 60 tons for the utility, mining and construction, pulp and paper, energy and steel industries. The Company financed this acquisition with internally generated funds.

    On January 3, 1995, the Company purchased all of the outstanding capital stock of Kramer for $6,754 in cash and $20 of related expenses. Contemporaneous with the consummation of this acquisition, the Company retired $298 of Kramer's outstanding indebtedness. Kramer, located in Milwaukee, Wisconsin, is a foundry specializing in the casting of iron, steel and non-ferrous pump impellers, ranging in size from one pound to 2,500 pounds. The Company financed this transaction with funds available under its revolving credit facility.

    On October 11, 1994, the Company purchased approximately 41.6% of the outstanding shares of capital stock of Empire for $350 in cash. On February 1, 1995, the Company purchased the balance of Empire's outstanding capital stock for $596 in cash and issued 26,895 shares of the Company's Common Stock, which had a fair market value of $450 and $110 of related expenses. Contemporaneous with the consummation of this acquisition, the Company retired $2,848 of Empire's outstanding indebtedness. Empire, located in Reading, Pennsylvania, is a foundry that produces steel castings ranging in size from one pound to five tons for the pump and valve industries, among others. The Company financed this transaction with funds available under its revolving credit facility.

    On December 14, 1995, the Company purchased certain assets of the La Grange, Missouri foundry operations of Gardner Denver Machinery, Incorporated for $5,187 in cash and $103 of related expenses. La Grange produces gray and ductile iron castings for the industrial compressor and pump markets, among others. The Company financed this transaction with funds available under its revolving credit facility.

    On March 11, 1996, the Company purchased all of the outstanding capital stock of G&C for $9,620 in cash, the assumption of $2,000 of change of control benefits, the assumption of $524 of outstanding indebtedness and $119 of related expenses. ACC subsequently issued 8% of the acquired G&C stock to G&C management. The difference between the fair market value of the minority interest, as estimated by the Company's management, and the consideration paid by G&C's management, was not material. G&C, located in Sandusky, Ohio, is a foundry that produces gray and ductile iron castings, principally used in hydraulic applications. The Company financed this transaction with funds available under its revolving credit facility.

    The acquisitions have been accounted for by the purchase method of accounting, and accordingly, the purchase price including the related acquisition expenses have been allocated to the assets acquired based on the estimated fair values at the date of the acquisitions. For the Prospect, Kramer, Empire and G&C acquisitions, the excess of purchase price over estimated fair values of the net assets acquired has been included in "Intangible Assets, net" on the Consolidated Balance Sheet. For the Quaker, CSF and La Grange acquisitions, the fair value of the net assets acquired exceeded the purchase price. Accordingly, the excess fair value was subtracted from identifiable long-term assets ratably based on their relative fair values as a percentage of total long-term assets with any remaining excess recorded as negative goodwill and included in "Excess of Acquired Net Assets Over Cost, net" on the Consolidated Balance Sheet.

    The estimated fair values of assets and liabilities acquired in the 1994, 1995 and 1996 acquisitions are summarized as follows:

                                                   1994        1995       1996

      Cash                                      $      2   $     49   $  1,778
      Accounts receivable                          3,663      6,421      1,791
      Inventories                                  2,403      5,699      2,557
      Property, plant and equipment                9,296      2,623      7,825
      Intangible assets, primarily goodwill        6,763      6,444      4,779
      Other assets                                    53        338        206
      Accounts payable and accrued expenses       (2,462)    (6,543)    (1,529)
      Deferred income taxes                       (2,180)       389        247
      Other liabilities                                      (1,594)      (101)
      Long-term obligations                                             (2,524)
                                                --------   --------   --------

                                                  17,538     13,826     15,029

      Stock issued                                (2,400)      (450)
      Cash acquired                                   (2)       (49)    (1,778)
                                                --------   --------   --------

      Cash used in acquisitions                 $ 15,136   $ 13,327   $ 13,251
                                                --------   --------   --------
                                                --------   --------   --------

    The operating results of these acquisitions are included in ACC's consolidated statements of income from the dates of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at July 1, 1994, after giving effect to certain adjustments, including amortization of goodwill, interest expense on the acquisition debt and related income tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or of results which may occur in the future.

            Thousands of Dollars, Except per
                  Share Data (Unaudited)               1995               1996

      Net sales                                   $ 190,108          $ 202,250
      Net income                                      9,540             20,781
      Net income per common and equivalent shares      1.74               3.77


3.   INVENTORIES

                                                       1995              1996

      Raw materials                                $  2,690           $  3,589
      Work-in-process                                16,249             16,677
      Finished goods                                  2,322              1,455
      Deferred supplies                               2,121              2,636
                                                    -------            -------

                                                    $23,382            $24,357
                                                    -------            -------
                                                    -------            -------


    Inventories as of June 30, 1995 and 1996 would have been higher by $293 and $642, respectively, had the Company used the first-in, first-out method of valuing those inventories that are valued using the last-in, first-out method.

4.  PROPERTY, PLANT AND EQUIPMENT

                                                  LIVES
                                                (IN YEARS)   1995       1996

      Land                                           -      $ 1,394    $ 1,822
      Improvements to land                         12-15      1,931      2,109
      Buildings and improvements                     35       7,897     14,088
      Machinery and equipment                       5-14     47,596     59,541
      Automobiles and trucks                         3          311        428
      Office furniture, fixtures and equipment      5-10      1,019      1,798
      Tooling and patterns                         1.5-6      2,046      3,186
                                                            -------    -------
                                                             62,194     82,972
      Less accumulated depreciation                          11,435     17,179
                                                            -------    -------

                                                             50,759     65,793
      Construction in progress                                2,203      5,169
      Plant under renovation                                  3,190
      Unexpended bond funds                                              1,198
                                                            -------    -------

                                                            $56,152    $72,160
                                                            -------    -------
                                                            -------    -------

    Depreciation expense was $2,934, $4,304 and $5,745 for the years ended June 30, 1994, 1995 and 1996, respectively.

5.  INTANGIBLE ASSETS

                                                  LIVES
                                                (IN YEARS)   1995      1996

      Goodwill                                       25    $ 14,639   $ 19,578
      Noncompete agreement                            5       5,716
                                                           --------   --------

                                                             20,355     19,578
      Less accumulated amortization                           5,110      1,137
                                                           --------   --------

                                                           $ 15,245   $ 18,441
                                                           --------   --------
                                                           --------   --------


    Amortization expense was $1,448, $1,790 and $1,744 for the years ended June 30, 1994, 1995 and 1996, respectively.

6.  DEFERRED CHARGES

                                                 LIVES
                                               (IN YEARS)     1995       1996

      Capitalized financing costs                3 to 10      $ 289      $ 572
      Organizational costs                          5           465
                                                              -----      -----

                                                                754        572
      Less accumulated amortization                             439        132
                                                              -----      -----

                                                              $ 315      $ 440
                                                              -----      -----
                                                              -----      -----

    Amortization of such costs was $159, $139 and $158 for the years ended June 30, 1994, 1995 and 1996, respectively, of which $66, $46 and $69, respectively, is included in interest expense.

    On July 29, 1994, the Company issued to an insurance company $20,000 aggregate principal of unsecured, senior notes. The notes have an average maturity of seven years and bear interest at a fixed rate of 8.44% per year. In conjunction with this note purchase agreement, $180 of financing costs were capitalized and are being amortized over ten years.

    Concurrently, with the sale of the senior notes the Company entered into a credit agreement with Harris Trust and Savings Bank ("Harris") providing for unsecured loans of up to $20,000 in a three year revolving credit facility. In connection with this credit agreement, $41 of financing costs were capitalized and are being amortized over three years.

    On March 8, 1996, the Company and Harris entered into the First Amendment to the Credit Agreement providing for an increase in unsecured loans from $20,000 to $40,000 and an increase in permitted subsidiary indebtedness from $2,500 to $5,500. In connection with this amendment, $150 of financing costs were capitalized and are being amortized over the remaining two and one-half year term of the credit agreement.

    On May 1, 1996, the Company's La Grange subsidiary entered into a Loan Agreement with the Missouri Development Finance Board (the "Board"), providing for a loan of $5,100 to La Grange using the proceeds of the Board's Industrial Development Revenue Bonds, Series 1996 (La Grange Foundry Inc. Project). The Loan Agreement terminates on November 1, 2011. In connection with this loan agreement, $133 of financing costs were capitalized and are being amortized over ten years.

7.  ACCRUED EXPENSES

                                                            1995        1996

      Payroll, vacation and other compensation            $   4,132  $   5,560
      Accrued pension liability                               2,080      2,131
      Advances from customers                                 7,051      1,194
      Reserve for flood repairs                                          6,946
      Reserve for workers' compensation and
        employee health care                                  3,142      3,128
      Income taxes payable                                      882        535
      Taxes other than income                                   232        385
      Interest payable                                          814        800
      Other                                                   1,034      1,904
                                                           --------   --------

                                                           $ 19,367   $ 22,583
                                                           --------   --------
                                                           --------   --------

8.  LONG-TERM OBLIGATIONS

    On July 29, 1994, the Company issued to an insurance company $20 million aggregate principal amount of unsecured, senior notes. The notes have an average maturity of seven years and bear interest at a fixed rate of 8.44% per year.

    Concurrently, with the sale of the senior notes, the Company entered into a credit agreement with Harris (the "Credit Agreement") providing for unsecured loans of up to $20 million in a three year revolving credit facility. Loans under the revolving credit facility will bear interest at fluctuating rates of either (i) the bank's corporate base rate or (ii) LIBOR plus 1.75% subject, in the case of the LIBOR rate option, to reduction of up to .50% (50 basis points) if certain financial ratios are met. Loans under this revolving credit facility may be used for general corporate purposes and approved investments. At June 30, 1995, $3.7 million was available for borrowing under this facility after consideration of outstanding advances of $13.2 million and letters of credit of $3.1 million.

    On March 8, 1996, the Company and Harris entered into the First Amendment to the Credit Agreement providing for an increase in unsecured loans from $20 million to $40 million and an increase in permitted subsidiary indebtedness from $2,500 to $5,500.

    On May 1, 1996, the Company's La Grange subsidiary entered into a Loan Agreement with the Board, providing for a loan of $5,100 to La Grange using the proceeds of the Board's Industrial Development Revenue Bonds, Series 1996 (La Grange Foundry Inc. Project). Loans under the Loan Agreement will bear interest at rates that fluctuate weekly based upon the then-prevailing market rates for such securities. Loans under this Loan Agreement were used to finance the costs of acquiring, and will be used to finance the costs of reconstructing, improving and equipping certain additions and improvements to the Company's La Grange manufacturing facilities. The Loan Agreement terminates on November 1, 2011.

    On May 24, 1996, the Company entered into a new credit agreement with Harris providing for unsecured loans of up to $40 million in a revolving credit facility terminating on July 29, 1998. Loans under this revolving credit facility will bear interest at fluctuating rates of either (i) the bank's corporate base rate or (ii) LIBOR plus 1.50% subject, in the case of the LIBOR rate option, to a reduction of up to .50% (50 basis points) if certain financial ratios are met. Loans under this revolving credit facility may be used for general corporate purposes and approved investments. At June 30, 1996, 23.7 million was available for borrowing under this facility after consideration of outstanding advances of $7.2 million and letters of credit of $9.1 million. Amounts are outstanding as follows as of June 30:




                                                                                        1995           1996
      Unsecured, senior notes with an insurance company,
        maturing on July 30, 2004 and bearing interest at a fixed rate of
        8.44% per year                                                                $ 20,000       $ 20,000
      Unsecured, revolving credit facility with Harris, maturing on
        July 29, 1998, bearing interest at 9% and 8.25%, respectively (Prime)           13,231          7,200
      Term loan between G&C and the Ohio Department of
        Development, secured by certain assets of G&C, maturing on
        June 1, 1999, bearing interest at 5.0%                                                             95
      Term loan between G&C and OES Capital, Incorporated (assignee of loan agreement with Ohio Air Quality Development Authority), secured by certain assets of G&C, maturing on December 31, 2006,
        bearing interest at 6.5%                                                                        1,707
      Change of Control Benefits to be paid by G&C pursuant to certain
        Employment Agreements and a Change of Control Agreement,
        maturing on June 11, 1998, non interest bearing                                                 1,333
      Term loan between La Grange and the Missouri Development Finance
        Board, secured by a letter of credit, maturing on November 1, 2011
        bearing interest at 3.69%                                                                       5,100
      Subordinated promissory note payable to Rockwell,
        repaid during fiscal year 1996                                                   1,689
                                                                                      --------       --------

                                                                                        34,920         35,435
      Less current maturities                                                                             780
                                                                                      --------       --------

      Total long-term obligations                                                     $ 34,920       $ 34,655
                                                                                      --------       --------
                                                                                      --------       --------


    The subordinated promissory note payable to Rockwell was discounted at 10% from its original face of $1,850 as such note was interest free from the date of acquisition (June 14, 1991) for five years. After such date, the note was to accrue interest at 10%. The discount amortization was $145, $160 and $161 for the years ended June 30, 1994, 1995 and 1996, respectively, and is included in interest expense.

    The credit agreement with Harris and a note purchase agreement with an insurance company limit the Company's ability to pay dividends in any fiscal year to an amount not more than 25% of net earnings in the preceding fiscal year.

    The amounts of long-term obligations outstanding as of June 30, 1996 mature as follows:

      1997                                                             $   780
      1998                                                                 870
      1999                                                              10,262
      2000                                                               3,028
      2001                                                               3,028
      Thereafter                                                        17,467
                                                                       -------

                                                                       $35,435
                                                                       -------
                                                                       -------

    The amounts of interest expense for the years ended June 30, 1994, 1995 and 1996 consisted of the following:

                                                   1994        1995      1996

      Senior notes with an insurance company                $ 1,544    $ 1,688
      Credit facility with Harris                 $  311        576        902
      Revolving loan note, including fees             46
      Term loans with Heller                         655
      Subordinated promissory note payable to
        Rockwell                                     145        160        161
      Amortization of deferred charges                66         46         69
      Other                                                                 25
                                                 -------    -------    -------

                                                 $ 1,223    $ 2,326    $ 2,845
                                                 -------    -------    -------
                                                 -------    -------    -------

9.  INCOME TAXES

    Income taxes for the years ended June 30, 1994, 1995 and 1996 are comprised of the following:

                                                   1994       1995       1996

      Current:
        Federal                                  $ 1,300    $ 3,169    $ 4,972
        State and local                                         943      1,376
        Foreign                                                 308       (203)
                                                 -------    -------    -------

                                                   1,300      4,420      6,145

      Deferred                                       407      1,551      7,918
                                                 -------    -------    -------

                                                 $ 1,707    $ 5,971    $14,063
                                                 -------    -------    -------
                                                 -------    -------    -------

    Income tax expense (benefit) has been allocated as follows:

                                                  1994       1995       1996

      Income before taxes and
        extraordinary item                       $ 2,494    $ 5,971    $14,063
      Extraordinary item                            (787)
                                                 -------    -------    -------

                                                 $ 1,707    $ 5,971    $14,063
                                                 -------    -------    -------
                                                 -------    -------    -------

                                                   1994       1995       1996

      Items giving rise to the provision for
          deferred income taxes:
        Postretirement benefits                   $  (67)   $  (187)   $  (145)
        Accrued liabilities                          663        (56)       160
        Net operating loss carryforwards           1,171        577
        Pension costs                               (742)       (20)        16
        Alternative minimum tax credit
          carryforward                            (1,105)     1,264        724
        Flood wall capitalization                   (465)                   36
        Deferred gain on flood proceeds                                  5,898
        Depreciation and amortization                738        753      1,003
        Inventory                                    (12)      (231)        56
        Minimum pension liability                    277         33        (70)
        Capital start-up costs                       (35)
        Capital appreciation right obligation        455
        Valuation allowance                         (556)
        All other                                     85       (582)       240
                                                  ------    -------    -------

                                                  $  407    $ 1,551    $ 7,918
                                                  ------    -------    -------
                                                  ------    -------    -------

    Following is a reconciliation between the total income taxes and the amount computed by multiplying income before income taxes by the statutory federal income tax rate:



                                                    1994                          1995                         1996
                                         --------------------------   ---------------------------   --------------------------
                                            AMOUNT            %          AMOUNT             %         AMOUNT              %

      Computed expected
        federal income tax
        expense                          $  2,427           34.0       $  5,248           34.0      $  12,465           35.0
      State income taxes,
        net of federal benefit                357            5.0            624            4.1          1,498            4.2
      Change in valuation
        allowance                            (556)          (7.8)
      Adjustment to prior
        year taxes                            200            2.8
      Permanent differences                    30            0.4            182            1.1            337            0.9
      Other                                    36            0.5            (83)          (0.5)          (237)          (0.6)
                                         --------       --------       --------       --------       --------       --------

                                         $  2,494           34.9       $  5,971           38.7       $ 14,063           39.5
                                         --------       --------       --------       --------       --------       --------
                                         --------       --------       --------       --------       --------       --------


    Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred income taxes as of June 30, 1995 and 1996 are comprised of the following:

                                                              1995       1996

      Deferred tax assets:
        Postretirement benefits                             $ 1,967    $ 1,988
        Accrued liabilities                                   1,416      1,900
        Net operating loss carryforwards
        Pension costs                                           762        882
        Alternative minimum tax credit carryforwards            452
        Flood wall capitalization                               465        429
        Other                                                   389        520
                                                            -------   --------

                                                              5,451      5,719

      Deferred tax liabilities:
        Depreciation and amortization                         7,901      9,108
        Deferred gain on flood proceeds                                  6,257
        Inventory                                               335        808
        Minimum pension liability                               310        240
        Capital start-up costs                                   68         66
        Discounted note                                          46         39
        Other                                                               81
                                                            -------   --------

                                                              8,660     16,599
                                                            -------   --------

                                                             (3,209)   (10,880)
      Allocation to minimum pension liability adjustment        238        179
                                                            -------   --------

      Total                                                 $(2,971)  $(10,701)
                                                            -------   --------
                                                            -------   --------

    SFAS 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 1996, no allowance has been recorded.

    United States income taxes have not been provided on $307 of cumulative undistributed earnings of CSF because of the Company's intentions to reinvest these earnings. It is not practical to determine the unrecognized deferred tax liability that would be payable upon remittance of assets that represent those earnings. Such taxes, if ultimately paid, may be recoverable as foreign tax credits in the United States.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

    CASH, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE - The carrying amounts of these items are a reasonable estimate of their fair value.

    LONG-TERM OBLIGATIONS AND CURRENT MATURITIES OF LONG-TERM OBLIGATIONS - Based on the borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value approximates carrying value.

11. STOCKHOLDERS' EQUITY

    In connection with the acquisition of the steel castings business from Rockwell on June 14, 1991, the Company issued common stock or conveyed purchase rights for common stock to certain employees in accordance with various stock restriction agreements representing 476,173 shares. All such shares became fully vested as of June 30, 1996.

    The Atchison Casting 1993 Incentive Stock Plan (the "Incentive Plan") was adopted by the Board of Directors on August 10, 1993 and approved by the Company's stockholders on September 27, 1993. The Incentive Plan allows the Company to grant stock options to employees to purchase up to 300,000 shares of common stock at prices that are not less than the fair market value at the date of grant. The options become exercisable with respect to one-third of the shares subject to the options each year from the date of grant and remain exercisable for a term of not more than 10 years after the date of grant. The Incentive Plan provides that no options may be granted more than 10 years after the date of approval by the stockholders. The changes in outstanding options were as follows:

                                                    SHARES         PRICE RANGE
                                                 UNDER OPTION       PER SHARE

        Issued                                      145,300        $  13.375

      Balance, June 30, 1994                        145,300           13.375

        Issued                                       31,000     14.500 - 14.75
        Surrendered                                  (5,900)          13.375
                                                    -------        -----------

      Balance, June 30, 1995                        170,400     13.375 - 14.75

        Issued                                       45,800           14.125
        Surrendered                                  (4,000)          13.375
                                                    -------      -----------

      Balance, June 30, 1996                        212,200    $13.375 - 14.75
                                                   --------    ---------------
                                                   --------    ---------------

      Exercisable
        June 30, 1996                               100,600    $13.375 - 14.75
                                                   --------    ---------------
                                                   --------    ---------------

    At June 30, 1996, options to purchase 87,800 shares were authorized but not granted.


    The 1993 Atchison Casting Corporation Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors on August 10, 1993 and approved by the Company's stockholders on September 27, 1993. An aggregate of 400,000 shares of common stock were initially made available for purchase by employees upon the exercise of options under the Purchase Plan. On the first day of every option period (option periods are three-month periods beginning on January 1, April 1, July 1 or October 1 and ending on the next March 31, June 30, September 30 or December 31, respectively), each eligible employee is granted a nontransferable option to purchase common stock from the Company on the last day of the option period. As of the last day of an option period, employee contributions (authorized payroll deductions and lump sum contributions) during such option period will be used to purchase full and partial shares of common stock. The price for stock purchased under each option is 90% of the stock's fair market value on the first day or the last day of the option period, whichever is lower. During the years ended June 30, 1994, 1995 and 1996, 3,868, 11,754 and 34,333 common shares, respectively, were purchased by employees under the Purchase Plan. At June 30, 1996, 350,045 shares remained available for grant.

    On November 18, 1994, the Company's stockholders approved the Atchison Casting Non-Employee Director Option Plan (the "Director Option Plan").
    The Director Option Plan provides that each non-employee director of the Company who served in such capacity on April 15, 1994 and each non-employee director upon election or appointment to the Board of Directors thereafter shall automatically be granted an option to purchase 10,000 shares of the Company's common stock. No person shall be granted more than one such option pursuant to the Director Option Plan. An aggregate of 100,000 shares were reserved for purchase under the plan. The price for stock purchased under the plan is the fair market value at the date of grant.
    The changes in outstanding options were as follows:

                                                     SHARES             PRICE
                                                  UNDER OPTION        PER SHARE

      Issued                                         50,000             13.375
                                                    -------

      Balance, June 30, 1995                         50,000             13.375

      Exercised                                     (10,000)            13.375
                                                    -------

      Balance, June 30, 1996                         40,000             13.375
                                                    -------
                                                    -------


    Because the options granted on April 15, 1994, were subject to approval by the stockholders, they are reflected as 1995 grants. At June 30, 1996, options to purchase 50,000 shares were authorized but not granted.

12. PENSION PLANS

    The Company sponsors separate defined benefit pension plans for certain of its salaried and hourly employees. Employees are eligible to participate on the date of employment with vesting after five years of service. Benefits for hourly employees are determined based on years of credited service multiplied by a benefit formula or unit. Benefits for salaried employees are determined based on credited service and employee earnings.

    Pension expense for the defined benefit plans is presented below.

                                                   1994       1995       1996

      Service costs                               $  438     $  594     $  717
      Interest costs                               1,266      1,579      1,961
      Actual return on net assets                   (659)    (1,267)    (4,302)
      Net deferral items                            (538)        20      2,559
                                                  ------     ------     ------

                                                  $  507     $  926     $  935
                                                  ------     ------     ------
                                                  ------     ------     ------

    The pension plans' assets (primarily U. S. Government securities, common stock and corporate bonds) are deposited with a bank. A comparison of projected benefit obligation and plan assets at fair value as of June 30, 1995 and 1996 is presented below:


                                                                1995                                     1996
                                                -----------------------------------   -----------------------------------------
                                                  ASSETS EXCEED       ACCUMULATED       ASSETS EXCEED             ACCUMULATED
                                                   ACCUMULATED          BENEFITS         ACCUMULATED                BENEFITS
                                                     BENEFITS        EXCEED ASSETS         BENEFITS              EXCEED ASSETS

      Actuarial present value of:
        Vested benefit obligation                    $ (6,177)         $ (12,858)          $ (8,653)                $(15,102)
                                                      -------           --------            -------                 --------
                                                      -------           --------            -------                 --------

        Accumulated benefit
         obligation                                  $ (6,769)          $(13,245)          $ (9,371)                $(15,564)
                                                      -------           --------            -------                 --------
                                                      -------           --------            -------                 --------

        Projected benefit obligation                 $(10,304)          $(13,245)          $(13,520)                $(15,564)

        Plan assets at fair value                       8,246             11,992             10,829                   14,506
                                                      -------           --------            -------                 --------

        Projected benefit obligation
         in excess of plan assets                      (2,058)            (1,253)            (2,691)                  (1,058)

        Unrecognized prior
         service costs                                    (39)               183                129                      189

        Unrecognized net obligation                      (346)               389               (384)                     417

        Unrecognized net loss                           1,709                 22              2,272                      (44)

        Additional liability                                                (796)                                       (732)
                                                      -------           --------            -------                 --------

        Accrued pension liability                     $  (734)          $ (1,455)           $  (674)                $ (1,228)
                                                      -------           --------            -------                 --------
                                                      -------           --------            -------                 --------

      The actuarial valuation was
        prepared assuming:
        Discount rate                                            8.25 %                                   7.25 %
        Expected long-term rate of
          return on plan assets                                  9.00 %                                   9.00 %
        Salary increases per year                                5.00 %                                   5.00 %



    In accordance with SFAS No. 87, the Company has recorded an additional minimum pension liability for underfunded plans of $796 and $732 at June 30, 1995 and 1996, respectively, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. A corresponding amount is recognized as an intangible asset except to the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligation, in which case the increase in liabilities is charged directly to stockholders' equity. For 1995, $62 of the excess minimum pension liability resulted in a charge to equity, net of income taxes of $38. For 1996, $82 of the excess minimum pension liability resulted in a credit to equity, net of income taxes of $59.

    In addition, the Company sponsors a defined contribution 401(k) benefit plan covering certain of its salaried employees who have attained age 21 and have completed one year of service. The Company matches 75% of employee contributions up to 8% of an employee's salary. Employees vest in the Company matching contributions after five years. The cost of the Company's contribution was $194, $330 and $429 for the years ended June 30, 1994, 1995 and 1996, respectively.

    The Company's subsidiary, Prospect, contributed $55, $206 and $189 for the period April 1, 1994 (date of acquisition) to June 30, 1994, fiscal year ended June 30, 1995 and fiscal year ended June 30, 1996, respectively, to a multiemployer pension plan for employees covered by a collective bargaining agreement. This plan is not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Information with respect to the Company's proportionate share of the excess of the actuarially computed value of vested benefits over the total of the pension plan's net assets is not available from the plan's administrators. The Multiemployer Pension Plan Amendments Act of 1980 (the "Act") significantly increased the pension responsibilities of participating employers. Under the provisions of the Act, if the plans terminate or the Company withdraws, the Company may be subject to a substantial "withdrawal liability." As of the date of the most current unaudited information submitted by the plan's administrators (December 31, 1995), no withdrawal liabilities exist.

    The Company also has various other profit sharing plans. Costs of such plans charged against earnings were $403 and $878 for the years ended June 30, 1995 and 1996, respectively.

13. POSTRETIREMENT OBLIGATION OTHER THAN PENSION

    The Company provides certain health care and life insurance benefits to certain of its retired employees. SFAS No. 106, EMPLOYER'S ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS, requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The accumulated postretirement benefit obligation and the accrued postretirement benefit cost as of June 30, 1995 and 1996 is as follows:

                                                              1995       1996

      Accumulated postretirement benefit obligation:
        Retirees                                             $  664     $  874
        Fully eligible active plan participants                 641        864
        Other active plan participants                        2,897      4,069
                                                             ------     ------

                                                              4,202      5,807

      Plan assets at fair value
                                                             ------     ------

      Accumulated postretirement benefit obligation
        in excess of plan assets                              4,202      5,807

      Unrecognized net loss                                    (399)    (1,503)
      Unrecognized prior service cost                         1,241      1,110
                                                             ------     ------

      Accrued postretirement benefit cost                    $5,044     $5,414
                                                             ------     ------
                                                             ------     ------

    Net postretirement benefit cost for the years ended June 30, 1994, 1995 and 1996 consisted of the following components:

                                                       1994      1995     1996

      Service cost - benefits earned during the year   $ 170    $ 180    $ 223
      Interest cost on accumulated postretirement
        benefit obligation                               231      281      328
      Amortization of prior service cost                (131)    (132)    (132)
      Amortization of loss                                                   7
                                                       -----    -----    -----

                                                       $ 270    $ 329    $ 426
                                                       -----    -----    -----
                                                       -----    -----    -----

    The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for pre-age 65 benefits as of June 30, 1996 was 8.9% decreasing each successive year until it reaches 5.5% in 2016, after which it remains constant. The assumed rate used for post-age 65 benefits was 8.4% decreasing each successive year until it reaches 5.5% in 2021. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of June 30, 1996 by approximately $843 (15.9%) and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year then ended by approximately $118 (17.9%). The assumed discount rate used in determining the accumulated postretirement obligation as of June 30, 1996 was 7.5%, and the assumed discount rate in determining the service cost and interest cost for the year ended June 30, 1996 was 7.5%.

    SFAS No. 112, EMPLOYERS' POSTEMPLOYMENT BENEFITS, requires employers who provide benefits to former or inactive employees after employment but before retirement to recognize an obligation for such benefits over the period ending on the date an employee is fully eligible to receive benefits. The Company adopted SFAS No. 112 in the first fiscal quarter of 1995, which did not have a material effect on the Company's financial condition or results of operations.

14. OPERATING LEASES

    The Company leases certain buildings, equipment, automobiles and trucks, all accounted for as operating leases, on an as needed basis to fulfill general purposes. Total rental expense was $648, $957 and $544 for the years ended June 30, 1994, 1995 and 1996, respectively. Long-term, noncancellable operating leases having an initial or remaining term in excess of one year require minimum rental payments as follows:

      1997                                                               $ 520
      1998                                                                 346
      1999                                                                  84
      2000                                                                  42
      2001                                                                  23

15. MAJOR CUSTOMERS

    The Company's operations are conducted within one business segment and revenues attributable to foreign customers are not material. Net sales to and customer accounts receivable from major customers are as follows:

                                                   AMOUNT OF NET SALES
                                       ----------------------------------------
                                           1994           1995          1996

      Customer A                        $  13,114       $  8,224      $  6,500
      Customer B                           13,439         11,312         7,030
      Customer C                           12,292         18,611        24,822
      Customer D                           10,602         20,606        13,396
                                         --------       --------      --------

                                         $ 49,447       $ 58,753      $ 51,748
                                         --------       --------      --------
                                         --------       --------      --------

                                                               CUSTOMER
                                                               ACCOUNTS
                                                              RECEIVABLE
                                                         ----------------------
                                                           1995         1996

      Customer A                                         $   269       $   891
      Customer B                                             793           501
      Customer C                                           1,901         3,765
      Customer D                                           3,769         2,481
                                                         -------       -------

                                                         $ 6,732       $ 7,638
                                                         -------       -------
                                                         -------       -------

16. OTHER INCOME

    Other income in fiscal 1996 includes $11,087 of payments received by the Company from its insurance carrier in final settlement of the business interruption portion of the Company's insurance claim. Other income also includes $16,231 of payments received in the fourth quarter from the Company's insurance carrier in final settlement of the casualty and property damage portion of the Company's insurance claim. The Company's claim was a result of the July 1993 Missouri River flood. As of June 30, 1996, the Company has recorded $6,946 in reserves against future repair expenses which have been classified as accrued expenses.

    Other income in fiscal 1995 includes $6,639 in partial payments by the Company's insurance carrier against the business interruption portion of the Company's insurance claim, which was filed as a result of the July 1993 Missouri River flood. Of this amount, $1,137 along with $5,000 recoverable under the Company's casualty/damage coverage is included in insurance receivable at June 30, 1995 and was received on July 6, 1995.

    During fiscal 1994, the Company was advanced $4.0 million under the casualty portion of its insurance coverages, which was used to offset the direct expenses of fighting the flood itself, the cost of repair and replacement of property and equipment damaged in the flood and the construction of a flood wall. The recovery of direct and indirect costs (primarily labor and repairs) of $2.5 million was used to reduce the incurred costs in the 1994 statement of income.

                                        ******

                                    EXHIBIT INDEX

Exhibit
- -------

2.1 Asset Purchase Agreement dated November 29, 1994 by and between the Company and Hawker Siddeley Canada Inc. (incorporated by reference to Exhibit 2.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

2.2      Agreement dated December 30, 1994 by and among the Company,
         A. Harold Songer and James Stott (incorporated by reference to
         Exhibit 2 of the Company's Current Report on Form 8-K dated January 12, 1995)

2.3 Stock Purchase Agreement dated January 26, 1995 by and between Edward J. Crowley and the Company (incorporated by reference to Exhibit 2.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

2.4 Stock Purchase Agreement dated as of February 28, 1996 by and among the stockholders of G&C, the Stockholders' Representative and the Company (incorporated by reference to Exhibit 2 of the Company's Current Report on form 8-K dated March 25, 1996)

3.1 Articles of Incorporation of Atchison Casting Corporation, a Kansas corporation (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended December
         31, 1994)

3.2 By-Laws of Atchison Casting Corporation, a Kansas corporation (incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

4.0 Long-term debt instruments of the Company in amounts not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis will be furnished to the Commission upon request

4.1 Credit Agreement dated as of May 24, 1996 by and among the Company, the banks party thereto and Harris Trust and Savings Bank, as Agent

4.2(a)   Note Purchase Agreement dated as of July 29, 1994 between the
         Company and Teachers Insurance and Annuity Association of America pursuant to which the Company's 8.44% Senior Notes due 2004 were issued (incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K for the year ended June 30, 1994)

                                    EXHIBIT INDEX

Exhibit
- -------

4.2(b) First Amendment dated as of March 8, 1996 to the Note Purchase Agreement dated July 29, 1994, between the Company and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated March 25, 1996)

4.2(c) Second Amendment dated as of May 24, 1996 to the Note Purchase Agreement dated July 29, 1994, between the Company and Teachers Insurance and Annuity Association of America

10.1(a) Employment Agreement between the Company and Hugh H. Aiken dated as of June 14, 1991 (incorporated by reference to Exhibit
         10.1 of Form S-1 Registration Statement No. 33-67774 filed August 23, 1993)

10.1(b) Amendment No. 1 dated as of September 27, 1993 to Employment Agreement between the Company and Hugh H. Aiken (incorporated by reference to Exhibit 10.1(b) of Amendment No. 1 to Form S-1 Registration Statement No. 33-67774 filed September 27, 1993)

10.2(a) Registration Rights Agreement dated June 14, 1991 by and among the Company, Creditanstalt-Bankverein ("Creditanstalt"), CBC Capital Partners, Inc. ("CBCCP"), Chemical Equity Associates, L.P. ("CEA"), and Riverside Fund I, L.P. ("Riverside Partners") (the "Registration Rights Agreement") (incorporated by reference to Exhibit 10.5 of Form S-1 Registration Statement No. 33-67774 filed August 23, 1993)

10.2(b) Amendment No. 1 dated as of August 23, 1993 to the Registration Rights Agreement (incorporated by reference to Exhibit 10.5(c) of Amendment No. 2 to Form S-1 Registration No. 33-67774 filed September 30, 1993)

10.3(a) Stock Restriction Agreements by and among the Company, Riverside Partners and executive officers of the Company (the "Stock Restriction Agreements") (incorporated by reference to Exhibit 10.6 of Form
         S-1 Registration Statement No. 33-67774 filed August 23, 1993)

10.3(b) Amendment No. 1 dated as of August 23, 1993 to the Stock Restriction Agreements (incorporated by reference to Exhibit 10.6(b) of Amendment No. 1 to Form S-1 Registration Statement No. 33-67774 filed September 27, 1993)

10.4 Atchison Casting 1993 Incentive Stock Plan (incorporated by reference to Exhibit 10.7 of Form S-1 Registration Statement No. 33-67774 filed August 23, 1993)

                                    EXHIBIT INDEX

Exhibit
- -------

10.5 Confidentiality and Noncompetition Agreements by and among the Company and executive officers of the Company (incorporated by reference to Exhibit 10.8 of Form S-1 Registration Statement No. 33-67774 filed August 23, 1993)

10.6 Stockholders' Agreement dated as of August 23, 1993 by and among the Company, Riverside Partners, CBCCP, CEA and Creditanstalt (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to Form S-1 Registration Statement No. 33-67774 filed September
         27, 1993)

10.7 Atchison Casting Non-Employee Director Option Plan (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended June 30, 1994)

10.8 Letter Agreement dated January 3, 1995 between James Stott and the Company (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

10.9     Stock Option Agreement dated February 1, 1995 by and between
         Edward J. Crowley, Rhoda, Stoudt & Bradley Law Offices and the Company (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended December
         31, 1994)

10.10    Employment Agreement dated February 1, 1995 by and between
         Edward J. Crowley, Empire Steel Castings, Inc. and the Company (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

10.11 Employee Incentive Stock Agreement dated as of April 1, 1994 by and between Prospect Foundry, Inc., Atchison Casting Corporation and Richard J. Sitarz (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

10.12 Employee Incentive Stock Agreement dated as of October 3, 1994 by and between Quaker Alloy, Inc., Atchison Casting Corporation and C. Dinny Kinloch (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

10.13 Plan for conversion of Prospect Foundry, Inc. and Quaker Alloy, Inc. stock to Atchison Casting Corporation stock (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

                                    EXHIBIT INDEX

Exhibit
- -------

10.14 Letter Agreement dated November 2, 1994 between Riverside Partners, Inc. and the Company regarding a finder's fee in connection with the acquisition of Canadian Steel (incorporated by reference to Exhibit
         10.15 of the Company's Form 8-B Registration Statement dated April 24, 1995)

10.15 Lease Agreement dated September 23, 1987 between James Stott and Kramer International, as amended by the First Amendment thereto dated May 16, 1989 and extended through December 31, 1996 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995)

10.16 Hugh H. Aiken Supplemental Retirement Benefit Plan (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996)

21.1     Subsidiaries of the Company

23.1     Consent of Deloitte & Touche LLP

27       Financial Data Schedule