Form 10-Q
period 1996-09-30
ATCHISON CASTING CORP
filed 1996-11-05
CIK 911115

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ___________

                             -----------------------

Commission File Number 0-22368

                          Atchison Casting Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Kansas                                    48-1156578
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


400 South Fourth Street, Atchison, Kansas                66002
-----------------------------------------              ----------
(Address of principal executive offices)               (Zip Code)


      (Registrant's telephone number, including area code)  (913) 367-2121

                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

                          -----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X .  No   .
                                              ---     ---

     There were 5,531,775 shares of common stock, $.01 par value per share, outstanding on November 5, 1996.

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)


                                                           September 30,       June 30,
                                                               1996              1996
                                                           -------------       --------

                    ASSETS
                    ------
CURRENT ASSETS:
    Cash and cash equivalents                                 $3,204             $7,731
    Customer accounts receivable, net of allowance for        30,209             32,224
      doubtful accounts of $269 and $295, respectively
    Inventories                                               25,024             24,357
    Deferred income taxes                                      1,902              1,985
    Other current assets                                       2,237              1,968
                                                         ------------       ------------
             Total current assets                             62,576             68,265


PROPERTY, PLANT AND EQUIPMENT, Net                            74,028             72,160

INTANGIBLE ASSETS, Net                                        18,251             18,441

DEFERRED CHARGES, Net                                            409                440

OTHER ASSETS                                                   2,913              2,878

                                                         ------------       ------------
TOTAL                                                       $158,177           $162,184
                                                         ------------       ------------
                                                         ------------       ------------


                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                                 (In Thousands)

                                                           September 30,       June 30,
                                                               1996              1996
                                                           -------------       --------

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                          $8,994             $8,483
    Accrued expenses                                          20,232             22,583
    Current maturities of long-term obligations                  893                780

                                                          -----------       ------------
           Total current liabilities                          30,119             31,846

LONG-TERM OBLIGATIONS                                         31,255             34,655

DEFERRED INCOME TAXES                                         12,783             12,686

OTHER LONG-TERM OBLIGATIONS                                    1,207              1,207

EXCESS OF ACQUIRED NET ASSETS OVER COST, Net                     867                922

POST RETIREMENT OBLIGATION OTHER THAN PENSION                  5,530              5,414

MINORITY INTEREST IN SUBSIDIARIES                                791                800

STOCKHOLDERS' EQUITY:

     Preferred stock, $.01 par value, 2,000,000                    -                  -
       authorized shares; no shares issued and outstanding

     Common stock, $.01 par value, 19,300,000                     56                 56
       authorized shares; 5,567,111 and 5,564,914
       shares issued and outstanding including
       treasury shares, respectively

     Class A common stock (non-voting), $.01 par value             -                  -
       700,000 authorized shares; no shares issued and
       outstanding

     Additional paid-in capital                               42,189             42,159

     Retained earnings                                        33,653             32,712

     Minimum pension liability adjustment                       (293)              (293)

     Accumulated foreign currency translation adjustme            20                 20
                                                          -----------       ------------
                                                              75,625             74,654
     Less shares held in treasury:
       Common stock,  36,002 shares, at cost                       -                  -

                                                          -----------       ------------
           Total stockholders' equity                         75,625             74,654

                                                          -----------       ------------
TOTAL                                                       $158,177           $162,184
                                                          -----------       -----------
                                                          -----------       -----------


                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)


                                                   Three Months End
                                                     September 3,
                                                1996               1995
                                           ------------       -----------

NET SALES                                      $48,998            $36,987

COST OF GOODS SOLD                              42,357             31,232

                                           ------------       -----------
GROSS PROFIT                                     6,641              5,755


OPERATING EXPENSES:

  Selling, general and administrative            4,264              3,351

  Amortization of intangibles                      139                361

  Other income  (Note 4)                             -             (9,768)

                                           ------------       -----------
     Total operating expenses                    4,403             (6,056)

                                           ------------       -----------
OPERATING INCOME                                 2,238             11,811

INTEREST EXPENSE                                   586                638

MINORITY INTEREST IN NET INCOME(LOSS)               (9)                35
  OF SUBSIDIARIES

                                           ------------       -----------
INCOME BEFORE TAXES                              1,661             11,138


INCOME TAXES                                       720              4,293

                                           ------------       -----------
NET INCOME                                        $941             $6,845
                                           ------------       -----------
                                           ------------       -----------


NET INCOME PER COMMON AND
  EQUIVALENT SHARES                              $0.17              $1.24
                                           ------------       -----------
                                           ------------       -----------


WEIGHTED AVERAGE NUMBER OF COMMON AND
  EQUIVALENT SHARES OUTSTANDING              5,540,669          5,510,483
                                           ------------       -----------
                                           ------------       -----------


                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In Thousands)

                                                        Three Months End
                                                          September 3
                                                       1996           1995
                                                    ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                              $941         $6,845

 Adjustments to reconcile net income to
  net cash from operating activities:
    Depreciation and amortization                        1,864          1,637
    Minority interest in net income(loss) of
     subsidiaries                                           (8)            33
    (Gain)loss on disposal of capital assets                 2             (7)
    Accretion of long-term obligations discount              -             42
    Deferred income taxes                                  180            961
    Changes in assets and liabilities:
     Receivables                                         2,018         (2,422)
     Insurance receivable                                    -          6,137
     Inventories                                          (655)        (2,130)
     Other current assets                                 (303)          (905)
     Accounts payable                                      509          1,183
     Accrued expenses                                   (2,356)         1,014
     Post-retirement obligation other
      than pension                                         116            (33)
    Other                                                   (7)           (34)

                                                     ---------       --------
         Cash provided by operating activities           2,301         12,321
                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                  (3,591)        (2,716)
  Proceeds from sale of capital assets                       -              7
  Assets held for resale                                    (2)           (17)

                                                     ---------      ---------
         Cash used in investing activities              (3,593)        (2,726)
                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock                    30            318
  Payments on long-term obligations                         (7)
  Proceeds from issuance of long-term obligations          920
  Net repayments under revolving loan note              (4,176)        (8,930)

                                                    ----------      ---------
         Cash used in financing activities              (3,233)        (8,612)

EFFECT OF EXCHANGE RATE ON CASH                             (2)             4

                                                     ---------      ---------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS    ($4,527)          $987

CASH AND CASH EQUIVALENTS, Beginning of period           7,731            759

                                                     ---------      ---------

CASH AND CASH EQUIVALENTS, End of period                $3,204         $1,746
                                                     ---------      ---------
                                                     ---------      ---------

CASH PAID DURING THE PERIOD FOR:

  Interest                                              $1,095         $1,141
                                                     ---------      ---------
                                                     ---------      ---------

  Income taxes                                          $1,217           $340
                                                     ---------      ---------
                                                     ---------      ---------


SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

  Unexpended bond funds                                   ($24)
                                                    ----------
                                                    ----------


                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Accounting Policies and Basis of Presentation

     The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended June 30, 1996, as included in the Company's 1996 Annual Report to Stockholders.

     The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

     Certain September 30, 1995 amounts have been reclassified to conform with September 30, 1996 classifications.

2.   Inventories
                                                     As of
                                        ____________________________

                                         September 30,      June 30,
                                             1996             1996
                                             ----             ----
                                                 (Thousands)

          Raw materials                    $ 3,926         $  3,589
          Work-in-process                   16,025           16,677
          Finished goods                     2,164            1,455
          Deferred supplies                  2,909            2,636
                                           -------          -------
                                           $25,024          $24,357
                                           -------          -------
                                           -------          -------

3.   Income Taxes

     The provision for income taxes consisted of:

                                               Three Months Ended
                                                  September 30,
                                             1996             1995
                                             ----             ----
                                                   (Thousands)
          Current:
             Domestic                       $  493          $ 3,299
             Foreign                            47               33
                                            ------          -------
                                            $  540          $ 3,332

          Deferred:
             Domestic                       $  180          $   961
             Foreign                          ----             ----
                                            ------          -------
                                            $  180          $   961
                                            ------          -------

          Total                             $  720          $ 4,293
                                            ------          -------
                                            ------          -------

4.   Other Income

     The Company's fiscal 1996 first quarter results included a $9.9 million ($11.0 million before deduction of fees paid to consultants who assisted in the development of the claim and amounts recovered for the repair and replacement of property) partial insurance payment recorded by the Company covering the period of July 1, 1994 through June 30, 1995. This payment, by the Company's insurance carrier, resulted from the business interruption portion of the Company's insurance claim filed as a result of the July 1993 Missouri River flood.


5.   Subsequent Events

     On October 1, 1996, the Company purchased all of the outstanding capital stock of Los Angeles Die Casting Inc. ("LA Die"), a California corporation, for $8.8 million in cash. LA Die, located in Los Angeles, California, produces precision aluminum and zinc die castings for the computer, communications and recreation industries. The Company financed this transaction with funds available under its revolving credit facility.

     On October 26, 1996, the Company purchased all of the outstanding capital stock of Canada Alloy Castings, Ltd. ("Canada Alloy") for $4.3 million (U.S.) in cash. Canada Alloy, located in Kitchener, Ontario, produces stainless, carbon and alloy steel castings for a variety of markets, including power generation equipment, pulp and paper machinery, pumps and valves. The Company financed this transaction with funds available under its revolving credit facility.

     On October 31, 1996, the Company purchased all of the outstanding capital stock of Pennsylvania Steel Foundry & Machine Company ("Penn Steel"), a Pennsylvania corporation, for $9.0 million in cash. Penn Steel, located in Hamburg, Pennsylvania, produces carbon and stainless steel castings for the power generation, valve, pump and other industrial equipment markets. The Company financed this transaction with funds available under its revolving credit facility.

Item 2.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS:

Net sales for the first quarter of fiscal 1997 were $49.0 million, representing an increase of $12.0 million, or 32.5%, over net sales of $37.0 million in the first quarter of fiscal 1996. The operations acquired by the Company in fiscal 1996 generated net sales of $8.0 million in the first quarter of fiscal 1997, as follows:

                                                            FY96 First Quarter
     Operation                     Date Acquired                 Net Sales
     ---------                     -------------                 ---------

La Grange Foundry Inc.             December 14, 1995             $4.9 million
The G&C Foundry Company            March 11, 1996                 3.1 million

Excluding the $8.0 million of net sales attributable to the operations acquired in fiscal 1996, net sales for the first quarter of fiscal 1997 were $41.0 million, representing an increase of $4.0 million, or 10.8%, as compared to the first quarter of fiscal 1996. This 10.8% increase in net sales was due primarily to increases in net sales to the mining and construction, energy and utility markets.

Gross profit for the first quarter of fiscal 1997 increased by $886,000, or 15.4%, to $6.6 million, or 13.6% of net sales, compared to $5.8 million, or 15.6% of net sales, for the first quarter of fiscal 1996. The increase in gross profit was primarily due to increased sales volume levels. The decrease in gross profit as a percentage of net sales is attributable to: (i) lost production and expenses associated with the conversion from cupola to electric melting at The G&C Foundry Company ("G&C"), (ii) a change in product mix and
(iii) costs associated with the conversion of Empire Steel Castings, Inc. ("Empire") from a steel casting to an iron casting manufacturing facility. Partially offsetting these factors were higher maintenance costs in the first quarter of fiscal 1996 associated with deferred maintenance expense on two newly acquired foundries and increased maintenance costs related to regularly scheduled July shut-downs at the Company's other facilities and non-recurring costs in the first quarter of fiscal 1996 associated with the transfer to the Company's Amite facility in Louisiana of production from a foundry purchased in May 1995.

Selling, general and administrative expenses for the first quarter of fiscal 1997 were $4.3 million, or 8.7% of net sales, as compared to $3.4 million, or 9.1% of net sales, in the first quarter of fiscal 1996. The increase in selling, general and administrative expense was primarily attributable to expenses associated with the operations acquired by the Company in fiscal 1996. The decrease in selling, general and administrative expense as a percentage of net sales was primarily due to the increase in net sales.

Amortization of certain intangibles for the first quarter of fiscal 1997 was $139,000, or 0.3% of net sales, as compared to $361,000, or 1.0% of net sales, in the first quarter of fiscal 1996. The intangible assets consist of goodwill recorded in connection with the acquisitions of Prospect Foundry, Inc., Kramer International, Inc., Empire and G&C. During fiscal 1996, the intangible assets included the capitalized value of a non-compete agreement with Rockwell International, which became fully amortized in June 1996. Partially offsetting the expense relating to the amortization of these assets is the amortization of the excess of acquired net assets over cost

(negative goodwill) recorded by the Company in connection with the acquisition of Canadian Steel Foundries, Ltd.

Other income in the first quarter of fiscal 1996 was $9.8 million ($6.0 million, net of related income tax expense of $3.8 million), consisting primarily of a $9.9 million ($11.0 million before deduction of fees paid to consultants who assisted in the development of the claim and amounts recovered for the repair and replacement of property) partial payment by the Company's insurance carrier. The payment resulted from the business interruption portion of the Company's insurance claim filed as a result of the July 1993 Missouri River flood.

Interest expense for the first quarter of fiscal 1997 decreased to $586,000, or 1.2% of net sales, from $638,000, or 1.7% of net sales, in the first quarter of fiscal 1996. The decrease in interest expense is primarily the result of lower average interest rates on the Company's outstanding indebtedness.

Income tax expense for the first quarter of fiscal 1997 has been provided at combined federal and state statutory rate of approximately 43%. Income tax expense for the first quarter of fiscal 1996 was provided at the combined federal and state statutory rate of approximately 39%.



As a result of the foregoing factors, net income decreased by $5.9 million, from net income of $6.8 million in the first quarter of fiscal 1996 to net income of $941,000 in the first quarter of fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by operating activities for the first quarter of fiscal 1997 was $2.3 million, a decrease of $10.0 million from the first quarter of fiscal 1996. This decrease was primarily attributable to a decrease in net income and the collection, in the first quarter of fiscal 1996, of a $6.1 million insurance receivable balance.

Working capital was $32.5 million at September 30, 1996, as compared to $36.4 million at June 30, 1996. The decrease primarily resulted from an application of existing cash balances to outstanding long-term indebtedness balances.

During the first quarter of fiscal 1997 the Company made capital expenditures of $3.6 million, as compared to $2.7 million for the first quarter of fiscal 1996. Included in the first quarter of fiscal 1997 were capital expenditures of $1.2 million at G&C, primarily relating to the conversion from cupola to electric melting. The balance of capital expenditures was used for routine projects at each of the Company's facilities.

Total indebtedness of the Company at September 30, 1996 was $32.1 million, as compared to $35.4 million at June 30, 1996. This decrease of $3.3 million primarily reflects the payment of outstanding indebtedness using available cash balances.

On October 1, 1996, the Company purchased all of the outstanding capital stock of Los Angeles Die Casting Inc. ("LA Die"), a California corporation, for $8.8 million in cash. LA Die, located in Los Angeles, California, produces precision aluminum and zinc die castings for the computer, communications and recreation industries. The Company financed this transaction with funds available under its revolving credit facility.

On October 26, 1996, the Company purchased all of the outstanding capital stock of Canada Alloy Castings, Ltd. ("Canada Alloy") for $4.3 million (U.S.) in cash. Canada Alloy, located in Kitchener, Ontario, produces stainless, carbon and alloy steel castings for a variety of markets, including power generation equipment, pulp and paper machinery, pumps and valves. The Company financed this transaction with funds available under its revolving credit facility.

On October 31, 1996, the Company purchased all of the outstanding capital stock of Pennsylvania Steel Foundry & Machine Company ("Penn Steel"), a Pennsylvania corporation, for $9.0 million in cash. Penn Steel, located in Hamburg, Pennsylvania, produces carbon and stainless steel castings for the power generation, valve, pump and other industrial equipment markets. The Company financed this transaction with funds available under its revolving credit facility.

The Company anticipates that its operating cash flow and amounts available under its bank revolving credit facility will be adequate to fund capital expenditures and working capital requirements for the next two years.

PART II

ITEM 1    -    Legal Proceedings

               NOT APPLICABLE


ITEM 2    -    Changes in Securities

               NOT APPLICABLE


ITEM 3    -    Defaults Upon Senior Securities

               NOT APPLICABLE


ITEM 4    -    Submission of Matters to a Vote of Security Holders

               NOT APPLICABLE


ITEM 5    -    Other Information

               NOT APPLICABLE


ITEM 6    -    Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    27   Financial Data Schedule

               (B)  Reports on Form 8-K

                    No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                   *  *  *  *  *  *  *  *  *  *  *  *  *  *  *


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Atchison Casting Corporation
                                        ----------------------------
                                               (Registrant)





DATE:          November 5, 1996         /s/ HUGH H. AIKEN
                                        ------------------------------
                                        Hugh H. Aiken, Chairman of the
                                          Board, President and Chief
                                          Executive Officer



DATE:          November 5, 1996         /s/ KEVIN T. MCDERMED
                                        ------------------------------
                                        Kevin T. McDermed, Vice President,
                                          Chief Financial Officer, Treasurer
                                          and Secretary