Form 10-Q
period 1996-12-31
ATCHISON CASTING CORP
filed 1997-01-29
CIK 911115

                                   FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1996

                                        OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                    ---------    -----------

                               ------------------

Commission File Number 1-12541

                           Atchison Casting Corporation
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)


           Kansas                                 48-1156578
----------------------------------    --------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

400 South Fourth Street, Atchison, Kansas                66002
-----------------------------------------              --------
(Address of principal executive offices)              (Zip Code)


   (Registrant's telephone number, including area code)  (913) 367-2121

                              Not Applicable
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

                           -----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X .
                                                    ---
No     .
   ---

     There were 5,534,442 shares of common stock, $.01 par value per share, outstanding on January 29, 1997.

                                        PART I


ITEM 1.  Financial Statements.

                       ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

                                     (In Thousands)

                                                        December 31,   June 30,
                                                            1996        1996
                                                        ------------   --------

                    ASSETS
                    ------

CURRENT ASSETS:
    Cash and cash equivalents                             $  2,628     $  7,731
    Customer accounts receivable, net of allowance for      37,066       32,224
      doubtful accounts of $374 and $295, respectively
    Inventories                                             28,566       24,357
    Deferred income taxes                                    1,760        1,985
    Other current assets                                     2,276        1,968
                                                            ------       ------
             Total current assets                           72,296       68,265

PROPERTY, PLANT AND EQUIPMENT, Net                          86,620       72,160

INTANGIBLE ASSETS, Net                                      22,348       18,441

DEFERRED CHARGES, Net                                          378          440

OTHER ASSETS                                                 3,294        2,878
                                                          --------     --------
 TOTAL                                                    $184,936     $162,184
                                                          --------     --------
                                                          --------     --------

                  See Notes to Consolidated Financial Statements.

                      ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                                       (In Thousands)

                                                        December 31,   June 30,
                                                           1996         1996
                                                        ------------   --------
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                      $ 11,213     $  8,483
    Accrued expenses                                        22,829       22,583
    Current maturities of long-term obligations                946          780
                                                          --------     --------
           Total current liabilities                        34,988       31,846

LONG-TERM OBLIGATIONS                                       48,731       34,655

DEFERRED INCOME TAXES                                       13,911       12,686

OTHER LONG-TERM OBLIGATIONS                                  1,874        1,207

EXCESS OF ACQUIRED NET ASSETS OVER COST, Net                   805          922

POST RETIREMENT OBLIGATION OTHER THAN PENSION                5,641        5,414

MINORITY INTEREST IN SUBSIDIARIES                            1,033          800

STOCKHOLDERS' EQUITY:

     Preferred stock, $.01 par value, 2,000,000
       authorized shares; no shares issued and outstanding    --           --

     Common stock, $.01 par value, 19,300,000                   56           56
       authorized shares; 5,570,444 and 5,564,914 shares issued and outstanding including treasury shares, respectively

     Class A common stock (non-voting), $.01 par value
       700,000 authorized shares; no shares issued and
       outstanding                                            --           --

     Additional paid-in capital                             42,235       42,159

     Retained earnings                                      36,024       32,712

     Minimum pension liability adjustment                     (293)        (293)

     Accumulated foreign currency translation adjustme         (69)          20
                                                          --------     --------
                                                            77,953       74,654
     Less shares held in treasury:
       Common stock,  36,002 shares, at cost                  --           --
                                                          --------     --------
           Total stockholders' equity                       77,953       74,654
                                                          --------     --------
TOTAL                                                     $184,936     $162,184
                                                          --------     --------
                                                          --------     --------

                  See Notes to Consolidated Financial Statements.

                                ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (In Thousands, Except Share Data)

                                      Three Months Ended               Six Months Ended
                                          December 31,                   December 31,
                                    -----------------------         ------------------------
                                      1996           1995             1996           1995
                                    ---------      ---------        ---------      ---------
NET SALES                             $61,622        $40,683         $110,620        $77,670

COST OF GOODS SOLD                     51,511         35,837           93,868         67,069
                                    ---------      ---------        ---------      ---------
GROSS PROFIT                           10,111          4,846           16,752         10,601

OPERATING EXPENSES:

  Selling, general and administrate     4,966          3,712            9,230          7,063

  Amortization of intangibles             182            383              321            744

  Other income (Note 4)                   --            (513)             --         (10,281)
                                    ---------      ---------        ---------      ---------
     Total operating expenses           5,148          3,582            9,551         (2,474)
                                    ---------      ---------        ---------      ---------

OPERATING INCOME                        4,963          1,264            7,201         13,075

INTEREST EXPENSE                          877            634            1,463          1,272

MINORITY INTEREST IN NET INCOME
   OF SUBSIDIARIES                         43             38               34             73
                                    ---------      ---------        ---------      ---------
INCOME BEFORE TAXES                     4,043            592            5,704         11,730

INCOME TAXES                            1,672            260            2,392          4,553
                                    ---------      ---------        ---------      ---------
NET INCOME                             $2,371           $332           $3,312         $7,177
                                    ---------      ---------        ---------      ---------
                                    ---------      ---------        ---------      ---------

NET INCOME PER COMMON AND
  EQUIVALENT SHARE                      $0.43          $0.06            $0.60          $1.30
                                    ---------      ---------        ---------      ---------
                                    ---------      ---------        ---------      ---------

WEIGHTED AVERAGE NUMBER OF
  COMMON AND EQUIVALENT
  SHARES OUTSTANDING:               5,558,267      5,519,579        5,550,589      5,515,374
                                    ---------      ---------        ---------      ---------
                                    ---------      ---------        ---------      ---------


                See Notes to Consolidated Financial Statements.

                         ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOW
                                        (In Thousands)

                                                            Six Months Ended
                                                              December 31,
                                                          ---------------------
                                                           1996          1995
                                                          -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                            $3,312        $7,177
     Adjustments to reconcile net income to
       net cash from operating activities:
         Depreciation and amortization                      4,011         3,393
         Minority interest in net income of subsidiari         34            71
         (Gain) loss on disposal of capital assets              2            (7)
         Accretion of long-term obligations discount          --             86
         Deferred income taxes                                578           706
         Changes in assets and liabilities:
           Receivables                                        717        (2,168)
           Insurance receivable                               --          5,357
           Inventories                                      1,777        (2,562)
           Other current assets                               (42)         (612)
           Accounts payable                                   318         1,370
           Accrued expenses                                (1,147)       (2,062)
           Post retirement obligation other
             than pension                                     227            34
           Other                                               57            19
                                                           ------        ------
                  Cash provided by operating activitie      9,844        10,802
                                                           ------        ------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                  (6,494)       (6,136)
     Payment for purchase of net assets of subsidiarie    (22,298)       (5,320)
     Proceeds from sale of capital assets                       3             7
     Payment for purchase of minority interests              (308)          --
     Assets held for resale                                    (3)          (76)
                                                           ------        ------
                  Cash used in investing activities       (29,100)      (11,525)
                                                           ------        ------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock                    76           343
     Proceeds from sale of minority interest in subsid        199           --
     Payments on long-term obligations                       (551)          --
     Proceeds from issuance of long-term obligations        1,293           --
     Net borrowings under revolving loan note              13,164           810
                                                           ------        ------
                  Cash provided by financing activitie     14,181         1,153

EFFECT OF EXCHANGE RATE ON CASH                               (28)           (1)
                                                           ------        ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      ($5,103)         $429


CASH AND CASH EQUIVALENTS, Beginning of period              7,731           759
                                                           ------        ------
CASH AND CASH EQUIVALENTS, End of period                   $2,628        $1,188
                                                           ------        ------
                                                           ------        ------

CASH PAID DURING THE PERIOD FOR:

     Interest                                              $1,475        $1,258
                                                           ------        ------
                                                           ------        ------

     Income taxes                                          $2,424        $5,328
                                                           ------        ------
                                                           ------        ------

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:

   Unexpended bond funds                                    ($164)
                                                           ------
                                                           ------

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

     Certain December 31, 1995 amounts have been reclassified to conform with December 31, 1996 classifications.

2.   Inventories
                                                       As of
                                            -----------------------
                                            December 31,   June 30,
                                               1996          1996
                                            ------------   ---------
                                                   (Thousands)

              Raw materials                  $  5,031      $  3,589
              Work-in-process                  17,482        16,677
              Finished goods                    2,677         1,455
              Deferred supplies                 3,376         2,636
                                             --------      --------
                                              $28,566       $24,357
                                             --------      --------
                                             --------      --------

3.   Income Taxes

     The provision for income taxes consisted of:

                                                Six Months Ended
                                                  December 31,
                                                1996        1995
                                               ------      -------
                                                   (Thousands)
              Current:
                 Domestic                      $1,583        $3,875
                 Foreign                          231           (28)
                                               ------       -------
                                               $1,814        $3,847

              Deferred:
                 Domestic                      $  578        $  706
                 Foreign                         --            --
                                               ------         -----
                                               $  578        $  706
                                               ------        ------
              Total                            $2,392        $4,553
                                               ------         -----
                                               ------         -----

4.   Other Income

     The Company's fiscal 1996 first half results included $10.6 million ($11.8 million before deduction of fees paid to consultants who assisted in the development of the claim and amounts recovered for the repair and replacement of property) of partial insurance payments recorded by the Company covering the period of July 1, 1994 through December 31, 1995. These payments, by the Company's insurance carrier, resulted from the business interruption portion of the Company's insurance claim filed as a result of the July 1993 Missouri River flood.

5.   Acquisitions

     On October 1, 1996, the Company purchased all of the outstanding capital stock of Los Angeles Die Casting Inc. ("LA Die Casting"), a California corporation, for $8.8 million in cash. LA Die Casting, located in Los Angeles, California, produces precision aluminum and zinc die castings for the computer, communications and recreation industries. The Company financed this transaction with funds available under its revolving credit facility.

     On October 26, 1996, the Company purchased all of the outstanding capital stock of Canada Alloy Castings, Ltd. ("Canada Alloy") for $4.4 million (U.S.) in cash. Canada Alloy, located in Kitchener, Ontario, produces stainless, carbon and alloy steel castings for a variety of markets, including power generation equipment, pulp and paper machinery, pumps and valves. The Company financed this transaction with funds available under its revolving credit facility.

     On October 31, 1996, the Company purchased all of the outstanding capital stock of Pennsylvania Steel Foundry & Machine Company ("Pennsylvania Steel"), a Pennsylvania corporation, for $9.0 million in cash, subject to adjustment. Pennsylvania Steel, located in Hamburg, Pennsylvania, produces carbon and stainless steel castings for the power generation, valve, pump and other industrial equipment markets. The Company financed this transaction with funds available under its revolving credit facility.

Item 2.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                        OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

Net sales for the second quarter of fiscal 1997 were $61.6 million, representing an increase of $20.9 million, or 51.5%, over net sales of $40.7 million in the second quarter of fiscal 1996. The operations acquired by the Company since the beginning of fiscal 1996 generated net sales of $494,000 and $16.6 million in the second quarter of fiscal 1996 and fiscal 1997, respectively, as follows:

                                                 FY96 2nd Qtr    FY97 2nd Qtr
      Operation               Date Acquired       Net Sales       Net Sales
      ---------               -------------      ------------    ------------

La Grange Foundry Inc.        December 14, 1995   $0.5 million   $5.7 million
The G&C Foundry Company       March 11, 1996           -         $3.0 million
Los Angeles Die Casting Inc.  October 1, 1996          -         $2.4 million
Canada Alloy Castings, Ltd.   October 26, 1996         -         $2.0 million
Pennsylvania Steel Foundry    October 31, 1996         -         $3.5 million
  & Machine Company


Excluding net sales generated by the operations acquired in fiscal 1996 and fiscal 1997, net sales for the second quarter of fiscal 1997 were $45.0 million, representing an increase of $4.8 million, or 11.9%, over net sales of $40.2 million in the second quarter of fiscal 1996. This 11.9% increase in net sales was due primarily to increases in net sales to the mining and construction, energy and utility markets, partially offset by a decrease in net sales to the locomotive market.

Net sales for the first six months of fiscal 1997 were $110.6 million, representing an increase of $32.9 million, or 42.4%, over net sales of $77.7 million in the first six months of fiscal 1996. The operations acquired by the Company since the beginning of fiscal 1996 generated net sales of $494,000 and $24.6 million in the first six months of fiscal 1996 and fiscal 1997, respectively, as follows:

                                                 FY96 First Six  FY97 First Six
                                                    Months          Months
     Operation                 Date Acquired       Net Sales       Net Sales
     ---------                 -------------      ------------   -------------

La Grange Foundry Inc.        December 14, 1995   $0.5 million   $10.6 million
The G&C Foundry Company       March 11, 1996           -         $ 6.1 million
Los Angeles Die Casting Inc.  October 1, 1996          -         $ 2.4 million
Canada Alloy Castings, Ltd.   October 26, 1996         -         $ 2.0 million
Pennsylvania Steel Foundry    October 31, 1996         -         $ 3.5 million
  & Machine Company


Excluding net sales generated by the operations acquired in fiscal 1996 and fiscal 1997, net sales for the first six months of fiscal 1997 were $86.0 million, representing an increase of $8.8 million, or 11.4%, over net sales of $77.2 million in the first six months of fiscal 1996. This 11.4% increase in net sales was due primarily to increases in net sales to the mining and construction, energy and utility markets, partially offset by a decrease in net sales to the locomotive market.

Gross profit for the second quarter of fiscal 1997 increased by $5.3 million, or 108.6%, to $10.1 million, or 16.4% of net sales, compared to $4.8 million, or 11.9% of net sales, for the second quarter of fiscal 1996. Gross profit for the first six months of fiscal 1997 increased by $6.2 million, or 58.0%, to $16.8 million, or 15.1% of net sales, compared to $10.6 million, or 13.6% of net sales, for the first six months of fiscal 1996. The increase in gross profit for both periods is primarily attributable to increased sales volume levels. The increase in gross profit as a percentage of net sales for both periods is primarily attributable to the inclusion in the prior year periods of (i) the completion, at Canadian Steel Foundries, Ltd. ("Canadian Steel"), of several negative margin orders which were accepted prior to the acquisition of Canadian Steel by the company, (ii) costs associated with the start-up of the Company's Amite facility in Louisiana and non-recurring costs associated with the transfer to that facility of production from a foundry purchased in May 1995 and (iii) above average training expenses associated with the start-up of new products. Partially offsetting these factors were lost production and expenses associated with the conversion from cupola to electric melting at The G&C Foundry Company ("G&C") and costs associated with the addition of iron casting capability at Empire Steel Castings, Inc. ("Empire"). The increase in gross profit as a percentage of net sales for the first six months of fiscal 1997 is also attributable to higher maintenance costs in the first six months of fiscal 1996 associated with deferred maintenance expense on two newly acquired foundries and increased maintenance costs related to regularly scheduled July shut-downs at the Company's other facilities.

Selling, general and administrative expenses for the second quarter of fiscal 1997 were $5.0 million, or 8.1% of net sales, as compared to $3.7 million, or 9.1% of net sales, in the second quarter of fiscal 1996. For the first six months of fiscal 1997, selling, general and administrative expenses were $9.2 million, or 8.3% of net sales, compared to $7.1 million or 9.1% of net sales, for the first six months of fiscal 1996. The increase in selling, general and administrative expense in both periods was primarily attributable to expenses associated with the operations acquired by the Company in fiscal 1996 and fiscal 1997. The decrease in selling, general and administrative expense as a percentage of net sales in both periods was primarily due to the increase in net sales.

Amortization of certain intangibles for the second quarter of fiscal 1997 was $182,000, or 0.3% of net sales, as compared to $383,000, or 0.9% of net sales, in the second quarter of fiscal 1996. Amortization of certain intangibles for the first six months of fiscal 1997 was $321,000 or 0.3% of net sales, as compared to $744,000, or 1.0% of net sales, for the first six months of fiscal 1996. The intangible assets consist of goodwill recorded in connection with the acquisitions of Prospect Foundry, Inc., Kramer International, Inc., Empire, G&C and Los Angeles Die Casting Inc. ("LA Die Casting"). During fiscal 1996, the intangible assets included the capitalized value of a non-compete agreement with Rockwell International, which became fully amortized in June 1996. Partially offsetting the expense relating to the amortization of these assets is the amortization of the excess of acquired net assets over cost (negative goodwill) recorded by the Company in connection with the acquisition of Canadian Steel.

Other income in the second quarter of fiscal 1996 was $513,000 ($315,000, net of related income tax expense of $198,000), consisting primarily of a $741,000 ($780,000 before deduction of fees paid to consultants who assisted in the development of the claim) partial payment by the Company's insurance carrier and $195,000 of expenses incurred by the Company in preparing a secondary offering of its common stock, which was subsequently withdrawn by the Company. Other income in the first six months of fiscal 1996 was $10.3 million ($6.3 million, net of related income tax expense of $4.0 million), consisting primarily of $10.6 million ($11.8 million before deduction of fees paid to consultants who assisted in the development of the claim and amounts recovered for the repair and replacement of property) of partial payments by the Company's insurance carrier. The payments by the Company's insurance carrier, in both periods of fiscal

1996, resulted from the business interruption portion of the Company's insurance claim filed as a result of the July 1993 Missouri River flood.

Interest expense for the second quarter of fiscal 1997 increased to $877,000, or 1.4% of net sales, from $634,000, or 1.6% of net sales, in the second quarter of fiscal 1996. For the first six months of fiscal 1997, interest expense increased to $1.5 million, or 1.3% of net sales, from $1.3 million, or 1.6% of net sales, in the first six months of fiscal 1996. The increase in interest expense for both periods is primarily the result of an increase in the average amount of indebtedness outstanding. The increase in the average amount of outstanding indebtedness is primarily a result of the Company's acquisitions.

Income tax expense of the second quarter and first six months of fiscal 1997 has been provided at the combined federal and state statutory rate of approximately 41.0%. Income tax expense for the second quarter of fiscal 1996 was provided at the combined federal and state statutory rate of approximately 41.0%. Income tax expense for the first six months of fiscal 1996 has been provided at the combined federal and state statutory rate of approximately 39.0%.

As a result of the foregoing factors, net income for the second quarter of fiscal 1997 was $2.4 million, compared to net income of $322,000 for the second quarter of fiscal 1996. Net income for the first six months of fiscal 1997 was $3.3 million, compared to net income of $7.2 million for the first six months of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by operating activities for the first six months of fiscal 1997 was $9.8 million, a decrease of $1.0 million from the first six months of fiscal 1996. This decrease was primarily attributable to a decrease in net income and decreased working capital requirements primarily relating to reduced inventory balances.

Working capital was $37.3 million at December 31, 1996, as compared to $36.4 million at June 30, 1996. The increase primarily resulted from net additional working capital of $7.3 million associated with the Company's acquisitions, partially offset by the application of existing cash balances to outstanding long-term indebtedness balances.

During the first six months of fiscal 1997 the Company made capital expenditures of $6.5 million, as compared to $6.1 million for the first six months of fiscal 1996. Included in the first six months of fiscal 1997 were capital expenditures of $1.9 million at G&C, primarily relating to the conversion from cupola to electric melting. The balance of capital expenditures was used for routine projects at each of the Company's facilities. Included in the first six months of fiscal 1996 were capital expenditures of $544,000 to acquire a production facility previously leased by the Company's subsidiary, Prospect Foundry, Inc., and capital expenditures of $1.1 million to acquire an inactive production/storage facility adjacent to the Company's Canadian Steel subsidiary.

Total indebtedness of the Company at December 31, 1996 was $49.7 million, as compared to $35.4 million at June 30, 1996. This increase of $14.3 million primarily reflects indebtedness incurred of $8.8 million, $4.4 million and $9.0 million to finance the acquisition of LA Die Casting, Canada Alloy Castings, Ltd. ("Canada Alloy") and Pennsylvania Steel Foundry & Machine Company ("Pennsylvania Steel"), respectively.

On October 1, 1996, the Company purchased all of the outstanding capital stock of LA Die Casting, a California corporation, for $8.8 million in cash. LA Die Casting, located in Los Angeles, California, produces precision aluminum and zinc die castings for the computer, communications and recreation industries. The Company financed this transaction with funds available under its revolving credit facility.

On October 26, 1996, the Company purchased all of the outstanding capital stock of Canada Alloy for $4.4 million (U.S.) in cash. Canada Alloy, located in Kitchener, Ontario, produces stainless, carbon and alloy steel castings for a variety of markets, including power generation equipment, pulp and paper machinery, pumps and valves. The Company financed this transaction with funds available under its revolving credit facility.

On October 31, 1996, the Company purchased all of the outstanding capital stock of Pennsylvania Steel, a Pennsylvania corporation, for $9.0 million in cash, subject to adjustment. Pennsylvania Steel, located in Hamburg, Pennsylvania, produces carbon and stainless steel castings for the power generation, valve, pump and other industrial equipment markets. The Company financed this transaction with funds available under its revolving credit facility.

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

          NOT APPLICABLE

ITEM 3 -  Defaults Upon Senior Securities

          NOT APPLICABLE

ITEM 4 -  Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders was held on November 15, 1996.

          Stockholders owning 5,273,409 shares voted in favor of Paul C. Craig as a Class III director. There were 2,863 shares withheld. Stockholders owning 5,273,457 shares voted in favor of Ray H. Witt as a Class III director. There were 2,815 shares withheld. Accordingly, Mr. Craig and Mr. Witt were elected as Class III directors for a term of three years. Previously elected and continuing to serve their terms are Hugh H. Aiken, David L. Belluck and John O. Whitney.

ITEM 5 -  Other Information

          NOT APPLICABLE

ITEM 6 -  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10 Purchase and Sale Agreement dated as of December 30, 1996 by and among Kramer International, Inc., James Stott and David Jungen.

               27   Financial Data Schedule

          (B)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                    *  *  *  *  *  *  *  *  *  *  *  *  *  *  *

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Atchison Casting Corporation
                                        -------------------------------
                                               (Registrant)


DATE:   January 29, 1997                       /s/ HUGH H. AIKEN
                                        --------------------------------
                                          Hugh H. Aiken, Chairman of the
                                            Board, President and Chief
                                            Executive Officer



DATE:   January 29, 1997                      /s/ KEVIN T. MCDERMED
                                        ------------------------------------
                                        Kevin T. McDermed, Vice President,
                                          Chief Financial Officer, Treasurer
                                          and Secretary