Form 10-Q
period 1997-03-31
ATCHISON CASTING CORP
filed 1997-04-25
CIK 911115

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1997

                                          OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _____________ to ___________

                               _______________________

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

                                    Not Applicable
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)
                            _____________________________

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

    There were 5,540,422 shares of common stock, $.01 par value per share, outstanding on April 25, 1997.

                                        PART I


ITEM 1.  Financial Statements.

                       ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

                                     (In Thousands)


                                                             March 31,           June 30,
                                                                1997               1996
                                                          ---------------    ---------------


                    ASSETS
                  ----------

CURRENT ASSETS:
    Cash and cash equivalents                                   $2,444             $7,731
    Customer accounts receivable, net of allowance for          40,366             32,224
      doubtful accounts of $331 and $295, respectively
    Inventories                                                 31,347             24,357
    Deferred income taxes                                        1,555              1,985
    Other current assets                                         2,251              1,968

                                                          ---------------    ---------------
             Total current assets                               77,963             68,265


PROPERTY, PLANT AND EQUIPMENT, Net                              91,023             72,160

INTANGIBLE ASSETS, Net                                          22,108             18,441

DEFERRED CHARGES, Net                                              347                440

OTHER ASSETS                                                     4,091              2,878


                                                          ---------------    ---------------
TOTAL                                                         $195,532           $162,184
                                                          ---------------    ---------------
                                                          ---------------    ---------------


                  See Notes to Consolidated Financial Statements.

                      ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                                     (In Thousands)

                                                      March 31,        June 30,
                                                         1997            1996
                                                     ----------       ----------
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                    $11,322          $8,483
    Accrued expenses                                     25,179          22,583
    Current maturities of long-term obligations             946             780
                                                     ----------       ----------

           Total current liabilities                     37,447          31,846

LONG-TERM OBLIGATIONS                                    53,269          34,655

DEFERRED INCOME TAXES                                    14,723          12,686

OTHER LONG-TERM OBLIGATIONS                               1,680           1,207

EXCESS OF ACQUIRED NET ASSETS OVER COST, Net                741             922

POSTRETIREMENT OBLIGATION OTHER THAN PENSION              5,756           5,414

MINORITY INTEREST IN SUBSIDIARIES                         1,094             800

STOCKHOLDERS' EQUITY:

     Preferred stock, $.01 par value, 2,000,000              -               -
       authorized shares; no shares issued and
       outstanding

     Common stock, $.01 par value, 19,300,000                56              56
       authorized shares; 5,540,422 and 5,528,912 shares issued and outstanding, respectively

     Class A common stock (non-voting), $.01 par             -               -
       value 700,000 authorized shares; no shares issued and outstanding

     Additional paid-in capital                          42,325          42,159

     Retained earnings                                   38,886          32,712

     Minimum pension liability adjustment                  (293)           (293)

     Accumulated foreign currency translation              (152)             20
       adjustment                                    ----------       ----------
                                                         80,822          74,654

     Less shares held in treasury:
       Common stock, 36,002 shares, at cost                  -               -

                                                     ----------       ----------
           Total stockholders' equity                    80,822          74,654

                                                     ----------       ----------
TOTAL                                                  $195,532        $162,184
                                                     ----------       ----------
                                                     ----------       ----------

                  See Notes to Consolidated Financial Statements.

                      ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                            (In Thousands, Except Share Data)


                                          Three Months Ended             Nine Months Ended
                                                March 31,                      March 31,
                                           1997           1996            1997           1996
                                        ----------     ----------       ----------     ----------

NET SALES                                  $66,313        $52,330         $176,933       $130,000

COST OF GOODS SOLD                          54,337         44,478          148,205        111,547
                                         ----------     ----------       ----------     ----------

GROSS PROFIT                                11,976          7,852           28,728         18,453


OPERATING EXPENSES:

  Selling, general and administrative        6,000          3,848           15,230         10,911

  Amortization of intangibles                  182            387              503          1,131

  Other income (Note 4)                                        (1)                        (10,282)

                                        ----------     ----------       ----------     ----------
     Total operating expenses                6,182          4,234           15,733          1,760


                                        ----------     ----------       ----------     ----------
OPERATING INCOME                             5,794          3,618           12,995         16,693

INTEREST EXPENSE                               937            784            2,400          2,056

MINORITY INTEREST IN NET INCOME                 77             64              111            137
   OF SUBSIDIARIES

                                        ----------     ----------       ----------     ----------
INCOME BEFORE TAXES                          4,780          2,770           10,484         14,500

INCOME TAXES                                 1,918          1,307            4,310          5,860

                                        ----------     ----------       ----------     ----------
NET INCOME                                  $2,862         $1,463           $6,174         $8,640
                                        ----------     ----------       ----------     ----------
                                        ----------     ----------       ----------     ----------


NET INCOME PER COMMON AND
  EQUIVALENT SHARES:                         $0.51          $0.27            $1.11          $1.57
                                        ----------     ----------       ----------     ----------
                                        ----------     ----------       ----------     ----------


WEIGHTED AVERAGE NUMBER OF
  COMMON AND EQUIVALENT
  SHARES OUTSTANDING:                    5,580,743      5,513,355        5,562,822      5,512,547
                                        ----------     ----------       ----------     ----------
                                        ----------     ----------       ----------     ----------


         See Notes to Consolidated Financial Statements.

                      ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOW
                                    (In Thousands)

                                                                    Nine Months Ended
                                                                        March 31,
                                                               1997                1996
                                                            ----------          ----------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                $6,174               $8,640
     Adjustments to reconcile net income to
       net cash from operating activities:
         Depreciation and amortization                          6,376                5,283
         Minority interest in net income of subsidiaries          111                  136
         Gain on disposal of capital assets                        (5)                  (2)
         Accretion of long-term obligations discount                                   131
         Deferred income taxes                                  1,020                1,565
         Changes in assets and liabilities:
           Receivables                                           (417)              (1,935)
           Inventories                                            740               (1,789)
           Other current assets                                   (53)                (841)
           Accounts payable                                       (44)               1,611
           Accrued expenses                                       148               (1,709)
           Post retirement obligation other
             than pension                                         342                  101
           Other                                                   42                    3
                                                            ----------          ----------
                  Cash provided by operating activities        14,434               11,194
                                                            ----------          ----------


CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                      (9,594)              (8,892)
     Payment for purchase of net assets of subsidiaries,      (28,498)             (13,251)
         net of cash acquired of $142 and $1,778,
         respectively
     Proceeds from sale of capital assets                          15                    7
     Payment for investments in unconsolidated subsidiaries      (330)                 -
     Advances under subordinated note receivable                 (400)                 -
     Assets held for resale                                         1                 (319)
                                                            ----------          ----------
                  Cash used in investing activities           (38,806)             (22,455)
                                                            ----------          ----------


CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock                       166                  461
     Proceeds from sale of minority interest in subsidiaries      183                   -
     Payments on long-term obligations                           (613)                (122)
     Net borrowings under revolving loan note                  18,073               14,460
     Capitalized financing costs paid                              -                  (150)
     Proceeds from issuance of long-term obligations            1,293                   -
                                                            ----------          ----------
                  Cash provided by financing activities        19,102               14,649


EFFECT OF EXCHANGE RATE ON CASH                                   (17)                  (2)
                                                            ----------          ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          ($5,287)              $3,386

CASH AND CASH EQUIVALENTS, Beginning of period                  7,731                  759
                                                            ----------          ----------

CASH AND CASH EQUIVALENTS, End of period                       $2,444               $4,145
                                                            ----------          ----------
                                                            ----------          ----------


CASH PAID DURING THE PERIOD FOR:

     Interest                                                  $2,817               $2,386
                                                            ----------          ----------
                                                            ----------          ----------

     Income taxes                                              $2,794               $6,661
                                                            ----------          ----------
                                                            ----------          ----------


SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:

   Unexpended bond funds                                        ($473)
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

    Certain March 31, 1996 amounts have been reclassified to conform with March 31, 1997 classifications.

2.  Inventories
                                             As of
                                  ----------------------------

                                  March 31,           June 30,
                                    1997                1996
                                  ---------           --------
                                           (Thousands)

    Raw materials                 $ 5,629             $  3,589
    Work-in-process                18,607               16,677
    Finished goods                  3,671                1,455
    Deferred supplies               3,440                2,636
                                  ---------           --------
                                  $31,347              $24,357
                                  ---------           --------
                                  ---------           --------

3.  Income Taxes

    The provision for income taxes consisted of:

                                           Nine Months Ended
                                                March 31,
                                           1997         1996
                                          ------      -------
                                              (Thousands)
         Current:
              Domestic                    $2,797      $ 4,563
              Foreign                        493         (268)
                                          ------      -------
                                          $3,290      $ 4,295

         Deferred:
              Domestic                    $1,020      $ 1,565
              Foreign                       ----         ----
                                          ------      -------
                                          $1,020      $ 1,565

                                          ------      -------
         Total                            $4,310      $ 5,860
                                          ------      -------
                                          ------      -------

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

    On February 14, 1997, the Company purchased all of the outstanding capital stock of Jahn Foundry Corp. ("Jahn Foundry"), a Massachusetts corporation, for $6.2 million in cash. Jahn Foundry, located in Springfield, Massachusetts, produces gray iron castings for the automotive, air conditioning and agricultural markets. The Company financed this transaction with funds available under its revolving credit facility.

6.  Subsequent Event

    The Company has filed a registration statement to offer 3,800,000 shares of its common stock, including 1,770,976 shares being offered by a selling stockholder, in an underwritten public offering. Net proceeds of the offering will be used to reduce bank indebtedness and to fund future acquisitions. The consummation of the offering will depend on a number of conditions, some of which are outside the control of the Company, including market conditions.

Item 2.


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                          OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS:

Net sales for the third quarter of fiscal 1997 were $66.3 million, representing an increase of $14.0 million, or 26.8%, over net sales of $52.3 million in the third quarter of fiscal 1996. The operations acquired by the Company since January 1, 1996 generated net sales of $755,000 and $16.1 million in the third quarter of fiscal 1996 and fiscal 1997, respectively, as follows:

                                             FY96 3RD QTR      FY97 3RD QTR
    OPERATION               DATE ACQUIRED      NET SALES         NET SALES
    ---------               -------------    ------------      ------------
The G&C Foundry Company        03/11/96      $0.8 million      $4.1 million
Los Angeles Die Casting Inc.   10/01/96           -             2.1 million
Canada Alloy Castings, Ltd.    10/26/96           -             2.4 million
Pennsylvania Steel Foundry     10/31/96           -             5.8 million
  & Machine Company
Jahn Foundry Corp.             02/14/97           -             1.7 million


Excluding net sales generated by the operations acquired since January 1, 1996, net sales for the third quarter of fiscal 1997 were $50.2 million, representing a decrease of $1.3 million, or 2.5%, from net sales of $51.5 million in the third quarter of fiscal 1996. This 2.5% decrease in net sales was due primarily to decreases in net sales to the military and utility markets, partially offset by an increase in net sales to the mining and construction market.

Net sales for the first nine months of fiscal 1997 were $176.9 million, representing an increase of $46.9 million, or 36.1%, over net sales of $130.0 million in the first nine months of fiscal 1996. The operations acquired by the Company since the beginning of fiscal 1996 generated net sales of $6.4 million and $47.6 million in the first nine months of fiscal 1996 and fiscal 1997, respectively, as follows:

                                              FY96 FIRST NINE   FY97 FIRST NINE
                                                  MONTHS            MONTHS
    OPERATION                 DATE ACQUIRED      NET SALES         NET SALES
    ---------                 -------------   ---------------   ---------------
La Grange Foundry Inc.           12/14/95      $5.6 million      $17.5 million
The G&C Foundry Company          03/11/96       0.8 million       10.2 million
Los Angeles Die Casting Inc.     10/01/96            -             4.5 million
Canada Alloy Castings, Ltd.      10/26/96            -             4.4 million
Pennsylvania Steel Foundry       10/31/96            -             9.3 million
  & Machine Company
Jahn Foundry Corp.               02/14/97            -             1.7 million

Excluding net sales generated by the operations acquired in fiscal 1996 and fiscal 1997, net sales for the first nine months of fiscal 1997 were $129.3 million, representing an increase of $5.7 million, or 4.6%, over net sales of $123.6 million in the first nine months of fiscal 1996. This 4.6% increase in net sales was due primarily to increases in net sales to the mining and construction and energy markets, partially offset by decreases in net sales to the utility, military and locomotive markets.

Gross profit for the third quarter of fiscal 1997 increased by $4.1 million, or 51.9%, to $12.0 million, or 18.1% of net sales, compared to $7.9 million, or 15.0% of net sales, for the third quarter of fiscal 1996. Gross profit for the first nine months of fiscal 1997 increased by $10.2 million, or 55.1%, to $28.7 million, or 16.2% of net sales, compared to $18.5 million, or 14.2% of net sales, for the first nine months of fiscal 1996. The increase in gross profit for both periods is primarily attributable to the increase in net sales. The increase in gross profit as a percentage of net sales for both periods is primarily attributable to the inclusion in the prior year periods of (i) the completion, at Canadian Steel Foundries, Ltd. ("Canadian Steel"), of several negative margin orders which were accepted prior to the acquisition of Canadian Steel by the Company, (ii) costs associated with the start-up of the Company's Amite facility in Louisiana and non-recurring costs associated with the transfer to that facility of production from a foundry purchased in May 1995 and (iii) above average training expenses associated with the start-up of new products. Partially offsetting these factors were lost production and expenses associated with the conversion from cupola to electric melting at The G&C Foundry Company ("G&C") and costs associated with the addition of iron casting capability at Empire Steel Castings, Inc. ("Empire"). The increase in gross profit as a percentage of net sales for the first nine months of fiscal 1997 is also attributable to higher maintenance costs in the first nine months of fiscal 1996 associated with deferred maintenance expense on two newly acquired foundries and increased maintenance costs related to regularly scheduled July shut-downs at the Company's other facilities.

Selling, general and administrative expenses for the third quarter of fiscal 1997 were $6.0 million, or 9.0% of net sales, as compared to $3.8 million, or 7.4% of net sales, in the third quarter of fiscal 1996. For the first nine months of fiscal 1997, selling, general and administrative expenses were $15.2 million, or 8.6% of net sales, compared to $10.9 million, or 8.4% of net sales, for the first nine months of fiscal 1996. The increase in selling, general and administrative expense in both periods was primarily attributable to expenses associated with the operations acquired by the Company in fiscal 1996 and fiscal 1997. The increase in selling, general and administrative expenses as a percentage of sales in both periods was primarily attributable to increased expenses related to the Company's management incentive bonus plans and increased expenses related to identifying and completing the Company's acquisitions.

Amortization of certain intangibles for the third quarter of fiscal 1997 was $182,000, or 0.3% of net sales, as compared to $387,000, or 0.7% of net sales, in the third quarter of fiscal 1996. Amortization of certain intangibles for the first nine months of fiscal 1997 was $503,000, or 0.3% of net sales, as compared to $1.1 million, or 0.9% of net sales, for the first nine months of fiscal 1996. The intangible assets consist of goodwill recorded in connection with the acquisitions of Prospect Foundry, Inc. ("Prospect"), Kramer International, Inc. ("Kramer"), Empire, G&C and Los Angeles Die Casting Inc. ("LA Die Casting"). During fiscal 1996, the intangible assets included the capitalized value of a non-compete agreement with Rockwell International, which became fully amortized in June 1996. Partially offsetting the expense relating to the amortization of these assets is the amortization of the excess of acquired net assets over cost (negative goodwill) recorded by the Company in connection with the acquisition of Canadian Steel.

Other income in the first nine months of fiscal 1996 was $10.3 million ($6.3 million, net of related income tax expense of $4.0 million), consisting primarily of partial payments by the Company's insurance carrier. The payments by the Company's insurance carrier resulted from the business interruption portion of the Company's insurance claim filed as a result of the July 1993 Missouri River flood.

Interest expense for the third quarter of fiscal 1997 increased to $937,000, or 1.4% of net sales, from $784,000, or 1.5% of net sales, in the third quarter of fiscal 1996. For the first nine months of fiscal 1997, interest expense increased to $2.4 million, or 1.4% of net sales, from $2.1 million, or 1.6% of net sales, in the first nine months of fiscal 1996. The increase in interest expense for both periods is primarily the result of an increase in the average amount of indebtedness outstanding. The increase in the average amount of outstanding indebtedness is primarily a result of the Company's acquisitions.

Income tax expense of the third quarter and first nine months of fiscal 1997 has been provided at the combined federal and state statutory rate of approximately 40.0%. Income tax expense for the third quarter of fiscal 1996 was provided at an effective rate of 46.0%, which was higher than the federal and state statutory rate because of the provision for tax benefits at lower effective rates on losses at foreign subsidiaries. Losses at foreign subsidiaries were not sufficiently large to offset the effective tax rate for the first nine months of fiscal 1996, which was provided at a rate of approximately 40.0%.

As a result of the foregoing factors, net income for the third quarter of fiscal 1997 was $2.9 million, compared to net income of $1.5 million for the third quarter of fiscal 1996. Net income for the first nine months of fiscal 1997 was $6.2 million, compared to net income of $8.6 million for the first nine months of fiscal 1996. Without other income resulting from flood insurance payments, net income was $6.2 million for the first nine months of fiscal 1997 compared to $2.3 million for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by operating activities for the first nine months of fiscal 1997 was $14.4 million, an increase of $3.2 million from the first nine months of fiscal 1996. This increase was primarily attributable to decreased working capital requirements primarily relating to trade receivable and inventory balances.

Working capital was $40.5 million at March 31, 1997, as compared to $36.4 million at June 30, 1996. The increase primarily resulted from net additional working capital of $11.1 million associated with the Company's acquisitions, partially offset by the application of existing cash balances to outstanding long-term indebtedness balances.

During the first nine months of fiscal 1997, the Company made capital expenditures of $9.6 million, as compared to $8.9 million for the first nine months of fiscal 1996. Included in the first nine months of fiscal 1997 were capital expenditures of $2.0 million at G&C, primarily relating to the conversion from cupola to electric melting. The balance of capital expenditures was used for routine projects at each of the Company's facilities. Included in the first nine months of fiscal 1996 were capital expenditures for routine projects at each of the Company's facilities.

Total indebtedness of the Company at March 31, 1997 was $54.2 million, as compared to $35.4 million at June 30, 1996. This increase of $18.8 million primarily reflects indebtedness incurred of $8.8 million, $4.4 million, $9.0 million and $6.2 million to finance the acquisition of LA Die Casting, Canada Alloy Castings, Ltd. ("Canada Alloy"), Pennsylvania Steel Foundry & Machine Company ("Pennsylvania Steel") and Jahn Foundry Corp. ("Jahn Foundry"), respectively.

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

On February 14, 1997, the Company purchased all of the outstanding capital stock of Jahn Foundry, a Massachusetts corporation, for $6.2 million in cash.
 Jahn Foundry, located in Springfield, Massachusetts, produces gray iron castings for the automotive, air conditioning and agricultural markets. The Company financed this transaction with funds available under its revolving credit facility.

On March 13, 1997, the Company signed a letter of intent to purchase the Beloit Castings Division ("BCD") from Beloit Corporation for a price estimated to be approximately $9 million. BCD produces iron, steel and non-ferrous castings for paper-making machinery and other industrial equipment markets. BCD is a group of four foundries located in Beloit, Wisconsin and South Beloit, Illinois, including two iron foundries, a steel foundry and a non-ferrous foundry. There can be no assurance as to whether or when such negotiations will result in a definitive agreement or, if a definitive agreement is reached, whether such acquisition will ultimately be consummated.

The Company has filed a registration statement to offer 3,800,000 shares of its common stock, including 1,770,976 shares being offered by a selling stockholder, in an underwritten public offering. Net proceeds of the offering will be used to reduce bank indebtedness and to fund future acquisitions. The consummation of the offering will depend on a number of conditions, some of which are outside the control of the Company, including market conditions.

The Company believes that its operating cash flow and amounts available for borrowing under its bank revolving credit facility will be adequate to fund its capital expenditure and working capital requirements for the next two years.

This section entitled "Liquidity and Capital Resources" contains forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements include statements pertaining to the adequacy of funding for capital expenditure and working capital requirements for the next two years. Factors that could cause actual results to differ materially from such forward-looking statements include: the size and timing of future acquisitions, unforeseen expenditures relating to compliance with environmental laws, business conditions and the state of the general economy, particularly the capital goods industry, the strength of the dollar, the fluctuation of interest rates and the competitive environment in the castings industry.

PART II


ITEM 1 - Legal Proceedings

         NOT APPLICABLE


ITEM 2 - Changes in Securities

         NOT APPLICABLE


ITEM 3 - Defaults Upon Senior Securities

         NOT APPLICABLE


ITEM 4 - Submission of Matters to a Vote of Security Holders

         NOT APPLICABLE


ITEM 5 - Other Information

         NOT APPLICABLE


ITEM 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits

                4 Specimen stock certificate (incorporated by reference to Exhibit 4.3 of Form S-2 Registration Statement No. 333-25157 filed April 14, 1997)

               27  Financial Data Schedule

         (B)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

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


                                       ATCHISON CASTING CORPORATION
                                       ----------------------------
                                              (Registrant)



DATE:         April 25, 1997           /s/ HUGH H. AIKEN
                                       ------------------------------
                                       Hugh H. Aiken, Chairman of the
                                         Board, President and Chief
                                         Executive Officer



DATE:         April 25, 1997           /s/ KEVIN T. MCDERMED
                                       ----------------------------------
                                       Kevin T. McDermed, Vice President,
                                         Chief Financial Officer, Treasurer
                                         and Secretary