Form 10-K
period 1997-06-30
ATCHISON CASTING CORP
filed 1997-09-09
CIK 911115

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington,  D. C. 20549
                                    FORM 10-K
(Mark One)
/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended June 30, 1997
                                       OR
/  /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from  __________ to _________

                            Commission file number 1-12541

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

          Common Stock, $.01 par value                New York Stock Exchange

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES / X / NO /   /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     / X /

The aggregate market value of the Common Stock, par value $.01 per share, of the registrant held by nonaffiliates of the registrant as of September 3, 1997 was $155,776,118.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of September 3, 1997:   8,148,808
Shares


                          DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Proxy Statement for the Annual Meeting of Stockholders to be held November 21, 1997, are incorporated by reference into
Part III.

                                      PART I

ITEM 1.   BUSINESS

GENERAL

     Atchison Casting Corporation (the "Company" or "ACC") manufactures highly engineered metal castings that are utilized in a wide variety of products, such as tractor-crawlers, excavators, wheel-loaders, gas, steam and hydroelectric turbines, pumps, valves, locomotives, subway cars, automobiles, army tanks, navy ships, paper-making machinery, oil field equipment, computer peripherals and consumer goods. Having completed fourteen acquisitions since its inception in 1991, the Company has established itself as a leading consolidator in the casting industry. As a result of these acquisitions, the Company has the ability to produce castings from a wide selection of materials, including carbon, low-alloy and stainless steel, gray and ductile iron, aluminum and zinc, as well as the ability to manufacture parts in a variety of sizes, ranging from small die cast components for the computer industry that weigh a few ounces to large hydroelectric turbine housings that weigh over sixty tons. Moreover, ACC has extensive tooling and machining operations. The Company believes that its broad range of capabilities, which addresses the needs of many different markets, provides a distinct competitive advantage in the casting industry.

     The Company was founded to pursue a strategy of growth and diversification through acquisitions in the highly fragmented foundry industry. Following the initial acquisition of the steel casting operations of Rockwell International in 1991, the Company has continued to acquire foundries in the U.S. and Canada. As a result of these acquisitions, as well as internal growth, ACC's net sales have increased from approximately $54.7 million in its first fiscal year ended June 30, 1992, to $245.8 million for the fiscal year ended June 30, 1997, resulting in a compound annual growth rate of 35%.

     Since 1991, the number of customers served by the Company has increased from 12 to more than 400, including companies such as Caterpillar, Gardner Denver, General Motors, General Electric, Westinghouse, General Dynamics, Ingersoll-Dresser, John Deere, Beloit Corporation and Rockwell International. The Company has received supplier excellence awards for quality from, or has been certified by, substantially all of its principal customers. In addition to its presence in the domestic market, a substantial amount of ACC's castings enter the international marketplace as components in its customers' exported products.

     The Company's favorable industry position is attributable to several factors, including: (i) its use of new and advanced casting technologies;
(ii) its ability to cast substantially all types of iron and steel, as well as aluminum and zinc; (iii) the Company's emphasis on customer service and marketing; and (iv) the Company's position as a long-term supplier to many of its major customers.

     The principal executive offices of the Company are located at 400 South Fourth Street, Atchison, Kansas 66002-0188, and the Company's telephone number is (913) 367-2121.

COMPANY STRATEGY

     ACC is pursuing growth and diversification through a two-pronged approach of: (i) making strategic acquisitions within the widely fragmented and consolidating foundry industry; and (ii) integrating the acquired foundries to achieve economies of scale, while strengthening marketing and promoting the use of new casting technology.

     STRATEGIC ACQUISITIONS

     ACQUIRE LEADERS AND BUILD CRITICAL MASS. The Company initially seeks to acquire foundries that are considered leaders in their respective sectors. After acquiring a leader in a new market, ACC strives to make subsequent acquisitions that further penetrate that market and take advantage of the leader's technical expertise. The Atchison/St. Joe Division is a leader in the field of large, complex steel castings. This acquisition in 1991 provided credibility for ACC's presence in the industry and established a base for add-on acquisitions. Following the Atchison/St. Joe Division acquisition, the Company added capacity and strengthened its base through the add-on acquisitions of Amite Foundry and Machine, Inc. ("Amite") in 1993 and Canadian Steel Foundries, Ltd. ("Canadian Steel") in 1994. As an additional example, Prospect Foundry, Inc. ("Prospect Foundry") was acquired in 1994 due to its leading position in gray and ductile iron casting production. The subsequent acquisition of La Grange Foundry Inc. ("La Grange Foundry") in 1995 further enhanced ACC's position in this market.

     BROADEN PRODUCT OFFERINGS AND CAPABILITIES. The Company also seeks to acquire foundries that add a new product line or customer base that can be leveraged throughout ACC's network of foundries. For example, prior to the acquisition of Prospect Foundry in 1994, which expanded ACC's capabilities to include gray and ductile iron, the Company only produced carbon and low alloy steel castings. The acquisition of Quaker Alloy, Inc. ("Quaker Alloy") expanded ACC's stainless and high alloy steel capabilities to include a wider range of casting sizes. Los Angeles Die Casting Inc. ("LA Die Casting"), a leading die caster of aluminum and zinc components for the computer and recreation markets, provides ACC with an entry into the aluminum and zinc die casting markets. PrimeCast, Inc. ("PrimeCast") (formerly the Beloit Castings Division of Beloit Corporation) expanded ACC's capabilities to produce large iron castings.

     DIVERSIFY END MARKETS. The Company attempts to lessen the cyclical exposure at individual foundries by creating a diversified network of foundries that serve a variety of end markets. Kramer International, Inc. ("Kramer"), a supplier of pump impellers, was acquired in 1995, expanding ACC's sales to the energy and utility sectors. The Company believes ACC's presence in these markets somewhat offsets its exposure to the railroad and mining and construction markets, as energy and utility cycles do not necessarily coincide with railroad investment or mining and construction cycles. The acquisition of Prospect Foundry diversified the end markets served by the Company by providing access to both the agricultural equipment and trucking industries. Two of Prospect Foundry's largest customers are John Deere, a manufacturer of farming equipment, and Horton Industries, a producer of fan clutches and suspension components for the trucking market. ACC recently acquired Jahn Foundry Corp. ("Jahn Foundry"), providing ACC with its first entry into the automotive market. The acquisition of PrimeCast provided entry into the paper machinery market.

     In its pursuit of new markets, the Company conducts market studies, evaluates the casting skills of its various foundries, selects the foundries most capable of efficiently producing targeted new products and invites potential customers to visit the designated foundries with the goal of being certified and placed on the customers' approved bidder's lists. The Company has successfully entered several new markets through this practice. For example, ACC entered the turbine casting market in 1991 after conducting a market study, hosting quality certification visits, quoting prices on new projects and providing customers with prototype castings.

     As part of its acquisition strategy, the Company has also purchased non-controlling interests in other foundries, with the option to acquire control following the initial acquisition. These foundries represent potential opportunities for the Company to add capacity and increase market share.

     The following table presents the Company's fourteen acquisitions and their primary strategic purpose.


MANUFACTURING         DATE
   UNIT             ACQUIRED                     STRATEGIC PURPOSE
- -------------------------------------------------------------------------------

Atchison/
St. Joe Division     06/14/91       Leader in carbon and low alloy, large,
                                    complex steel castings. Initial platform for Company strategy.

Amite                02/19/93       Increase capacity to take on new projects
                                    with customers. Add-on to Atchison/St. Joe.

Prospect Foundry     04/01/94       Leader in gray and ductile iron castings.

Quaker Alloy         06/01/94       Develop position in stainless and high alloy
                                    steel castings.

Canadian Steel       11/30/94       Access to hydroelectric and steel mill
                                    markets. Develop position in large castings.

Kramer               01/03/95       Leader in castings for pump industry.

Empire Steel
Castings, Inc.       02/01/95       Build  position in pump and valve markets.
                                    Add-on to Quaker Alloy.

La Grange Foundry    12/14/95       Build  position in gray and ductile iron
                                    casting markets.

The G&C Foundry
Company              03/11/96       Highly regarded in fluid power market. Build
                                    position in gray and ductile iron casting markets.

LA Die Casting       10/01/96       Leader in aluminum and zinc die casting.

Canada Alloy
Castings, Ltd.       10/26/96       Build  position in existing markets. Smaller
                                    castings than Canadian Steel, but similar markets and materials.

Pennsylvania
Steel Foundry
& Machine Company    10/31/96       Well regarded in turbine industry. Build
                                    position in power generation, pump and valve markets. Add-on to Quaker Alloy and Empire.

Jahn Foundry         02/14/97       Develop position in market for automotive
                                    castings. Add-on iron foundry.

PrimeCast            07/01/97       Build position in gray and ductile iron
                                    casting markets. Enter paper-machinery
                                    market, acquire capability for large iron castings and expand ability to cast bronze.

     INTEGRATION OF ACQUIRED FOUNDRIES

     STRENGTHEN MARKETING FUNCTIONS. The Company places great emphasis on maximizing new business opportunities by strengthening marketing functions and cross-selling across its network of foundries. Many foundries, particularly those that operate as captive foundries or only rely on a small number of customers, do not have strong marketing capabilities. ACC views this industry-wide marketing weakness as an opportunity to establish a competitive advantage. In recognizing this opportunity, the Company has strengthened the marketing capabilities of its individual foundries and introduced cross-selling between foundries.

     One way in which ACC builds the marketing efforts of its foundries is to increase the number of sales personnel at both existing and acquired foundries. In addition to sales people added through acquisitions, the Company has incrementally increased the sales force by 43%. Another element of the Company's marketing effort is to jointly develop castings with its customers. Joint development projects using new technology, and the resulting increased service and flexibility provided to customers, is an important marketing tool and has been instrumental in receiving several new orders. For example, a joint development project between Caterpillar and ACC led to the production of the boom tip casting for one of Caterpillar's new hydraulic excavators.

     An increasingly important aspect of the Company's marketing strategy has been to develop its ability to cross-sell among its foundries. In acquiring new foundries and expanding into new markets, the Company has gained a significant advantage over smaller competitors since its sales force is able to direct its customers to foundries with different capabilities. This benefits ACC in that it enables foundries to use the Atchison name and relationships to gain new customers as well as helping customers to reduce their supplier base by providing "one-stop" shopping. The Company facilitates cross-selling by reinforcing the sales force's knowledge of Company-wide capabilities through visits to individual facilities. For example, a sales person from the Atchison foundry, which makes steel castings, recently referred a customer that needed a mid-size iron casting for a motor housing to La Grange Foundry, which had the necessary capabilities, subsequently resulting in a large order. Management believes that as ACC continues to grow through acquisitions, its marketing competitive advantage through cross-selling will also continue to grow.

     INTRODUCE ADVANCED TECHNOLOGY. As part of its acquisition strategy, the Company is systematically introducing advanced new technologies into each of its acquired foundries to enhance their competitive position. For example, the Company's capabilities in finite element analysis and three-dimensional solid modeling are having a beneficial impact on sales and casting production by helping customers to design lighter and stronger castings, shortening design cycles, lowering casting costs and in some cases creating new applications. These new technologies have enhanced the Company's ability to assist customers in the component design and engineering stages. New techniques involve computerized solid models that are used to simulate the casting process, to make patterns and auxiliary tooling and to machine the finished castings. The Company intends to implement this new technology in all of its foundries and, to date, nine of ACC's foundries have implemented or are in the process of implementing this technology.

     Investments by the Company in technology improvements include: (i) new solidification software and hardware for better casting design and process improvement; (ii) Computer Numerical Control ("CNC") machine tools, computer-assisted, laser measurement devices and new cutting head designs for machine tools to improve productivity and quality in the machining of castings; (iii) Argon-Oxygen Decarburization ("AOD") refining, which is used to make high-quality stainless steel;

(iv) computer-controlled sand binder pumps to improve mold quality and reduce cost; and (v) equipment for measuring the nitrogen content of steel, which helps in casting quality improvement. ACC is one of the few foundry companies that uses its own scanning electron microscope to analyze inclusions in cast metal. The Company also participates in technical projects led by the Steel Founders' Society of America and the American Foundrymen's Society, which are exploring ways to melt and cast cleaner iron and steel, as well as U.S. government/industry specific projects to shorten and improve the casting design cycle.

     INCREASE CAPACITY UTILIZATION. A principal objective of the Company in integrating and operating its foundries is to increase capacity utilization at both its existing and newly acquired facilities. Many of the Company's foundries at the time of their acquisition have been operating with underutilized capacity. The Company seeks to improve capacity utilization by introducing more effective marketing programs and applying advanced technologies as described above.

     ACHIEVE PURCHASING ECONOMIES. Once an acquisition has been completed, ACC makes its volume purchasing programs available to the newly acquired foundry. ACC has realized meaningful cost savings by achieving purchasing efficiencies for acquired foundries. By jointly coordinating the purchase of raw materials, negotiation of insurance premiums and procurement of freight services, ACC's individual foundries have, in some cases, realized savings of 10% to 30% of these specific costs.

     LEVERAGE MANAGEMENT EXPERTISE. The Company believes that improvements can often be made in the way acquired foundries are managed, including the implementation of new technologies, advanced employee training programs, standardized budgeting processes and profit sharing programs and providing access to capital. To this effect, ACC enhances management teams to add technical, marketing or production experience, if needed. For example, ACC was able to significantly improve the profitability of Canadian Steel by adding new members to management, entering new markets, installing finite element solidification modeling and providing capital. As another example, under ACC ownership, La Grange Foundry was able to negotiate a new labor agreement, create profit sharing for all employees, broaden its customer base and install solidification modeling.

INDUSTRY TRENDS

     The American Foundrymen's Society estimates that the U.S. casting industry had shipments of approximately $22.6 billion in 1996, of which steel castings accounted for approximately $3.3 billion, iron castings for approximately
$10.3 billion and non-ferrous castings for approximately $9.0 billion. Approximately 14.5 and 14.0 million tons of castings were shipped in 1995 and 1996, respectively. Recent estimates forecast approximately 3% growth in shipments in each of 1997 and 1998. The Company has been able to grow at a rate substantially in excess of the overall industry principally as a result of its position to benefit from key trends affecting the casting industry, including the following:

     INDUSTRY CONSOLIDATION

     Although still highly fragmented, the foundry industry has consolidated from approximately 465 steel foundries and 1,400 iron foundries in 1982 to approximately 290 and 700 foundries, respectively, in 1995. As the industry has consolidated, capacity utilization has increased from approximately 45% in 1982 to more than 79% in 1996. This consolidation trend has been accompanied by increased outsourcing of casting production and OEM supplier rationalization.

     OUTSOURCING. Many OEMs are outsourcing the manufacture of cast components to independent foundries in an effort to reduce their capital and labor requirements and to focus on their core businesses. Management believes that captive foundries are often underutilized, inefficiently operated and lack the latest technology. Several of ACC's OEM customers, such as Caterpillar, General Motors, General Electric, Rockwell International, Ingersoll-Dresser, Gardner Denver and Beloit Corporation, have closed or sold one or more of their captive foundries during the past ten years and have outsourced the castings which they once made to independent suppliers such as the Company.
As described above, the closure of these facilities has contributed to increased capacity utilization at the remaining foundries.

     OEM SUPPLIER RATIONALIZATION. OEMs are rationalizing their supplier base to fewer foundries that are capable of meeting increasingly complex requirements. For example, OEMs are asking foundries to play a larger role in the design, engineering and development of castings. In addition, some customers have demanded that suppliers implement new technologies, adopt quality (ISO 9000 and QS 9000) standards and make continuous productivity improvements. As a result, many small, privately-owned businesses have chosen to sell their foundries because they are unwilling or unable to make investments necessary to remain competitive. Moreover, the EPA and OSHA require compliance with increasingly stringent environmental and governmental regulations.

     NEW CASTING TECHNOLOGY

     Recent advances in casting technology and pattern-making have created new opportunities for reducing costs while increasing efficiency and product quality. The combination of powerful, low cost computer workstations with finite element modeling software for stress analysis and metal solidification simulation is helping foundries and customers to design castings that are lighter, stronger and more easily manufactured at a competitive cost.

     The Company believes new casting technologies have led to growth in casting shipments by replacing forgings and fabrications in certain applications. In the past, fabricated (welded) components have been used in order to reduce tooling costs and product development lead-time. New casting technology has helped to reduce the weight and cost, and shorten the lead-time, of castings and has therefore increased the relative attractiveness of cast components.
For example, these improvements allowed an ACC customer to replace a fabricated steel boom that is used in a typical mining vehicle with one that is cast. The cast steel boom weighs 20% less than the fabricated component that it replaced, allowing an increase in payload. Product life is increased due to greater corrosion resistance. Another customer replaced the combination cast/fabricated body of a rock crusher with a one-piece casting, reducing labor for cutting, welding and machining as a result. An example of an application in which castings have replaced forged products is the blow-out preventer that is used to control a well "blow-out" during drilling. These products are required to comply with stringent safety standards because blow-out preventers must be able to contain pressures of 15,000 pounds per-square-inch. Due to lower costs and equally stringent safety features made possible by new casting technologies, castings have substantially replaced forgings for blow-out preventer bodies.

MARKETS AND PRODUCTS

     MINING AND CONSTRUCTION. ACC's castings are used in tractor-crawlers, mining trucks, excavators, drag lines, wheel-loaders, rock crushers, diesel engines, slurry pumps, coal mining machines and ore-processing equipment. Mining and construction equipment customers include Caterpillar, Nordberg, Rockwell International, Gardner Denver, John Deere and Komatsu, among others. Products supplied to the mining and construction industry, including Caterpillar, accounted for 25.6%, 31.1% and 31.4%, respectively, of the Company's net sales in fiscal 1995, fiscal 1996 and fiscal 1997. In fiscal 1997, Caterpillar accounted for more than 10% of net sales.

     All of the Company's major customers sell their end products to worldwide markets, which allows ACC to participate indirectly in the growth in construction in Asia, and in large mining projects in Indonesia, Africa and South America. This helps reduce the Company's dependence on the domestic capital goods spending cycle.

     ENERGY. The Company's products for the energy market include pumps, valves and compressors for transmission and refining of petrochemicals, blow-out preventers and mud pumps for drilling and workover of wells, lifting hooks and shackles for offshore installation of equipment, winch components for rig positioning, sub-sea components and other oil field castings. Shaffer, Cooper Energy, Hydril, Solar, Nordstrom, Ingersoll-Dresser Pumps and Amclyde are among the Company's many energy-related customers. Energy products produced by the Company accounted for 12.1%, 12.2% and 14.3%, respectively, of the Company's net sales in fiscal 1995, fiscal 1996 and fiscal 1997.

     UTILITIES. Many of ACC's castings are used in products for the utility industry, such as pumps, valves and gas compressors. ACC also makes steam, gas and hydroelectric turbine castings, nuclear plant components, sewage treatment parts and other castings for the utility industry. In addition, the Company manufactures replacement products that are used when customers perform refurbishments. Customers include Westinghouse, General Electric, Siemens, Kvaerner, Goulds Pumps, and Neles-Jamesbury. Utility products produced by the Company accounted for 8.9%, 21.5% and 13.1%, respectively, of the Company's net sales in fiscal 1995, fiscal 1996 and fiscal 1997.

     RAILROAD. The Company supplies cast steel undercarriages for locomotives, among other parts, for this market. GM is the largest customer, and has purchased locomotive castings from the Atchison/St. Joe division for over 50 years. Net sales of locomotive undercarriages accounted for 19.2%, 7.5% and 5.0%, respectively, of the Company's net sales in fiscal 1995, fiscal 1996 and fiscal 1997.

     MILITARY. Weapons and equipment for the Army, Navy and Coast Guard employ many different types of castings. The Company makes components for ships, battle tanks, howitzers and other heavy weapons. The military casting market has declined sharply, but ACC has been able to replace this volume by targeting new products such as turbines, compressors, pumps and valves. Customers in this market include General Dynamics, Litton, Bath Iron Works, Boeing, the U.S. Army and Avondale Shipyards.

     FARM EQUIPMENT. ACC makes a variety of castings for farm tractors, baling equipment, harvesters, sugar cane processors and other agricultural equipment for customers such as John Deere, Caterpillar and New Holland.

     MASS TRANSIT. ACC began making undercarriages for passenger rail cars in 1992 and is now one of the main casting suppliers to the mass transit market. The Company's castings are used on the BART system in San Francisco, METRA in Chicago, NCTD in San Diego, MARTA in Atlanta, and in Miami and Vancouver. ACC's La Grange Foundry recently began casting iron housings for traction motors to be used in the refurbishment of subway cars for New York City, which is the largest user of subway cars in North America.

     AUTOMOTIVE. The automotive industry uses both iron and aluminum castings, as well as aluminum die castings. ACC recently entered this market through the purchase of Jahn Foundry in Springfield, Massachusetts. Jahn Foundry produces cast iron cylinder liners used by General Motors in cast aluminum engine blocks for Saturn automobiles.

     TRUCKING. The Company manufactures components used primarily on truck engines and suspension systems, such as fan clutch components, manifolds, roll pins and gears. Many of ACC's castings are used in aftermarket products to achieve better fuel economy or to enhance ride characteristics. Customers include Horton Industries, Detroit Diesel and others.

     PAPER-MAKING MACHINERY. The paper-making machinery industry uses a variety of iron, steel and non-ferrous castings, both in original equipment and for the aftermarket. ACC has been a minor supplier to this market since 1992. The acquisition of the castings division of Beloit Corporation in July 1997 makes ACC a major supplier of castings to this market.

     OTHER. Other markets include process equipment such as rubber mixers, plastic extruders, dough mixers, steel mill rolls, machine tools and a variety of general industrial applications. With the acquisition of LA Die Casting, the Company entered several new markets, including the consumer market. LA Die Casting supplies components used to make recreational vehicles, computer peripherals, direct satellite receivers, pool tables and golf equipment. Customers include California Amplifier, RC Design, Care Free of Colorado, Callaway and Printronix.

SALES AND MARKETING

     New foundry technologies and the new applications resulting therefrom require a more focused and knowledgeable sales force. The Company pursues an integrated sales and marketing approach that includes senior management, engineering and technical professionals, production managers and others, all of whom work closely with customers to better understand their specific requirements and improve casting designs and manufacturing processes. The Company supplements its direct sales effort with participation in trade shows, marketing videos, brochures, technical papers and customer seminars on new casting designs.

     The Company's engineering and technical professionals are actively involved in marketing and customer service, often working with customers to improve existing products and develop new casting products and applications. They typically remain involved throughout the product development process, working directly with the customer to design casting patterns, build the tooling needed to manufacture the castings and sample the castings to ensure they meet customers' specifications. The Company believes that the technical assistance in product development, design, manufacturing and testing that it provides to its customers gives it an advantage over its competition.

     Customers tend to develop long-term relationships with foundries that can provide high quality, machined castings delivered on a just-in-time basis that do not require on-site inspection. Frequently, the Company is the only current source for the castings that it produces. Maintaining duplicate tooling in multiple locations is costly, so customers prefer to rely on one supplier for each part number. Moving the tooling to another foundry is possible, however, such a move entails considerable time and expense on the customer's part. In addition, ACC is forming product development partnerships with a number of customers to develop new applications for castings.

BACKLOG

     The Company's backlog is based upon customer purchase orders that the Company believes are firm and does not include purchase orders anticipated but not yet placed. At June 30, 1997, the Company's backlog was approximately $80.8, as compared to backlog of approximately $65.1 million at June 30, 1996. The backlog is scheduled for delivery in fiscal 1998 except for approximately $2.5 million, of which $2.0 million is scheduled for delivery in fiscal 1999. The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company. The Company historically has not experienced cancellation of any significant portion of customer orders.

COMPETITION

     The Company competes with a number of foundries in one or more product lines, although none of the Company's competitors compete with it across all product lines. The principal competitive factors in the castings market are quality, delivery and price; however, breadth of capabilities and customer service have become increasingly important. The Company believes that it is able to compete successfully in its markets by: (i) offering high quality, machined castings; (ii) working with customers to develop and design new castings; (iii) providing reliable delivery and short lead-times;
(iv) containing its manufacturing costs, thereby pricing competitively; and
(v) offering a broad range of cast materials.

     The Company believes that the market for iron and steel castings is attractive because of a relatively favorable competitive environment, high barriers to entry and the opportunity to form strong relationships with customers. New domestic competitors are unlikely to enter the foundry industry because of the high cost of new foundry construction, the need to secure environmental approvals at a new foundry location, the technical expertise required and the difficulty of convincing customers to switch to a new, unproven supplier.

          ACC, and the foundry industry in general, competes with manufacturers of forgings and fabrications in some application areas. The Company believes that the relative advantages of castings compared to forgings and fabrications, particularly in light of new casting design technology, which reduces weight, cost and lead-time while improving casting quality, will lead to increased replacement of forgings and fabrications by iron and steel castings.

MANUFACTURING

     CASTINGS. Casting is one of several methods, along with forging and fabricating, which shape metal into desired forms. Castings are made by pouring or introducing molten metal into a mold and allowing the metal to cool until it solidifies, creating a monolithic component. Some castings, such as die castings, are made with a permanent metal mold which can be used repeatedly. Others, such as sand castings, are made in a sand mold which is used only once. Forgings are made by shaping solid metal with pressure, usually in a die or with hammers. Fabrications are made by welding together separate pieces of metal. Castings can offer significant advantages over forgings and fabrications. A well-designed casting can be lighter, stronger and more stress and corrosion resistant than a fabricated part. Although castings and forgings are similar in several respects, castings are generally less expensive than forgings.

     CASTING PROCESS. The steel casting manufacturing process involves melting steel scrap in electric arc or induction furnaces, adding alloys, pouring the molten metal into molds made primarily of sand and removing the solidified casting for cleaning, heat treating and quenching prior to machining the casting to final specifications. The manufacture of a steel casting begins with the molding process. Initially, a pattern constructed of wood, aluminum or plastic is created to duplicate the shape of the desired casting. The pattern, which has similar exterior dimensions to the final casting, is positioned in a flask and foundry sand is packed tightly around it. After the sand mold hardens, the pattern is removed. When the sand mold is closed, a cavity remains within it shaped to the contours of the removed pattern. Before the mold is closed, sand cores are inserted into the cavity to create internal passages within the casting. For example, a core would be used to create the hollow interior of a valve casing. With the cores in place, the mold is closed for pouring.

     Steel scrap and alloys are melted in an electric arc furnace at approximately 2,900 degrees Fahrenheit, and the molten metal is poured from a ladle into molds. After pouring and cooling, the flask undergoes a "shake-out" procedure in which the casting is removed from the flask and vibrated to remove sand. The casting is then moved to a blasting chamber for removal of any remaining foundry sand and scale. Next, the casting is sent to the cleaning room, where an extensive process removes all excess metal. Cleaned castings are put through a heat treating process, which improves properties such as hardness and tensile strength through controlled increases and decreases in temperature. A quench tank to reduce temperatures rapidly is also available for use in heat treatment. The castings are shot blasted again and checked for dimensional accuracy. Each casting undergoes a multi-stage quality control procedure before being transported to one of the Company's or the customer's machine shops for any required machining.

     Iron castings are processed similarly in many respects to steel castings. Melting and pouring temperatures for molten iron are approximately 2,400 degrees Fahrenheit, and less cleaning and finishing is required for iron castings than is typically required for steel castings. Iron and steel scrap may both be used in making cast iron.

     Die casting, as contrasted to sand casting, uses a permanent metal mold that is reused. Melting and pouring temperatures for aluminum are less than half that used for steel, and die castings normally require less cleaning than iron or steel castings.

     MATERIALS. Steel is more difficult to cast than iron, copper or aluminum because it melts at higher temperatures, undergoes greater shrinkage as it solidifies, causing the casting to crack or tear if the mold is not properly designed, and is highly reactive with oxygen, causing chemical impurities to form as it is poured through air into the mold. Despite these challenges, cast steel has become a vital material due to its superior strength compared to other ferrous metals. In addition, most of the beneficial properties of steel match or exceed those of competing ferrous metals. The Company's first foundry, which today forms the Atchison/St. Joe Division, produced carbon and low alloy steel castings when it was acquired from Rockwell International in 1991. ACC added an AOD vessel for making stainless steel in order to better supply the pump and valve markets, which sometimes require stainless steel castings to be made from the same patterns used for carbon steel castings. Also in 1994, ACC purchased Quaker Alloy, which specialized in casting high alloy and stainless steels for valves, pumps and other equipment. Canadian Steel and Canada Alloy Castings, Ltd. ("Canada Alloy") also make high alloy and stainless castings, further reinforcing ACC's market position and skill base concerning the casting of stainless and specialty, high alloy steels.

     In applications that do not require the strength, ductility and/or weldability of steel, iron castings are generally preferred due to their lower cost, shorter lead-times and somewhat simpler manufacturing processes. Ductile iron is especially popular because it exhibits a good combination of the qualities of both iron and steel. Ductile iron is stronger and more flexible than traditional cast iron-known as gray iron-but is easier and less expensive to cast than steel. In 1994 ACC began making gray and ductile iron castings when it acquired Prospect Foundry. Ductile iron is a popular new material, whose utilization is increasing faster than either traditional gray cast iron or cast steel. ACC's position in ductile iron increased through the subsequent purchases of La Grange Foundry, The G&C Foundry Company ("G&C") and PrimeCast.

     Aluminum castings (including die castings) generally offer lighter weight than iron or steel, and are usually easier to cast because aluminum melts at a lower temperature. These advantages, coupled with low prices for aluminum during the last decade, have led to a substantial increase in the use of aluminum castings, especially in motor vehicles. Aluminum's relative softness, lower tensile strength and poor weldability limit its use in many applications where iron and steel castings are currently employed. In 1996, ACC entered the non-ferrous market with the purchase of LA Die Casting, which die casts aluminum and zinc.

     The ability to provide cast components in a broad range of materials allows ACC to present itself as a "one-stop shop" for some customers and simplifies purchasing for others. Since customers in general have a goal of reducing their total number of suppliers, a broader range of materials and casting skills gives ACC an advantage over many other foundry operations.

     MACHINING. The Company machines many of its steel castings, typically to tolerances within 30 thousandths of an inch. Some castings are machined to tolerances of five thousandths of an inch. Machining includes drilling, threading or cutting operations. The Company's St. Joe and Amite machine shops have a wide variety of machine tools, including ten CNC machine tools. The Company also machines some of its castings at Canadian Steel, Quaker Alloy, Empire Steel Castings, Inc. ("Empire") and Kramer. The ability to machine castings provides a higher value-added product to the customer and improved quality. Casting imperfections, which are typically located near the surface of the casting, are usually discovered during machining and corrected before the casting is shipped to the customer.

     NON-DESTRUCTIVE TESTING. Customers typically specify the physical properties, such as hardness and strength, which their castings are to possess. The Company determines how best to meet those specifications. Constant testing and monitoring of the manufacturing process are necessary to maintain high quality and to ensure the consistency of the castings. Electronic testing and monitoring equipment for tensile, impact, radiography, ultrasonic, magnetic particle, dye penetrant and spectrographic testing are used extensively to analyze molten metal and test castings.

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

     CAPACITY UTILIZATION. The following table shows the type and the approximate amount of available capacity, in tons, for each foundry and die caster. The actual number of tons that a foundry can produce annually is dependent on product mix. Complicated castings, such as those used for military applications or in steam turbines, require more time, effort and use of facilities, than do simpler castings such as those for the mining and construction market. Also, high alloy and stainless steel castings generally require more processing time and use of facilities than do carbon and low alloy steel castings.

                                                                                                TONS
                                                                         ESTIMATED*            SHIPPED
                                                                           ANNUAL             12 MONTHS             ESTIMATED*
MANUFACTURING                                                             CAPACITY              ENDED                CAPACITY
    UNIT               METALS CAST            MAJOR APPLICATIONS        IN NET TONS         JUNE 30, 1997          UTILIZATION
- ---------------------------------------------------------------------------------------------------------------------------------

Atchison/St. Joe      Carbon, low             Mining and construction,    29,000                25,394                   88%
Division              alloy and stainless     rail, military, valve,
                      steel                   turbine and compressor

Amite                 Carbon and              Marine, mining              14,000                 4,949                   35%
                      low alloy               and construction
                      steel

Prospect              Gray and                Construction,               12,500                10,187                   81%
Foundry               ductile                 agricultural,
                      iron                    trucking, hydraulic,
                                              power transmission and
                                              machine tool

Quaker Alloy          Carbon, low             Pump and valve               6,000                1,929                   32%
                      alloy and
                      stainless steel

Canadian Steel        Carbon, low             Hydroelectric                6,000                2,802                   47%
                      alloy and               and steel mill
                      stainless steel

Kramer                Carbon, low             Pump impellers               1,000                1,079                  108%
                      alloy and               and casings
                      stainless steel,
                      gray and ductile iron

Empire               Carbon and               Pump and valve               4,800                1,761                    37%
                     low alloy
                     steel and
                     gray, ductile
                     and nickel
                     resistant iron

La Grange            Gray, ductile            Mining and                  14,800               11,595                    78%
Foundry              and compacted            construction
                     graphite iron            and transportation

G&C                  Gray and                 Fluid power (hydraulic      10,500                8,077                    77%
                     ductile iron             control valves)

LA Die Casting       Aluminum and             Communications,               2,400              1,439                    60%
                     zinc                     recreation and computer

Canada Alloy         Carbon, low              Power generation,             2,500              1,320                    53%
                     alloy and                pulp and paper machinery,
                     stainless steel          pump and valve

Pennsylvania         Carbon and               Power generation,             3,700              3,390                    92%
Steel                stainless steel          pump and valve

Jahn Foundry         Gray iron                Automotive, air              11,000              7,391                    67%
                                              conditioning and
                                              agricultural

PrimeCast            Gray and ductile         Paper-making machinery       19,840             11,933                    60%
                     iron and stainl
                     steel
                                                                         --------            -------                  -----
  Totals                                                                  138,040             93,246                    68%
                                                                         ========            =======                  =====

___________
* Estimated annual capacity and utilization are based upon management's estimate of the applicable manufacturing unit's theoretical capacity assuming a certain product mix and assuming such unit operated five days a week, three shifts per day and assuming normal shutdown periods for maintenance. Actual capacities will vary, and such variances may be material, based upon a number of factors, including product mix and maintenance requirements.

RAW MATERIALS

     The principal raw materials used by the Company include scrap iron and steel, aluminum, zinc, molding sand, chemical binders and alloys, such as manganese, nickel and chrome. The raw materials utilized by the Company are available in adequate quantities from a variety of domestic sources. From time to time the Company has experienced fluctuations in the price of scrap steel, which accounts for 4% of net sales, and alloys, which account for less than 2% of net sales. The Company has generally been able to pass on the increased costs of raw materials and has escalation clauses for scrap with certain of its customers. As part of its commitment to quality, the Company issues rigid specifications for its raw materials and performs extensive inspections of incoming raw materials.

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

     As a reflection of its commitment to quality, the Company has been certified by, or won supplier excellence awards from, substantially all of its principal customers. Of 600 suppliers to General Motors' Electromotive Division, the Company was the first supplier to receive the prestigious Targets of Excellence award. Reflecting its emphasis on quality, the Atchison/St. Joe Division was certified to ISO 9001 in August 1995, which represents compliance with international standards for quality assurance. Quaker Alloy, La Grange Foundry, Canada Alloy, Pennsylvania Steel Foundry & Machine Company ("Pennsylvania Steel") and Canadian Steel have each been certified to ISO 9002. Other ACC foundries are preparing for ISO certification.

EMPLOYEE AND LABOR RELATIONS

     As of June 30, 1997, the Company had approximately 2,800 full-time employees. In the last five years, the Company has had one work stoppage, which occurred in May 1993 at the Atchison/St. Joe Division and lasted for nine days. The Company's hourly employees are covered by collective bargaining agreements with several unions at twelve of its locations. These agreements expire at varying times over the next several years. The following table sets forth a summary of the principal unions and term of each collective bargaining agreement at the respective locations.


                                                                                                          APPROXIMATE
                                                                                                           NUMBER OF
MANUFACTURING                                                 EFFECTIVE               DATE OF             MEMBERS (AS
   UNIT                 NAME OF PRINCIPAL UNION                  DATE                EXPIRATION            OF 06/30/97)
- ---------------------------------------------------------------------------------------------------------------------------
Atchison/St. Joe        United Steelworkers of                 03/04/96               05/09/99                   382
                        America, Local 6943

Prospect Foundry        Glass, Molders, Pottery,               03/18/95               06/01/99                   195
                        Plastics & Allied Workers
                        International, Local 63B

Quaker Alloy            United Steelworkers of                 07/15/95               07/15/99                   165
                        America, Local 7274

Canadian Steel          Metallurgistes Unis                    02/12/96               02/12/01                   120
                        d'Amerique, Local 6859

Empire                  United Steelworkers of                 03/01/97              02/28/02                    113
                        America, Local 3178

La Grange               Glass, Molders, Pottery,               12/14/95              12/16/00                    242
Foundry                 Plastics & Allied Workers
                        Union, Local 143

G&C                     United Electrical, Radio and           03/01/97             06/30/01                     147
                        Machine Workers of America,
                        Local 714

LA Die Casting          United Automobile, Aircraft,           12/10/94             12/12/97                      59
                        Agricultural Implement
                        Workers of America,
                        Local 509

Canada Alloy            United Steelworkers of                 04/04/97            04/03/02                      77
                        America, Local 5699

Pennsylvania            United Steelworkers of                 10/23/95            10/24/98                     230
Steel                   America, Local 6541

Jahn Foundry            Glass, Molders, Pottery,               04/24/95            04/26/98                      99
                        Plastics and Allied Workers
                        International, Local 97

PrimeCast               Glass, Molders, Pottery,               08/04/96            08/04/00                     132
                        Plastics and Allied Workers
                        International, Local 320


EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers of the Company.

NAME                      AGE       POSITION WITH THE COMPANY
- ---------------------     ----      --------------------------
Hugh H. Aiken........      53       Chairman of the Board, President,
                                    Chief Executive Officer and
                                    Director

Charles T. Carroll...      47       Vice President

Edward J. Crowley....      59       Vice President

John R. Kujawa.......      43       Group Vice President

Donald J. Marlborough      61       Group Vice President

Kevin T. McDermed....      37       Vice President, Chief Financial
                                    Officer, Treasurer and
                                    Secretary

Richard J. Sitarz....      56       Vice President

James Stott..........      55       Group Vice President

     HUGH H. AIKEN has been the Chairman of the Board, President, Chief Executive Officer and a Director since June 1991. From 1989 to 1991,
Mr. Aiken served as an Associate of Riverside Partners, Inc., an investment firm located in Boston, Massachusetts, and from 1985 to 1989, Mr. Aiken served as General Manager for AMP Keyboard Technologies, Inc., a manufacturer of electromechanical assemblies located in Milford, New Hampshire. Mr. Aiken previously served as a Director and Chief Operating Officer of COMNET Incorporated and as a Director and Chief Executive Officer of General Computer Systems, Inc., both public companies.

     CHARLES T. CARROLL has been Vice President-G&C since September 1996 and has additionally served as President of G&C since June 1980. He was Plant Manager of G&C from June 1978 to June 1980. Mr. Carroll has been with G&C since 1973.

     EDWARD J. CROWLEY has been Vice President-Empire since February 1995. Prior thereto, he had served as President and Chief Executive Officer of Empire
Steel Castings, Inc. (the predecessor of Empire) since 1985.

     JOHN R. KUJAWA has been Group Vice President-Atchison/St. Joe and Amite since November 1996 and Vice President-Atchison/St. Joe from August 1994 to November 1996. He served as Executive Vice President-Operations of the Company from July 1993 to August 1994, Vice President-Foundry of the Company from June 1991 to July 1993, Assistant Foundry Manager of the Company from 1990 to 1991 and as Senior Process Engineer of the Company from 1989 to 1990. He served as Operations Manager for Omaha Steel Castings, a foundry in Omaha, Nebraska from 1984 to 1989.

     DONALD J. MARLBOROUGH has been Group Vice President-Canadian Steel, La Grange Foundry and Canada Alloy since November 1996, Vice President-Corporate Development and Canadian Steel from

December 1994 to November 1996 and Vice President-La Grange Foundry from December 1995 to November 1996. From May 1991 to October 1994, Mr. Marlborough served as Vice President-Manufacturing and Plant Manager for American Steel Foundries, a foundry in Chicago, Illinois, and served as President and Director of Manufacturing for Racine Steel Castings, a foundry in Racine, Wisconsin, from 1985 to June 1990.

     KEVIN T. MCDERMED has been Vice President, Chief Financial Officer and Treasurer of the Company since June 1991 and has served as Secretary of the Company since May 1992. He served as the Controller of the Company from 1990 to June 1991 and as its Finance Manager from 1986 to 1990. Mr. McDermed has been with the Company since 1981.

     RICHARD J. SITARZ has been Vice President-Prospect since September 1994 and has served as President of Prospect Foundry since July 1992. He served as Executive Vice President of Prospect Foundry since 1985. Mr. Sitarz has been with Prospect Foundry since 1967.

     JAMES STOTT has been Group Vice President-Empire, Kramer, Pennsylvania Steel and Quaker Alloy since November 1996 and Vice President-Kramer from January 1995 to November 1996. He served as President, Chief Executive Officer and Chief Operating Officer of Kramer International, Inc. (the predecessor of Kramer) since 1980.

PRODUCT WARRANTY

     The Company warrants that every product will meet a set of specifications, which is mutually agreed upon with each customer. The Company's written warranty provides for the repair or replacement of its products and excludes contingency costs. Often, the customer is authorized to make the repair within a dollar limit, in order to minimize freight costs and the time associated therewith. Although the warranty period is 90 days, this time limit is not strictly enforced if there is a defect in the casting. In fiscal 1997, warranty costs amounted to less than one percent of the Company's net sales.

ENVIRONMENTAL REGULATIONS

     Companies in the foundry industry must comply with numerous federal, state and local (and, with respect to Canadian operations, provincial and local) environmental laws and regulations relating to air emissions, solid waste disposal, stormwater run-off, landfill operations, workplace safety and other matters. The Clean Air Act, as amended, the Clean Water Act, as amended, and similar provincial, state and local counterparts of these federal laws regulate air and water emissions and discharges into the environment. The Resource Conservation and Recovery Act, as amended, and the Comprehensive Environmental Response, Compensation and Liability Act, as amended
("CERCLA"), among other laws, address the generation, storage, treatment, transportation and disposal of solid and hazardous waste and releases of hazardous substances into the environment, respectively. The Company believes that it is in material compliance with applicable environmental laws and regulations and is not aware of any outstanding violations or citations with respect thereto at any of its facilities.

     A Phase I environmental assessment of each of the Company's facilities has been performed, and no significant or widespread contamination has been identified at any Company facility. A Phase I assessment includes an historical review, a public records review, a preliminary investigation of the site and surrounding properties and the preparation and issuance of a written report, but it does not include soil sampling or subsurface investigations. There can be no assurance that these Phase I assessments have identified, or could be expected to identify, all areas of contamination. As the Company evaluates and updates the environmental compliance programs at foundry facilities recently acquired, the Company may become aware of matters of non-compliance that need to be addressed or corrected. In addition, there is a risk that material adverse conditions could have developed at the Company's facilities since such assessments.

     The chief environmental issues for the Company's foundries are air emissions and solid waste disposal. Air emissions, primarily dust particles, are handled by dust collection systems. The Company anticipates that it will incur additional capital and operating costs to comply with the Clean Air Act Amendments of 1990 and the regulations thereunder. The Company is currently in the process of obtaining permits under the new regulations and estimating the cost of compliance with these requirements and the timing of such costs. Such compliance costs, however, could have a material adverse effect on the Company's results of operations and financial condition.

     The solid waste generated by the Company's foundries generally consists of non-hazardous foundry sand that is reclaimed for reuse in the foundries until it becomes dust. The non-hazardous foundry dust waste is then disposed of in landfills, two of which are owned by the Company (one in Atchison County, Kansas, and one in Myerstown, Pennsylvania). No other parties are permitted to use the Company's landfills, which are both in material compliance with all applicable regulations to the Company's knowledge. Costs associated with the future closure of the landfills according to regulatory requirements could be material.

     While under prior ownership, Kramer was identified as a potentially responsible party ("PRP") with respect to clean-up of a waste disposal site located in Franklin, Wisconsin, which was used by one of Kramer's former subcontractors. The $6 million clean-up of this site has been completed. Kramer's insurance carriers paid $300,000 toward clean-up. The performing PRP has sued a group of nonperforming PRPs, including Kramer, for contribution. ACME PRINTING INK COMPANY V. MENARD, ET AL., Case No 89-C-834 (E.D. Wis.). Because of alleged unexpected clean-up costs, the performing PRP is demanding additional contribution from Kramer beyond the $300,000 already paid. Management believes that the resolution of this matter will not result in a material adverse effect on the Company's results of operations or financial condition. To date, all litigation costs related to this matter, including attorneys' fees, have been paid by Kramer's insurance carriers.

     The Company also operates pursuant to regulations governing workplace safety. The Company samples its interior air quality to ensure compliance with OSHA requirements. To the Company's knowledge, it currently operates in material compliance with all OSHA and other regulatory requirements governing workplace safety.

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

ITEM 2.    PROPERTIES

     The Company's principal facilities are listed in the accompanying table, together with information regarding their location, size and primary function. The foundries that are located in Atchison, Kansas, Montreal, Quebec and Amite, Louisiana include on-site pattern shops that construct patterns used for mold making. The two landfills are used solely by the Company and contain non-hazardous materials only, principally foundry sand. All of the Company's principal facilities are owned.

     The following table sets forth certain information with respect to the Company's principal facilities.

                                                                    FLOOR SPACE
NAME                   LOCATION              PRINCIPAL USE          IN SQ. FEET
- -------------------------------------------------------------------------------
Corporate Office       Atchison, KS          Offices                   3,000

Atchison Foundry       Atchison, KS          Steel foundry           449,703

Atchison Pattern       Atchison, KS          Pattern storage         159,711
Storage

St. Joe Machine Shop   St. Joseph, MO        Machine shop            142,676

Atchison Casting       Atchison, KS          Landfill for               N/A
                                             foundry sand

Amite Foundry &        Amite, LA             Steel foundry           282,000
Machine Shop                                 and machine shop

Prospect Foundry       Minneapolis, MN       Iron foundry            133,000

Quaker Alloy           Myerstown, PA         Steel foundry &         301,000
                                             landfill for foundry
                                             sand

Canadian Steel         Montreal, Quebec      Steel foundry           455,335

Kramer                 Milwaukee, WI         Steel foundry            23,000

Empire                 Reading, PA           Iron and steel          177,000
                                             foundry

La Grange Foundry      La Grange, MO         Iron foundry            189,000

G & C                  Sandusky, OH          Iron foundry             80,000

LA Die Casting         Los Angeles, CA       Aluminum and             35,000
                                             zinc die
                                             casting

Canada Alloy           Kitchener, Ontario    Steel foundry            83,000

Pennsylvania Steel     Hamburg, PA           Steel foundry           158,618

Jahn Foundry           Springfield, MA       Iron foundry            207,689

PrimeCast              South Beloit, IL      Iron foundry            500,000

ITEM 3.    LEGAL PROCEEDINGS

     Except as otherwise provided herein, the Company is not a party to any material legal proceedings involving claims against the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                      PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS.

                            PRICE RANGE OF COMMON STOCK

     The Common Stock was traded in the Nasdaq National Market under the symbol "ACCX" from October 4, 1993 until December 11, 1996 when it began trading on the New York Stock Exchange under the symbol "FDY." Prior to October 4, 1993 there was no trading market for the Common Stock. The following table sets forth the high and low sales prices for the shares of Common Stock on the Nasdaq National Market and New York Stock Exchange for the periods indicated.


                                                   HIGH          LOW
Fiscal Year ending June 30, 1996:
   First Quarter . . . . . . . . . . . .           18 1/4        14 1/8
   Second Quarter  . . . . . . . . . . .           17            11
   Third Quarter . . . . . . . . . . . .           13 1/4        10 3/4
   Fourth Quarter  . . . . . . . . . . .           15 3/4        12 7/16

 Fiscal Year Ending June 30, 1997:

   First Quarter   . . . . . . . . . . .           16 1/4        13
   Second Quarter  . . . . . . . . . . .           18 1/8        15 1/4
   Third Quarter   . . . . . . . . . . .           20 1/2        16 3/4
   Fourth Quarter  . . . . . . . . . . .           19 3/8        15 11/16

 Fiscal Year Ending June 30, 1998:
   First Quarter (through September 3, 1997)       20 9/16       16 3/4


     As of September 3, 1997, there were over 2,200 holders of the Common Stock, including shares held in nominee or street name by brokers.

                                   DIVIDEND POLICY

     The Company has not declared or paid cash dividends on shares of its Common Stock. The Company does not anticipate paying any cash dividends or other distributions on its Common Stock in the foreseeable future. The current policy of the Company's Board of Directors is to reinvest all earnings to finance the expansion of the Company's business. The agreements governing the Company's credit facility and $20 million senior notes contain limitations on the Company's ability to pay dividends. See Note 8 of Notes to Consolidated Financial Statements.


                            UNREGISTERED SECURITIES TRANSACTIONS

     In lieu of cash compensation for services rendered in their capacity as Directors of the Company, Mr. Ray Witt and Mr. John Whitney were each provided at their election 592 shares of common stock on July 25, 1996, with a then-current market value of $13.50 per share and Mr. Ray Witt was provided at his election an additional 533 shares of common stock on August 21, 1996, with a then-current market value of $15.00 per share. Such transactions were exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section4(2) of the Act.

ITEM 6.    SELECTED FINANCIAL DATA

     The following table contains certain selected historical consolidated financial information and is qualified by the more detailed Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial information for the fiscal years ended June 30, 1993, 1994, 1995, 1996 and 1997 has been derived from audited consolidated financial statements. The information below should be read in conjunction with Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                     FISCAL YEAR ENDED JUNE 30,

STATEMENT OF OPERATIONS DATA:                         1993              1994              1995              1996             1997
                                                     -------           -------            -------          --------         -------
Net Sales. . . . . . . . . . . . . . . . . . .       $66,591           $82,519           $141,579          $185,081        $245,769
Cost of Sales  . . . . . . . . . . . . . . . .        54,321            66,304            115,458           156,612         203,386
                                                     -------           -------            -------          --------         -------
     Gross Profit  . . . . . . . . . . . . . .        12,270            16,215             26,121            28,469          42,383
   Operating Expenses:
     Selling, General & Administrative . . . .         5,986             6,581             13,058            15,459          21,559
     Amortization of Intangibles . . . . . . .         1,143             1,209              1,392             1,508             632
     Other Income(1)   . . . . . . . . . . . .           -                 -                6,370            26,957             -
                                                     -------           -------            -------          --------         -------
        Operating Income . . . . . . . . . . .         5,141             8,425             18,041            38,459          20,192
     Interest Expense  . . . . . . . . . . . .         3,926             1,223              2,326             2,845           3,227
     Minority Interest in Net Income
           of Subsidiaries                               -                  62                280               225             270
                                                     -------           -------            -------          --------         -------
        Income Before Taxes and
           Extraordinary Item. . . . . . . . .         1,215             7,140             15,435*           35,389*         16,695
        Income Taxes . . . . . . . . . . . . .           -               2,494              5,971            14,063           6,967
                                                     -------           -------            -------          --------         -------
           Income Before Extraordinary Item. .         1,215             4,646              9,464            21,326           9,728
        Extraordinary Item, net of tax(2). . .           -               1,230                -                 -               -
                                                     -------           -------            -------          --------         -------
           Net Income  . . . . . . . . . . . .        $1,215            $3,416             $9,464           $21,326          $9,728
                                                     -------           -------            -------          --------         -------
                                                     -------           -------            -------          --------         -------
        Net Income Per Share . . . . . . . . .         $0.40             $0.72              $1.73             $3.87           $1.67
                                                     -------           -------            -------          --------         -------
                                                     -------           -------            -------          --------         -------
        Net Income Per Share Excluding
           Extraordinary Item and
           Other Income(1)(2). . . . . . . . .         $0.40             $0.98              $1.02             $0.92           $1.67
                                                     -------           -------            -------          --------         -------
                                                     -------           -------            -------          --------         -------
        Weighted Average Common Shares
           Outstanding . . . . . . . . . . . .     3,026,866         4,757,607          5,477,881         5,516,597       5,830,695

        SUPPLEMENTAL DATA:
           Depreciation and Amortization   . .        $5,130            $4,541             $6,067            $7,411          $8,667
           Capital Expenditures(3) . . . . . .         4,841             7,524             12,837            12,740          13,852
           Number of Foundries at Period End .             1                 3                  7                 9              13

        BALANCE SHEET DATA (AT PERIOD END):
           Working Capital . . . . . . . . . .        $2,074           $19,240            $27,727           $36,419         $57,231
           Total Assets. . . . . . . . . . . .        52,004            87,217            130,287           162,184        $213,408
           Long-Term Obligations . . . . . . .        19,934            22,549             34,920            34,655          27,758
           Total Stockholders' Equity  . . . .        13,851            42,683             52,698            74,654         122,731


     * Includes other income of $6.4 million and $27.0 million for fiscal 1995 and fiscal 1996, respectively, consisting primarily of insurance proceeds related to the July 1993 Missouri River flood.

(1) Other income consists of $6.4 million and $27.0 million ($3.9 million and $16.2 million net of tax or $0.71 and $2.95 per share), for fiscal 1995 and fiscal 1996, respectively, consisting primarily of insurance proceeds related to the July 1993 Missouri River flood. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-
     General."

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

(3) During fiscal 1994, fiscal 1995, fiscal 1996 and fiscal 1997, the Company made capital expenditures of $4.7 million, $8.1 million, $1.8 million and $1.4 million, respectively, in connection with the refurbishment of Amite. This 282,000 square foot facility was acquired in February 1993 and had been inactive for several years.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company has pursued an active acquisition program designed to take advantage of consolidation opportunities in the widely fragmented foundry industry. The Company has acquired fourteen foundries since its inception. As a result of these completed transactions as well as internal growth, the Company's net sales have increased from approximately $54.7 million for its first full fiscal year ended June 30, 1992 to $245.8 million for the fiscal year ended June 30, 1997.

     As an important part of the Company's growth strategy, the Company evaluates on an ongoing basis potential industry-related acquisitions. While the Company has not at the present time entered into any definitive agreement contemplating any such acquisition, the Company is currently in various stages of negotiations with potential acquisition candidates. There can be no assurance as to whether or when any such negotiations will ultimately culminate in a definitive agreement or, if a definitive agreement is reached, whether any such acquisition will ultimately be consummated. To complete any such acquisition, the Company may use its revolving credit facility. In the event that no further borrowings are available under the revolving credit facility, the Company would consider other financing alternatives available at that time.

     Due to the large size of certain orders, the timing for deliveries of orders and the number and types of castings produced, the Company's net sales and net income may fluctuate materially from quarter to quarter. Generally, the first fiscal quarter is seasonally weaker than the other quarters as a result of plant shutdowns for maintenance at most of the Company's foundries as well as at many customers' plants. See "-Supplemental Quarterly Information."

     During July 1993, flooding of the Missouri River halted production of the Company's Atchison, Kansas foundry for four weeks, negatively impacting operating results. Although the Company was able to resume production at the Atchison facility without a significant loss of existing orders, the 1993 flood has had a continuing negative effect on productivity and sales due to increased equipment maintenance, production downtime and employee overtime. The Company constructed a flood wall surrounding the Atchison facility that the Company believes has significantly reduced the risk of future flood damage. Following the flood, the Company was unable to renew its flood insurance coverage at reasonable rates for this facility.

RESULTS OF OPERATIONS

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Report.

FISCAL YEAR ENDED JUNE 30, 1997 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1996

     Net sales for fiscal 1997 were $245.8 million, representing an increase of $60.7 million, or 32.8%, over net sales of $185.1 million in fiscal 1996. The operations acquired by the Company since the beginning of fiscal 1996 generated net sales of $14.8 million and $71.9 million in fiscal 1996 and fiscal 1997, respectively, as follows:

                                                    FY 1996        FY 1997
OPERATION                      DATE ACQUIRED       NET SALES      NET SALES
- ------------------------------------------------------------------------------
                                                         (In millions)
La Grange Foundry  . . . . .    12/14/95             $10.9           $23.5

G&C. . . . . . . . . . . . .    03/11/96               3.9            14.6

La Die Casting . . . . . . .    10/01/96                -              7.1

Canada Alloy . . . . . . . .    10/26/96                -              6.4

Pennsylvania Steel . . . . .    10/31/96                -             14.9

Jahn Foundry . . . . . . . .    02/14/97                -              5.4

     Excluding net sales attributable to the operations acquired in fiscal 1996 and fiscal 1997, net sales for fiscal 1997 were $173.9 million, representing an increase of $3.6 million, or 2.1%, over net sales of $170.3 million in fiscal 1996. This 2.1% increase in net sales was due primarily to increases in net sales to the mining and construction and energy markets, partially offset by decreases in net sales to the utility and military markets.

     Gross profit for fiscal 1997 increased by $14.0 million, or 49.3%, to $42.4 million, or 17.2% of net sales, compared to $28.4 million, or 15.4% of net sales, for fiscal 1996. The increase in gross profit was primarily attributable to the increase in net sales. The increase in gross profit as a percentage of net sales was primarily attributable to the inclusion in the prior year period of: (i) the completion, at Canadian Steel, of several negative margin orders which were accepted prior to the acquisition of Canadian Steel by the Company; (ii) costs associated with the start-up of the Company's Amite facility in Louisiana and non-recurring costs associated with the transfer to that facility of production from another foundry in May 1995;
(iii) above average training expenses associated with the start-up of new products; and (iv) higher maintenance costs associated with deferred maintenance expense on two newly acquired foundries and increased maintenance costs related to regularly scheduled July shut-downs at the Company's other facilities. Partially offsetting these factors were lost production and expenses associated with the conversion from cupola to electric melting at G&C and costs associated with the addition of iron casting capability at Empire.

     Selling, general and administrative expense ("SG&A") for fiscal 1997 was $21.6 million, or 8.8% of net sales, compared to $15.5 million, or 8.4% of net sales, in fiscal 1996. The increase in SG&A was primarily attributable to expenses associated with the operations acquired by the Company in fiscal 1996 and fiscal 1997. The increase in SG&A as a percentage of net sales was primarily attributable to increased expenses related to the Company's management incentive bonus plans and increased expenses related to identifying and completing the Company's acquisitions.

     Amortization of certain intangibles for fiscal 1997 was $632,000, or 0.3% of net sales, compared to $1.5 million, or 0.8% of net sales, in fiscal 1996. The intangible assets consist of goodwill recorded in connection with the acquisitions of Prospect Foundry, Kramer, Empire, G&C and LA Die Casting. During fiscal 1996, the intangible assets included the capitalized value of a non-compete agreement with Rockwell International, which became fully amortized in June 1996. Partially offsetting the expense relating to the amortization of these assets is the amortization of the excess of acquired net assets over cost (negative goodwill) recorded by the Company in connection with the acquisition of Canadian Steel.

     Other income for fiscal 1996 was $27.0 million ($16.2 million, net of related income tax expense of $10.8 million), consisting primarily of insurance payments for business interruption and property damage. The Company's insurance claim was filed as a result of the July 1993 Missouri River flood.

     Interest expense for fiscal 1997 increased to $3.2 million, or 1.3% of net sales, from $2.8 million, or 1.5% of net sales, in fiscal 1996. The increase in interest expense was primarily the result of an increase in the average amount of indebtedness outstanding as a result of the Company's acquisitions.


     Income tax expense for fiscal 1997 and fiscal 1996 reflected the combined federal and state statutory rate of approximately 41% and 40%, respectively.

     As a result of the foregoing factors, net income for fiscal 1997 was $9.7 million, compared to net income of $21.3 million for fiscal 1996. Excluding other income resulting from flood insurance payments, net income increased from $5.1 million in fiscal 1996 to $9.7 million in fiscal 1997.


FISCAL YEAR ENDED JUNE 30, 1996 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1995

     Net sales for fiscal 1996 were $185.1 million, representing an increase of $43.5 million, or 30.7%, over net sales of $141.6 million in fiscal 1995. The operations acquired by the Company in fiscal 1995 and fiscal 1996 generated net sales of $16.5 million and $59.3 million, respectively, as follows:

                                                     FY 1995       FY 1996
OPERATION                     DATE ACQUIRED         NET SALES     NET SALES
- -------------------------     -------------        -----------   -----------
                                                        (In millions)
Canadian Steel . . . . . .      11/30/94               $7.2          $18.3

Kramer . . . . . . . . . .      01/03/95                5.3           12.8

Empire . . . . . . . . . .      02/01/95                4.0           13.4

La Grange Foundry. . . . .      12/14/95                  _           10.9

G&C  . . . . . . . . . . .      03/11/96                  _            3.9

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

     Gross profit for fiscal 1996 increased by $2.3 million, or 9.0%, to $28.4 million, or 15.4% of net sales, compared to $26.1 million, or 18.4% of net sales for fiscal 1995. The increase in gross profit was primarily due to the increase in net sales. The decrease in gross profit as a percentage of net sales was attributable to: (i) the continuing start-up of the Company's Amite facility in Louisiana and non-recurring costs associated with the transfer to that facility of production from another foundry in May 1995; (ii) the completion, at Canadian Steel, of several negative margin orders which were accepted prior to the acquisition of Canadian Steel by the Company; (iii) a change in product mix toward products which have a lower gross profit as a percentage of net sales; (iv) higher maintenance costs associated with deferred maintenance expense on two newly acquired foundries and increased maintenance costs related to regularly scheduled July shutdowns at the Company's other foundries; (v) above average training expenses associated with the start-up of new products; and (vi) a non-recurring sale in the first quarter of fiscal 1995 to Indian Railways of $746,000, which sale had a much higher gross profit as a percentage of net sales than the Company's average.

     SG&A for fiscal 1996 was $15.5 million, or 8.4% of net sales, compared to $13.1 million, or 9.2% of net sales, in fiscal 1995. The increase in SG&A was primarily attributable to expense associated with the operations acquired by the Company in fiscal 1995 and fiscal 1996. The decrease in SG&A as a percentage of net sales was primarily attributable to decreased expenditures for outside professional services.

     Amortization of certain intangibles for fiscal 1996 was $1.5 million, or 0.8% of net sales, compared to $1.4 million, or 1.0% of net sales, in fiscal 1995. The intangible assets consisted of the capitalized value of a non-compete agreement with Rockwell International and goodwill recorded in connection with the acquisitions of Prospect Foundry, Kramer, Empire and G&C. Partially offsetting the expense relating to the amortization of these assets is the amortization of the excess of acquired net assets over cost (negative goodwill) recorded by the Company in connection with the acquisition of Canadian Steel.

     On April 11, 1996, the Company and its insurance carrier reached final settlement of the Company's claim filed as a result of the July 1993 Missouri River flood. Other income for fiscal 1996 was $27.0 million ($16.2 million, net of related income tax expense of $10.8 million), consisting primarily of insurance payments for business interruption and property damage. Other income for fiscal 1995 was $6.4 million ($3.9 million, net of related income tax expense of $2.5 million), consisting primarily of insurance payments for business interruption damage.

     Interest expense for fiscal 1996 increased to $2.8 million, or 1.5% of net sales, from $2.3 million, or 1.6% of net sales, in fiscal 1995. The increase in interest expense is the result of an increase in the average amount of indebtedness outstanding as a result of the Company's acquisitions.

     Income tax expense for fiscal 1996 and fiscal 1995 reflected the combined federal and state statutory rate of approximately 40% and 39%, respectively.

     As a result of the foregoing factors, net income increased by $11.8 million, from net income of $9.5 million in fiscal 1995 to net income of $21.3 million in fiscal 1996. Excluding other income, net income decreased from $5.6 million in fiscal 1995 to $5.1 million in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed operations with internally generated funds, proceeds from the sale of senior notes and available borrowings under its bank credit facilities. Cash provided by operating activities for fiscal 1997 was $22.3 million, a decrease of $14.3 million from fiscal 1996. This decrease was primarily attributable to the inclusion, in fiscal 1996, of income from insurance payments relating to the Company's flood insurance claim of $27.3 million ($16.3 million, net of related income tax expense of $11.0 million).

     Working capital was $57.2 million at June 30, 1997, as compared to $36.4 million at June 30, 1996. The increase primarily resulted from net additional working capital of $11.2 million associated with the Company's acquisitions and increased cash balances resulting from the net proceeds of the Company's public offering of Common Stock remaining after paying all of the Company's then-outstanding borrowings under its revolving credit facility.

     During fiscal 1997, the Company made capital expenditures of $13.9 million, as compared to $12.7 million in fiscal 1996. Included in fiscal 1997 were capital expenditures of $2.1 million at G&C, primarily relating to the conversion from cupola to electric melting. The balance of capital expenditures was used for routine projects at each of the Company's facilities, primarily related to productivity enhancing equipment, such as new mold lines, CNC pattern-cutting machines, machine tools, sand reclamation systems and computer hardware and software modeling systems. In fiscal 1996, the Company made capital expenditures for routine projects at each of the Company's facilities. The Company expects to make approximately $16 million of capital expenditures during fiscal 1998, including a new mold line at Prospect, the completion of a new sand reclamation system at the Atchison/St. Joe Division and routine projects at each of the Company's facilities.

     The Company's revolving credit facility provides for unsecured loans of up to $60 million and matures on July 29, 2000. Loans under this revolving credit facility will bear interest at fluctuating rates of either: (i) the bank's corporate base rate or (ii) LIBOR plus 1.50% subject, in the case of the LIBOR rate option, to a reduction of up to 0.50% (50 basis points) if certain financial ratios are met. At June 30, 1997, $50.6 million was available for borrowing under this facility. Loans under this revolving credit facility may be used for general corporate purposes, acquisitions and approved investments. The revolving credit facility provides that the Company may not make acquisitions of foundries or related businesses without the prior written consent of the banks holding two-thirds of the loan commitments unless either (i) after giving effect to the acquisition, the Company's ratio of consolidated total debt to total capitalization does not exceed 40% or
(ii) once the 40% threshold has been met in that fiscal year, the total aggregate principal amount expended for all acquisitions thereafter in that fiscal year does not exceed 25% of stockholders' equity as of the end of the preceding fiscal year plus 25% of net proceeds received from the issuance of additional equity during that fiscal year.

     To reduce the Company's outstanding bank indebtedness previously incurred for acquisitions and to fund future acquisitions, the Company completed a public offering of 4,370,000 shares of its Common Stock in May 1997, including 2,599,024 shares sold by the Company and 1,770,976 shares sold by a selling stockholder. The net proceeds of the shares sold by the Company were approximately $37.9 million.

     The Company believes that its operating cash flow and amounts available for borrowing under its revolving credit facility will be adequate to fund its capital expenditure and working capital requirements for the next two years. However, the level of capital expenditure and working capital requirements may be greater than currently anticipated as a result of the size and timing of future acquisitions, or as a result of unforeseen expenditures relating to compliance with environmental laws. Acquisitions have been financed primarily with borrowings under the Company's revolving credit facility. During fiscal 1997, the Company purchased LA Die Casting, Canada Alloy, Pennsylvania Steel and Jahn Foundry for $8.8 million, $4.4 million, $8.2 million and $6.2 million, respectively, in each case with funds available under the Company's revolving credit facility. On July 1, 1997, the Company purchased the Beloit Castings Division ("BCD") from Beloit
Corporation for $7.2 million in cash, subject to adjustment. BCD now operates under the name PrimeCast, as a subsidiary of the Company. This acquisition was financed with available cash balances.

     Statements above in the subsection entitled "General" and this subsection of this Annual Report on Form 10-K such as "expects" and statements regarding quarterly fluctuations, statements regarding the adequacy of funding for capital expenditure and working capital requirements for the next two years and similar expressions that are not historical are forward-looking statements that involve risks and uncertainties. Such statements include the Company's expectation as to future performance. Among the factors that could cause actual results to differ materially from such forward-looking statements are the following: business conditions and the state of the general economy, particularly the capital goods industry, the strength of the dollar, the fluctuation of interest rates, the competitive environment in the castings industry and changes in laws and regulations that govern the Company's business, particularly environmental regulations.

INFLATION

     Management believes that the Company's operations have not been materially adversely affected by inflation or changing prices.

SUPPLEMENTAL QUARTERLY INFORMATION

     The Company's business is characterized by large unit and dollar volume customer orders. As a result, the Company has experienced and may continue to experience fluctuations in its net sales and net income from quarter to quarter. Generally, the first fiscal quarter is seasonally weaker than the other quarters as a result of plant shutdowns for maintenance at most of the Company's foundries as well as at many customers' plants. In addition, the Company's operating results may be adversely affected in fiscal quarters immediately following the consummation of an acquisition while the operations of the acquired business are integrated into the operations of the Company.

     The following table presents selected unaudited supplemental quarterly results for fiscal 1996 and fiscal 1997.


                                                                      FISCAL 1996              FISCAL 1997
                                                                     QUARTERS ENDED           QUARTERS ENDED
                           SEPT.         DEC.        MAR.          JUNE          SEPT.        DEC.        MAR.      JUNE
                                            (unaudited)                                          (unaudited)
                                                       (In thousands, except per share data)
Net Sales........          $36,987       $40,683     $52,330       $55,081       $48,998     $61,622      $66,313   $68,836
Gross Profit.....            5,755         4,846       7,852        10,016         6,641      10,111       11,976    13,655
Other Income(1)...           9,768           513           1        16,675            --          --           --        --
Operating Income.....       11,811         1,264       3,618        21,766         2,238       4,963        5,794     7,197
Net Income...........      $ 6,845        $  332     $ 1,463       $12,686       $   941     $ 2,371       $2,862    $3,554
                           =======        ======     =======       =======       =======     =======       ======    ======
Net Income Per Share.....  $  1.24        $ 0.06     $  0.27       $  2.29       $  0.17     $  0.43        $0.51    $ 0.54
                           =======        ======     =======       =======       =======     =======       ======    ======
Net Income Per
 Share Excluding
 Other Income(1).........  $  0.15        $ 0.00     $  0.27       $  0.50       $  0.17      $ 0.43        $0.51    $ 0.54
                           =======        ======     =======       =======       =======     =======       ======    ======
_______


(1) Other Income consists primarily of gains recorded by the Company from settlement of the business interruption and casualty and property damage resulting from the July 1993 Missouri River flood. The
    Company's fiscal 1996 quarters ended September, December, March and June include gains from these recoveries of $9.9, $0.7, $0.0 and $16.7 million, respectively.



NEW ACCOUNTING STANDARDS

     For a discussion of new accounting standards, see Note 1 of the Company's Notes to Consolidated Financial Statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK

     Not applicable.


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


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                     PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders, dated September 26, 1997, to be filed pursuant to Regulation 14A. The required information as to executive officers is set forth in Part I hereof.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders, dated September 26, 1997, to be filed pursuant to Regulation 14A.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1997 Annual Meeting of
Stockholders, dated September 26, 1997, to be filed pursuant to Regulation 14A.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders, dated September 26, 1997, to be filed pursuant to Regulation 14A.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

                                                                  Page
                                                                 Number

     (a)  Documents list

          (1) The following financial statements are included in Part II
              Item 8:

              Report of Independent Accountants                    F-2

              Consolidated Balance Sheets at
                 June 30, 1996 and 1997                            F-3

              Consolidated Statements of Income for the Years      F-5
                 Ended June 30, 1995, 1996 and 1997

              Consolidated Statements of Stockholders' Equity      F-6
                 For the Years Ended June 30, 1995, 1996 and 1997

              Consolidated Statements of Cash Flows For the Years  F-7
                 Ended June 30, 1995, 1996 and 1997

              Notes to Consolidated Financial Statements           F-8

          (2) No Financial Statement Schedules are required to be filed.


          (3) List of Exhibits:

              Exhibits required by Item 601 of Regulation S-K are listed in the
              Exhibit Index which is incorporated herein by reference.


     (b)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

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


                                   ATCHISON CASTING CORPORATION
                                   (Registrant)

                                   By: /s/ Hugh H. Aiken
                                       ---------------------
                                       Hugh H. Aiken
                                       Principal Executive Officer



Dated:  September 4, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dated indicated:

          Signature           Title                              Date

  /s/ Hugh H. Aiken        Chairman of the Board,           September 4, 1997
      Hugh H. Aiken        President, Chief Executive
                           Officer and Director
                           (Principal Executive Officer)


  /s/ Stuart Z. Uram       Director                         September 4, 1997
      Stuart Z. Uram


  /s/ David L. Belluck     Director                         September 4, 1997
      David L. Belluck


      Ray H. Witt          Director


  /s/ John O. Whitney      Director                         September 4, 1997
    John O. Whitney

  /s/ Kevin T. McDermed    Vice President, Chief            September 4, 1997
      Kevin T. McDermed    Financial Officer, Treasurer
                           and Secretary
                           (Principal Financial Officer
                           and Principal Accounting
                           Officer)

ATCHISON CASTING
CORPORATION AND
SUBSIDIARIES


CONSOLIDATED FINANCIAL STATEMENTS AS OF
AND FOR THE YEARS ENDED JUNE 30, 1995,
1996 AND 1997, AND INDEPENDENT AUDITORS' REPORT

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------

                                                                          PAGE

Independent Auditors' Report                                               F-2

Consolidated Balance Sheets - June 30, 1996 and 1997                       F-3

Consolidated Statements of Income - Years Ended June 30, 1995, 1996
  and 1997                                                                 F-5

Consolidated Statements of Stockholders' Equity - Years Ended
  June 30, 1995, 1996 and 1997                                             F-6

Consolidated Statements of Cash Flows - Years Ended June 30, 1995,
  1996 and 1997                                                            F-7

Notes to Consolidated Financial Statements                                 F-8

INDEPENDENT AUDITORS' REPORT


Board of Directors of
 Atchison Casting Corporation
Atchison, Kansas

We have audited the accompanying consolidated balance sheets of Atchison Casting Corporation and subsidiaries (the "Company") as of June 30, 1996 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
    Deloitte & Touche LLP


Kansas City, Missouri
August 14, 1997

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND 1997
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

- --------------------------------------------------------------------------------
ASSETS                                                       1996           1997

CURRENT ASSETS:
  Cash and cash equivalents                              $  7,731    $  19,819
  Customer accounts receivable, net of allowance for
     doubtful accounts of $295 and $381 at
     June 30, 1996 and 1997                                32,224       40,310

  Inventories                                              24,357       30,867
  Deferred income taxes                                     1,985        1,501
  Other current assets                                      1,968        2,336
                                                          -------     --------
           Total current assets                            68,265       94,833

PROPERTY, PLANT AND EQUIPMENT, Net                         72,160       93,116

INTANGIBLE ASSETS, Net                                     18,441       21,866

DEFERRED CHARGES, Net                                         440          525

OTHER ASSETS                                                2,878        3,068
                                                       ----------   ----------
TOTAL                                                  $  162,184   $  213,408
                                                       ==========   ==========

See notes to consolidated financial statements.

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND 1997
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
- -------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                         1996        1997

CURRENT LIABILITIES:
  Accounts payable                                       $  8,483    $  11,530
  Accrued expenses                                         22,583       25,145
  Current maturities of long-term obligations                 780          927
                                                          -------    ---------
          Total current liabilities                        31,846       37,602

LONG-TERM OBLIGATIONS                                      34,655       27,758

DEFERRED INCOME TAXES                                      12,686       16,349

OTHER LONG-TERM OBLIGATIONS                                 1,207        1,243

EXCESS OF FAIR VALUE OF ACQUIRED NET ASSETS OVER
  COST, Net                                                   922          633

POSTRETIREMENT OBLIGATION OTHER
  THAN PENSION                                              5,414        5,844

MINORITY INTEREST IN SUBSIDIARIES                             800        1,248

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 2,000,000 authorized
    shares; no shares issued and outstanding
  Common stock, $.01 par value, 19,300,000 authorized
    shares; 5,528,912 and 8,146,715 shares issued
    and outstanding in 1996 and 1997, respectively             56           81
  Class A common stock (non-voting), $.01 par
    value, 700,000 authorized shares; no shares
    issued and outstanding
  Additional paid-in capital                               42,159       80,342
  Retained earnings                                        32,712       42,440
  Minimum pension liability adjustment                       (293)
  Accumulated foreign currency translation adjustment          20         (132)
  Common stock held in treasury, 36,002
    shares in 1996 and 1997, at cost                       -------    --------

           Total stockholders' equity                      74,654      122,731
                                                       ----------   ----------
TOTAL                                                  $  162,184   $  213,408
                                                       ==========   ==========

See notes to consolidated financial statements.

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 1995, 1996 AND 1997
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                           1995          1996          1997
                                                       ----------     ---------    ----------
NET SALES                                              $  141,579     $  185,081   $  245,769

COST OF GOODS SOLD                                        115,458        156,612      203,386
                                                        ---------      ---------    ---------
GROSS PROFIT                                               26,121         28,469       42,383

OPERATING EXPENSES:
  Selling, general and administrative                      13,058         15,459       21,559
  Amortization of intangibles                               1,392          1,508          632
  Other income                                             (6,370)       (26,957)
                                                        ---------      ---------    ---------
     Total operating expenses                               8,080         (9,990)      22,191
                                                        ---------      ---------    ---------
OPERATING INCOME                                           18,041         38,459       20,192

INTEREST EXPENSE                                            2,326          2,845        3,227

MINORITY INTEREST IN NET INCOME OF
  SUBSIDIARIES                                                280            225          270
                                                        ---------      ---------    ---------
INCOME BEFORE INCOME TAXES                                 15,435         35,389       16,695

INCOME TAXES                                                5,971         14,063        6,967
                                                        ---------      ---------    ---------

NET INCOME                                               $  9,464      $  21,326     $  9,728
                                                        =========      =========     ========

NET INCOME PER COMMON AND
  EQUIVALENT SHARES                                      $  1.73       $    3.87     $   1.67
                                                        =========      =========     ========
WEIGHTED AVERAGE NUMBER OF COMMON
   AND EQUIVALENT SHARES OUTSTANDING                    5,477,881      5,516,597    5,830,695
                                                        =========      =========    =========

See notes to consolidated financial statements.

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1995, 1996 AND 1997
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
- ------------------------------------------------------------------------------

                                                                                    MINIMUM         FOREIGN
                                                         ADDITIONAL                  PENSION        CURRENCY
                                             COMMON       PAID-IN       RETAINED     LIABILITY     TRANSLATION
                                             STOCK        CAPITAL       EARNINGS    ADJUSTMENT     ADJUSTMENT      TOTAL
Balance, July 1, 1994                       $  55      $  41,019       $  1,922     $  (313)                      $  42,683
  Issuance of 11,754 shares                                  154                                                        154
  Issuance of 26,895 shares for
    purchase of subsidiary                                   450                                                        450
  Conversion of 19,629 shares of
    Class A common stock to common stock
  Minimum pension liability adjustment,
    net of income tax benefit of $38                                                    (62)                            (62)
  Purchase of 30,823 nonvested shares
    under Stock Restriction Agreement
  Foreign currency translation adjustment
    of investment in subsidiary                                                                       $  9                9
  Net income                                                              9,464                                       9,464
                                        ---------  -------------  -------------  -----------  -----------------  ----------

Balance, June 30, 1995                         55         41,623         11,386       (375)              9           52,698
  Issuance of 34,333 shares                     1            402                                                        403
  Exercise of stock options (10,000 shares)                  134                                                        134
  Minimum pension liability adjustment,
    net of income tax expense of $59                                                     82                              82
  Purchase of 5,179 nonvested shares
    under Stock Restriction Agreement
  Foreign currency translation adjustment
    of investment in subsidiary                                                                             11                11
  Net income                                                             21,326                                      21,326

                                        ---------  -------------  -------------  -----------  -----------------  ----------
Balance June 30, 1996                          56         42,159         32,712        (293)             20          74,654
  Issuance of  2,610,203 shares                25         38,080                                                     38,105
  Exercise of stock options (7,600 shares)                   103                                                        103
  Foreign currency translation
    adjustment of investment in subsidiary                                                             (152)           (152)
  Minimum pension liability adjustment,
    net of income tax expense of $187                                                   293                             293
  Net income                                                              9,728                                       9,728

                                        ---------  -------------  -------------  -----------  -----------------  ----------
Balance June 30, 1997                       $  81      $  80,342      $  42,440        $             $  (132)    $  122,731
                                        ---------  -------------  -------------  -----------  -----------------  ----------
                                        ---------  -------------  -------------  -----------  -----------------  ----------

See notes to consolidated financial statements

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1995, 1996 AND 1997
(DOLLARS IN THOUSANDS)

                                                           1995         1996            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $  9,464      $  21,326     $  9,728
  Adjustments to reconcile net income to net cash from
    operating activities:
    Depreciation and amortization                           6,067          7,411        8,667
    Minority interest in net income of subsidiaries           280            225          270
    (Gain) loss on disposal of capital assets                 (50)             8           54
    Accretion of long-term obligation discount                160            161
    Deferred income taxes                                   1,551          7,918        1,816
    Changes in assets and liabilities:
      Receivables                                           2,350         (8,286)        (349)
      Insurance receivable                                 (6,137)         6,137
      Inventories                                          (7,168)         1,614        1,231
      Other current assets                                   (177)          (715)         205
      Accounts payable                                      1,697         (1,480)         190
      Accrued expenses                                      7,344          2,073           23
      Postretirement obligation other than pension            162            209          430
      Other                                                    31              9           36
                                                          -------       ---------      --------
           Cash provided by operating activities           15,574         36,610       22,301
                                                          -------       ---------      --------
CASH FLOWS FROM  INVESTING ACTIVITIES:
  Capital expenditures                                    (12,837)       (12,740)     (13,852)
  Proceeds from sale of capital assets                         57              8           38
  Payment for purchase of net assets of subsidiaries,     (13,327)       (13,251)     (27,698)
    net of cash acquired
  Assets held for resale                                   (1,566)          (274)         840
  Advances under subordinated note receivable                                            (800)
  Payment for investments in unconsolidated subsidiaries                    (330)        (330)
                                                          -------       ---------      --------
           Cash used in investing activities              (27,673)       (26,587)     (41,802)
                                                          -------       ---------      --------

CASH FLOWS FROM  FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of costs        154            537       38,208
  Proceeds from sale of minority interest in subsidiaries      84             63          178
  Proceeds from issuance of long-term obligations          33,231          5,309        1,293
  Payments on long-term obligations                       (21,026)        (2,646)      (1,343)
  Capitalized financing costs paid                           (221)          (283)        (214)
  Net repayments under revolving loan note                                (6,031)      (6,521)
                                                          -------       ---------      --------

        Cash provided by (used in) financing activities    12,222         (3,051)      31,601
                                                          -------       ---------      --------

EFFECT OF EXCHANGE RATE ON CASH                                (2)                        (12)

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                 121          6,972       12,088

CASH AND CASH EQUIVALENTS, Beginning of period                638            759        7,731
                                                          -------       ---------      --------
CASH AND CASH EQUIVALENTS, End of period                   $  759       $  7,731    $  19,819
                                                          -------       ---------      --------
                                                          -------       ---------      --------

See notes to consolidated financial statements

                                                   F-7

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1995, 1996 AND 1997
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
- ------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   NATURE OF OPERATIONS - Atchison Casting Corporation and subsidiaries ("ACC" or the "Company") was organized in 1991 for the purpose of becoming a broad based foundry company producing iron, steel and non-ferrous castings ranging from one pound to 120,000 pounds. A majority of the Company's sales are to U.S. customers, however, the Company also has sales to Canadian and other foreign customers.

   PERVASIVENESS OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   BASIS OF PRESENTATION - The consolidated financial statements present the financial position of the Company ("ACC") and its subsidiaries, Amite Foundry and Machine, Inc. ("AFM"), Prospect Foundry, Inc. ("Prospect Foundry"), Quaker Alloy, Inc. ("Quaker"), Canadian Steel Foundries, Ltd. ("Canadian Steel"), Kramer International, Inc. ("Kramer"), Empire Steel Castings, Inc. ("Empire"), La Grange Foundry Inc. ("La Grange Foundry"), The G&C Foundry Company ("G&C"), Los Angeles Die Casting Inc. ("LA Die Casting"), Canada Alloy Castings, Ltd. ("Canada Alloy"), Pennsylvania Steel Foundry & Machine Company ("Pennsylvania Steel") and Jahn Foundry Corp. ("Jahn Foundry"). AFM, Kramer, Empire, La Grange Foundry, Canada Alloy, Pennsylvania Steel and Jahn Foundry are wholly owned subsidiaries. The Company owns 90.9%, 95.7%, 90.2%, 92.0% and 90.7% of the outstanding capital stock of Prospect Foundry, Quaker, Canadian Steel, G&C and LA Die Casting, respectively. All significant intercompany accounts and balances have been eliminated.

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

   RECEIVABLES - Approximately 28%, 21% and 17% of the Company's business in 1995, 1996 and 1997, respectively, was with two major customers in the locomotive and general industrial markets. As of June 30, 1996 and 1997, 19% and 15%, respectively, of accounts receivable were with these two major customers. The Company generally does not require collateral or other security on accounts receivable. Credit risk is controlled through credit approvals, limits and monitoring procedures.

   INVENTORY - Approximately 26% of the Company's inventory is valued at the lower of cost, determined on the last-in, first-out ("LIFO") method, or market. The remaining inventory is valued at the lower of cost, determined on the first-in, first-out ("FIFO") method, or market.

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

   In order to support claims for workers' compensation benefits, at June 30, 1997 the Company has letters of credit aggregating $3,495 and a certificate of deposit of $200.

   INCOME TAXES - Deferred income taxes are provided on temporary differences between the financial statements and tax basis of the Company's assets and liabilities in accordance with the liability method.

   EARNINGS PER SHARE - Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding.

   STOCK PLANS - The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, in October 1995. SFAS No. 123 allows companies to continue under the approach set forth in Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, for recognizing stock-based compensation expense in the financial statements, but encourages companies to adopt provisions of SFAS No. 123 based on the estimated fair value of employee stock options. Companies electing to retain the approach under APB No. 25 are required to disclose pro forma net income and net income per share in the notes to the financial statements, as if they had adopted the fair value accounting method under SFAS No. 123. The Company has elected to retain its current accounting approach under APB No. 25.

   NEW ACCOUNTING STANDARDS - In February 1997, the FASB issued SFAS No. 128, EARNINGS PER SHARE (SFAS No. 128), effective for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic earnings per share and diluted earnings per share on the face of the income statement, and a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation in the notes to the financial statements. The Company will adopt SFAS No. 128 effective for the year ended June 30, 1998.

   In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management has not completed their evaluation of the impact of SFAS No. 131 on the financial statements footnote disclosure.

2. ACQUISITIONS

   On December 14, 1995, the Company purchased certain assets of the La Grange, Missouri foundry operations of Gardner Denver Machinery, Incorporated for $5,187 in cash and $103 of related expenses. La Grange Foundry produces gray and ductile iron castings for the industrial compressor and pump markets, among others. The Company financed this transaction with funds available under its revolving credit facility.

   On March 11, 1996, the Company purchased all of the outstanding capital stock of G&C for $9,620 in cash, the assumption of $2,000 of change of control benefits, the assumption of $524 of outstanding indebtedness and $119 of related expenses. ACC subsequently issued 8% of the acquired G&C stock to G&C management. The difference between the fair market value of the minority interest, as estimated by the Company's management, and the consideration paid by G&C management, was not material. G&C, located in Sandusky, Ohio, is a foundry that produces gray and ductile iron castings, principally used in hydraulic applications. The Company financed this transaction with funds available under its revolving credit facility.

   On October 1, 1996, the Company purchased all of the outstanding capital stock of LA Die Casting, a California corporation, for $8,753 in cash and $221 of related expenses. ACC subsequently issued 9.3% of the acquired LA Die Casting stock to LA Die Casting management. The difference between the fair market value of the minority interest, as estimated by the Company's management, and the consideration paid by LA Die Casting management, was not material. LA Die Casting, located in Los Angeles, California, produces precision aluminum and zinc die castings for the computer, communications and recreation industries. The Company financed this transaction with funds available under its revolving credit facility.

   On October 26, 1996, the Company purchased all of the outstanding capital stock of Canada Alloy for $4,421(U.S.) in cash and $36 of related expenses. Canada Alloy, located in Kitchener, Ontario, produces stainless, carbon and alloy steel castings for a variety of markets, including power generation equipment, pulp and paper machinery, pumps and valves. The Company financed this transaction with funds available under its revolving credit facility.

   On October 31, 1996, the Company purchased all of the outstanding capital stock of Pennsylvania Steel, a Pennsylvania corporation, for $8,170 in cash and $24 of related expenses. Pennsylvania Steel, located in Hamburg, Pennsylvania, produces carbon and stainless steel castings for the power generation, valve, pump and other industrial equipment markets. The Company financed this transaction with funds available under its revolving credit facility.

   On February 14, 1997, the Company purchased all of the outstanding capital stock of Jahn Foundry, a Massachusetts corporation, for $5,900 in cash and $315 of related expenses. Jahn Foundry, located in Springfield, Massachusetts, produces gray iron castings for the automotive, air conditioning and agricultural markets. The Company financed this transaction with funds available under its revolving credit facility.

   The acquisitions have been accounted for by the purchase method of accounting, and accordingly, the purchase price including the related acquisition expenses has been allocated to the assets acquired based on the estimated fair values at the date of the acquisitions. For the G&C and LA Die Casting acquisitions, the excess of purchase price over estimated fair values of the net assets acquired has been included in "Intangible Assets, net" on the Consolidated Balance Sheets. For the La Grange Foundry, Canada Alloy, Pennsylvania Steel and Jahn Foundry acquisitions, the fair value of the net assets acquired exceeded the purchase price. Accordingly, the excess fair value was subtracted from identifiable long-term assets ratably based on their relative fair values as a percentage of total long-term assets.

   The estimated fair values of assets and liabilities acquired in the 1995, 1996 and 1997 acquisitions, are summarized as follows:



                                                             1995           1996         1997
Cash                                                        $  49       $  1,778       $  142
Customer accounts receivable                                6,421          1,791        7,835
Inventories                                                 5,699          2,557        7,799
Property, plant and equipment                               2,623          7,825       15,872
Intangible assets, primarily goodwill                       6,444          4,779        4,336
Other assets                                                  338            206          737
Accounts payable and accrued expenses                      (6,543)        (1,529)      (5,535)
Deferred income taxes                                         389            247       (2,141)
Other long-term obligations                                (1,594)          (101)        (705)
Long-term obligations                                                     (2,524)        (500)
                                                        ----------    -----------   ----------
                                                           13,826         15,029       27,840

Stock issued                                                 (450)
Cash acquired                                                 (49)        (1,778)        (142)
                                                        ----------     ----------   ----------
Cash used in acquisitions                               $  13,327      $  13,251    $  27,698
                                                        ==========     ==========   ==========

   The operating results of these acquisitions are included in ACC's Consolidated Statements of Income from the dates of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions occurred at July 1, 1995, after giving effect to certain adjustments, including amortization of goodwill, interest expense on the acquisition debt and related income tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or of results which may occur in the future.

                                             1996            1997
                                                 (UNAUDITED)

Net sales                                $  254,399      $  267,006
Net income                                   21,342          10,152
Net income per common and equivalent shares    3.87            1.74



3. INVENTORIES


 1996           1997

Raw materials                              $  3,589        $  5,186
Work-in-process                              16,677          17,540
Finished goods                                1,455           3,967
Deferred supplies                             2,636           4,174
                                          ----------      ----------
                                          $  24,357       $  30,867
                                          =========       ==========


   Inventories as of June 30, 1996 and 1997 would have been higher by $642 and $326, respectively, had the Company used the first-in, first-out method of valuing those inventories valued using the last-in, first-out method.

4. PROPERTY, PLANT AND EQUIPMENT




                                                LIVES
                                              (IN YEARS)   1996           1997

Land                                                     $  1,822     $  3,584
Improvements to land                            12-15       2,109        2,695
Buildings and improvements                       35        14,088       22,553
Machinery and equipment                         5-14       59,541       75,341
Automobiles and trucks                           3            428        1,261
Office furniture, fixtures and equipment        5-10        1,798        3,141
Tooling and patterns                            1.5-6       3,186        3,579
                                                         --------     --------
                                                           82,972      112,154
Less accumulated depreciation                              17,179       24,994
                                                         --------      -------
                                                           65,793       87,160
Construction in progress                                    5,169        5,437
Unexpended bond funds                                       1,198          519
                                                        ---------    ---------
                                                        $  72,160    $  93,116
                                                        =========    =========


   Depreciation expense was $4,304, $5,745 and $7,903 for the years ended June 30, 1995, 1996 and 1997, respectively.

5. INTANGIBLE ASSETS


                                           LIVES
                                        (IN YEARS)        1996           1997

Goodwill                                    25        $  19,578      $  23,914
Less accumulated amortization                             1,137          2,048
                                                      ---------      ---------
                                                      $  18,441      $  21,866
                                                      =========      =========


   Amortization expense was $1,790, $1,744 and $911 for the years ended June 30, 1995, 1996 and 1997, respectively.

6. DEFERRED CHARGES




                                          LIVES
                                        (IN YEARS)          1996        1997

Capitalized financing costs               3 to 10         $  572       $  786
Less accumulated amortization                                132          261
                                                          ------       ------
                                                          $  440       $  525
                                                          ======       ======




   Amortization of such costs was $139, $158 and $129 for the years ended June 30, 1995, 1996 and 1997, respectively, of which $46, $69 and $129, respectively, is included in interest expense.

   On March 8, 1996, the Company and Harris Trust and Savings Bank ("Harris") entered into the First Amendment to the Credit Agreement (the "Credit Agreement") dated July 24, 1994 providing for an increase in unsecured loans from $20,000 to $40,000 and an increase in permitted subsidiary indebtedness from $2,500 to $5,500. In connection with this amendment, $150 of financing costs were capitalized and are being amortized over the remaining two and one-half year term of the Credit Agreement.

   On May 1, 1996, the Company's La Grange Foundry subsidiary entered into a Loan Agreement with the Missouri Development Finance Board (the "Board"), providing for a loan of $5,100 to La Grange using the proceeds of the Board's Industrial Development Revenue Bonds, Series 1996 (La Grange Foundry Inc. Project). The Loan Agreement terminates on November 1, 2011. In connection with this loan agreement, $133 of financing costs were capitalized and are being amortized over ten years.

   On May 12, 1997, the Company and Harris entered into the First Amendment to the Credit Agreement dated May 24, 1996 providing for an increase in unsecured loans from $40 million to $60 million and an extension of the maturity date to July 29, 2000. In connection with this amendment, $214 of financing costs were capitalized and are being amortized over three years.

7. ACCRUED EXPENSES


                                                            1996         1997

Payroll, vacation and other compensation                 $  5,560     $  6,425
Accrued pension liability                                   2,131        1,822
Advances from customers                                     1,194          913
Reserve for flood repairs                                   6,946        6,773
Reserve for workers' compensation and employee
  health care                                               3,128        3,884
Income taxes payable                                          535        1,442
Taxes other than income                                       385          584
Interest payable                                              800          740
Other                                                       1,904        2,562
                                                         --------     --------
                                                         $ 22,583     $ 25,145
                                                         ========     ========


8. LONG-TERM OBLIGATIONS

   On July 29, 1994, the Company issued to an insurance company $20 million aggregate principal amount of unsecured, senior notes. The notes have an average maturity of seven years and bear interest at a fixed rate of 8.44% per year.

   Concurrently, with the sale of the senior notes, the Company entered into a credit agreement with Harris providing for unsecured loans of up to $20 million in a three year revolving credit facility. Loans under the revolving credit facility will bear interest at fluctuating rates of either (i) the bank's corporate base rate or (ii) LIBOR plus 1.75% subject, in the case of the LIBOR rate option, to reduction of up to 0.50% (50 basis points) if certain financial ratios are met. Loans under this revolving credit facility may be used for general corporate purposes and approved investments.

   On March 8, 1996, the Company and Harris entered into the First Amendment to the Credit Agreement providing for an increase in unsecured loans from $20 million to $40 million and an increase in permitted subsidiary indebtedness from $2,500 to $5,500.

   On May 1, 1996, the Company's La Grange Foundry subsidiary entered into a Loan Agreement with the Board, providing for a loan of $5,100 to La Grange Foundry using the proceeds of the Board's Industrial Development Revenue Bonds, Series 1996 (La Grange Foundry Inc. Project). Loans under the Loan Agreement will bear interest at rates that fluctuate weekly based upon the then-prevailing market rates for such securities. Loans under this Loan Agreement were used to finance the costs of acquiring, and will be used to finance the costs of reconstructing, improving and equipping certain additions and improvements to the Company's La Grange Foundry manufacturing facilities. The Loan Agreement terminates on November 1, 2011.

   On May 24, 1996, the Company entered into a new credit agreement with Harris providing for unsecured loans of up to $40 million in a revolving credit facility terminating on July 29, 1998. Loans under this revolving credit facility will bear interest at fluctuating rates of either (i) the bank's corporate base rate or (ii) LIBOR plus 1.50% subject, in the case of the LIBOR rate option, to a reduction of up to 0.50% (50 basis points) if certain financial ratios are met. Loans under this revolving credit facility may be used for general corporate purposes, acquisitions and approved investments.

   On May 12, 1997, the Company and Harris entered into the First Amendment to the Credit Agreement providing for an increase in unsecured loans from $40 million to $60 million and an extension of the maturity date to July 29, 2000. At June 30, 1997, $50.6 million was available for borrowing under this facility after consideration of letters of credit of $9.4 million. Amounts are outstanding as follows as of June 30:


                                                                      1996           1997
Unsecured, senior notes with an insurance company,
  maturing on July 30, 2004 and bearing interest at a
 fixed rate of 8.44% per year                                       $  20,000    $  20,000
Unsecured, revolving credit facility with Harris,
  maturing on July 29, 2000, bearing interest at 8.25% (Prime)          7,200
Term loan between G&C and the Ohio Department of
  Development, secured by certain assets of G&C,
  maturing on June 1, 1999, bearing interest at 5.0%                       95           64
Term loan between G&C and OES Capital,
  Incorporated (assignee of loan agreement with Ohio
  Air Quality Development Authority), secured by
  certain assets of G&C, maturing on December 31,
  2006, bearing interest at 6.5%                                        1,707        2,854
Change of Control Benefits to be paid by G&C
  pursuant to certain Employment Agreements and
  a Change of Control Agreement, maturing on
  June 11, 1998, non interest bearing                                   1,333          667
Term loan between La Grange Foundry and the Missouri
  Development Finance Board, secured by a letter
  of credit, maturing on November 1, 2011 bearing
  interest at 3.69% and 4.38%, respectively                             5,100        5,100
                                                                   -----------   ----------
                                                                       35,435       28,685
Less current maturities                                                   780          927
                                                                   -----------   ----------
Total long-term obligations                                         $  34,655    $  27,758
                                                                   ===========   ==========

   The credit agreement with Harris and a note purchase agreement with an insurance company limit the Company's ability to pay dividends in any fiscal year to an amount not more than 25% of net earnings in the preceding fiscal year.

   The amounts of long-term obligations outstanding as of June 30, 1997 mature as follows:


      1998                                                    $   927
      1999                                                      3,136
      2000                                                      3,119
      2001                                                      3,136
      2002                                                      3,155
      Thereafter                                               15,212
                                                             --------
                                                              $28,685
                                                            =========

The amounts of interest expense for the years ended June 30, 1995, 1996 and 1997 consisted of the following:

                                                             1995         1996         1997

Senior notes with an insurance company                   $  1,544       $  1,688     $  1,688
Credit facility with Harris                                   576            902        1,236
Subordinated promissory note payable to Rockwell              160            161
Amortization of deferred charges                               46             69          129
Other                                                                         25          174
                                                         --------       --------     --------
                                                         $  2,326       $  2,845     $  3,227
                                                         ========       ========     ========

9. INCOME TAXES

Income taxes for the years ended June 30, 1995, 1996 and 1997 are comprised of the following:




                                                            1995          1996         1997
Current expense/(benefit):
  Federal                                                $  3,169       $  4,972     $  3,601
  State and local                                             943          1,376          867
  Foreign                                                     308           (203)         683
                                                         --------       --------     --------
                                                            4,420          6,145        5,151

Deferred expense                                            1,551          7,918        1,816
                                                         --------       --------     --------

                                                         $  5,971      $  14,063     $  6,967
                                                         ========      =========     ========





                                                            1995          1996         1997
Items giving rise to the provision for deferred
 income taxes:
  Postretirement benefits                                $   (187)       $  (145)      $ (167)
  Accrued liabilities                                         (56)           160          350
  Net operating loss carryforwards                            577                        (190)
  Pension costs                                               (20)            16          (53)
  Alternative minimum tax credit carryforward               1,264            724
  Flood wall capitalization                                                   36
  Deferred gain on flood proceeds                                          5,898          560
  Depreciation and amortization                               753          1,003          978
  Inventory                                                  (231)            56          406
  Minimum pension liability                                    33            (70)
  Valuation allowance                                                                     190
  All other                                                  (582)            240        (258)
                                                         --------        --------    --------
                                                         $  1,551        $  7,918    $  1,816
                                                         ========        ========    =========


Following is a reconciliation between the total income taxes and the amount computed by multiplying income before income taxes by the statutory federal income tax rate:



                                                      1995                          1996                          1997
                                             ---------------------         ---------------------         ---------------------
                                             AMOUNT              %         AMOUNT              %         AMOUNT              %
Computed expected
  federal income tax
  expense                                    $  5,248             34.0    $  12,465             35.0     $  5,938             35.0
State income taxes,
  net of federal benefit                          624              4.1        1,498              4.2          717              4.2
Permanent differences                             182              1.1          337              0.9          310              1.8
Other                                             (83)            (0.5)        (237)            (0.6)           2
                                             --------             ----    ----------       ---------     --------           ------
                                             $  5,971             38.7    $  14,063             39.5     $  6,967             41.0
                                             ========             ====    =========        =========     ========           ======


   Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred income taxes as of June 30, 1996 and 1997 are comprised of the following:


                                                          1996           1997
Deferred tax assets:
  Postretirement benefits                                $  1,988     $  2,155
  Accrued liabilities                                       1,900        1,539
  Net operating loss carryforwards                                         472
  Pension costs                                               882          964
  Valuation allowance                                                     (472)
  Flood wall capitalization                                   429          429
  Other                                                       520           22
                                                      -----------   -----------
                                                            5,719        5,109

Deferred tax liabilities:
  Depreciation and amortization                             9,108       11,416
  Deferred gain on flood proceeds                           6,257        6,811
  Inventory                                                   808        1,585
  Minimum pension liability                                   240
  Capital start-up costs                                       66           41
  Discounted note                                              39           24
  Other                                                        81           80
                                                      -----------   -----------
                                                           16,599       19,957
                                                      -----------   -----------
                                                          (10,880)     (14,848)
Allocation to minimum pension liability adjustment            179
                                                      -----------   -----------
   Total                                              $  (10,701)   $  (14,848)
                                                      ==========    ===========

   SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 1996, no allowance has been recorded. As of June 30, 1997, an allowance of $472 has been recorded.

   United States income taxes have not been provided on $1,620 and $357 of cumulative undistributed earnings of Canadian Steel and Canada Alloy, respectively, because of the Company's intentions to reinvest these earnings. It is not practical to determine the unrecognized deferred tax liability that would be payable upon remittance of assets that represent those earnings. Such taxes, if ultimately paid, may be recoverable as foreign tax credits in the United States.


10.FAIR VALUE OF FINANCIAL INSTRUMENTS

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

   CASH, CUSTOMER ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE - The carrying amounts of these items are a reasonable estimate of their fair value.

   LONG-TERM OBLIGATIONS AND CURRENT MATURITIES OF LONG-TERM OBLIGATIONS - Based on the borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value approximates carrying value.

11.STOCKHOLDERS' EQUITY

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




                                          SHARES           PRICE RANGE
                                       UNDER OPTION         PER SHARE

Balance, June 30, 1994                    145,300          $  13.375

  Issued                                   31,000          14.500-14.75
  Surrendered                              (5,900)            13.375
                                          -------
Balance, June 30, 1995                    170,400          13.375-14.75

  Issued                                   45,800             14.125
  Surrendered                              (4,000)            13.375
                                          -------

Balance, June 30, 1996                    212,200          13.375-14.75

  Issued                                   33,533          15.75-19.125
  Exercised                                (7,600)         13.375-14.50
  Surrendered                              (8,134)         13.375-14.50
                                          -------

Balance, June 30, 1997                    229,999          13.375-19.125
                                          =======
Exercisable
  June 30, 1997                           157,466          $12.875-14.75
                                          =======


   At June 30, 1997, options to purchase 62,401 shares were authorized but not granted.

   The 1993 Atchison Casting Corporation Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors on August 10, 1993 and approved by the Company's stockholders on September 27, 1993. An aggregate of 400,000 shares of common stock were initially made available for purchase by employees upon the exercise of options under the Purchase Plan. On the first day of every option period (option periods are three-month periods beginning on January 1, April 1, July 1 or October 1 and ending on the next March 31, June 30, September 30 or December 31, respectively), each eligible employee is granted a nontransferable option to purchase common stock from the Company on the last day of the option period. As of the last day of an option period, employee contributions (authorized payroll deductions) during such option period will be used to purchase full and partial shares of common stock. The price for stock purchased under each option is 90% of the stock's fair market value on the first day or the last day of the option period, whichever is lower. During the years ended June 30, 1995, 1996 and 1997, 11,754, 34,333 and 11,179 common shares, respectively, were purchased by employees under the Purchase Plan. At June 30, 1997, 338,866 shares remained available for grant.

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




                                           SHARES              PRICE
                                         UNDER OPTION        PER SHARE

Balance, June 30, 1995                      50,000             13.375

Exercised                                  (10,000)            13.375
                                           -------
Balance, June 30, 1996                      40,000             13.375
                                           =======
Balance, June 30, 1997                      40,000             13.375
                                           =======


   Because the options granted on April 15, 1994, were subject to approval by the stockholders, they are reflected as 1995 grants. At June 30, 1997, options to purchase 50,000 shares were authorized but not granted.

   The Company applies APB No. 25 in accounting for its stock option plans, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the stock option plans been determined in accordance with the fair value accounting method prescribed under SFAS No. 123, the Company's net earnings per share on a pro forma basis would have been as follows:


                                        1996           1997
Net income:
    As reported                     $  21,326       $  9,728
    Pro forma                          21,129          9,353
Net income per share:
    As reported                          3.87           1.67
    Pro forma                            3.83           1.61




   The SFAS No. 123 fair value method of accounting is not required to be applied to options granted prior to July 1, 1995, therefore, the pro forma compensation cost may not be representative of that to be expected in future years. Compensation cost for 1997 includes options granted during a two-year period.

   For the purpose of computing the pro forma effects of stock option grants under the fair value accounting method, the fair value of each stock option grant was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during 1997 was $7.95. The following weighted average assumptions were used for grants during the period:

Risk-free interest rate                                 6.5%
Expected life                                       10 years
Expected volatility                                      15%
Dividend yield                                          -


12.PENSION PLANS

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

   Pension expense for the defined benefit plans is presented below.




                                      1995           1996           1997

Service costs                        $  594         $  717        $  929
Interest costs                        1,579          1,961         2,389
Actual return on net assets          (1,267)        (4,302)       (3,308)
Net deferral items                       20          2,559           810
                                     ------         ------       -------
                                     $  926         $  935        $  820
                                     ======         ======       =======

   The pension plans' assets (primarily U. S. Government securities, common stock and corporate bonds) are deposited with a bank. A comparison of projected benefit obligation and plan assets at fair value as of June 30, 1996 and 1997 is presented below:



                                                      1996                                               1997
                                      ------------------------------------             ---------------------------------------
                                       ASSETS EXCEED         ACCUMULATED                ASSETS EXCEED            ACCUMULATED
                                        ACCUMULATED            BENEFITS                  ACCUMULATED               BENEFITS
                                         BENEFITS            EXCEED ASSETS                 BENEFITS              EXCEED ASSETS
                                       --------------        -------------              --------------           -------------
Actuarial present value of:
  Vested benefit obligation             $   (8,653)           $  (15,102)               $  (27,221)              $  (5,295)
                                        ===========           ===========               ==========               =========
  Accumulated benefit
    obligation                          $   (9,371)           $  (15,564)               $  (28,120)              $  (5,509)
                                        ===========           ===========               ==========               =========

  Projected benefit obligation          $  (13,520)           $  (15,564)               $  (32,131)              $  (5,509)

  Plan assets at fair value                 10,829                14,506                    31,579                   4,782
                                         ---------             ----------                ----------               ---------
  Projected benefit obligation
    in excess of plan assets                (2,691)               (1,058)                     (552)                   (727)

  Unrecognized prior
    service costs                              129                   189                       118                      79

  Unrecognized net obligation                 (384)                  417                        (3)

  Unrecognized net (gain)/loss               2,272                   (44)                     (277)                   (152)

  Additional liability                                              (732)                                              (42)
                                         ---------             ----------                ----------               ---------

  Accrued pension liability                $  (674)            $  (1,228)                   $ (714)                $ (842)
                                        ===========           ===========               ==========               =========

The actuarial valuation was
  prepared assuming:
  Discount rate                                        7.25 %                   7.75 %
  Expected long-term rate of
    return on plan assets                              9.00 %                   9.00 %
  Salary increases per year                            5.00 %                   5.00 %


   In accordance with SFAS No. 87, the Company has recorded an additional minimum pension liability for underfunded plans of $732 and $42 at June 30, 1996 and 1997, respectively, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. A corresponding amount is recognized as an intangible asset except to the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligation, in which case the increase in liabilities is charged directly to stockholders' equity. For 1996 and 1997, $82 and $293 of the excess minimum pension liability, respectively, resulted in a credit to equity, net of income taxes of $59 and $187, respectively.

   In addition, the Company sponsors a defined contribution 401(k) benefit plan covering certain of its salaried employees who have attained age 21 and have completed one year of service. The Company matches 75% of employee contributions up to 8% of an employee's salary. Employees vest in the Company matching contributions after five years. The cost of the Company's contribution was $330, $429 and $452 for the years ended June 30, 1995, 1996 and 1997, respectively.

   The Company's subsidiaries, Prospect Foundry, LA Die Casting and Jahn Foundry contributed $206, $189, and $274 for the fiscal years ended June 30, 1995, 1996 and 1997, respectively, to multiemployer pension plans for employees covered by a collective bargaining agreement. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Information with respect to the Company's proportionate share of the excess of the actuarially computed value of vested benefits over the total of the pension plan's net assets is not available from the plan's administrators. The Multiemployer Pension Plan Amendments Act of 1980 (the "Act") significantly increased the pension responsibilities of participating employers. Under the provisions of the Act, if the plans terminate or the Company withdraws, the Company may be subject to a substantial "withdrawal liability." As of the date of the most current unaudited information submitted by the plan's administrators (December 31, 1996), no withdrawal liabilities exist.

   The Company also has various other profit sharing plans. Costs of such plans charged against earnings were $403, $878 and $553 for the years ended
   June 30, 1995, 1996 and 1997, respectively.

13.POSTRETIREMENT OBLIGATION OTHER THAN PENSION

   The Company provides certain health care and life insurance benefits to certain of its retired employees. SFAS No. 106, EMPLOYER'S ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS, requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The accumulated postretirement benefit obligation and the accrued postretirement benefit cost as of June 30, 1996 and 1997 is as follows:


                                                            1996       1997

Accumulated postretirement benefit obligation:
  Retirees                                                 $  874     $  1,231
  Fully eligible active plan participants                     864          742
  Other active plan participants                            4,069        4,428
                                                           ------     --------
                                                            5,807        6,401

Plan assets at fair value
                                                           ------     --------
Accumulated postretirement benefit obligation
  in excess of plan assets                                  5,807        6,401

Unrecognized net loss                                      (1,503)      (1,535)
Unrecognized prior service cost                             1,110          978
                                                           ------     --------
Accrued postretirement benefit cost                      $  5,414     $  5,844
                                                           ------     --------
                                                           ------     --------

   Net postretirement benefit cost for the years ended June 30, 1995, 1996 and 1997 consisted of the following components:



                                                           1995            1996         1997
Service cost - benefits earned during the year             $  180         $  223       $  289
Interest cost on accumulated postretirement
  benefit obligation                                          281            328          429
Amortization of prior service cost                           (132)          (132)         (69)
Amortization of loss                                                           7
                                                           ------         ------       -------
                                                           $  329         $  426       $  649
                                                           ======         ======       =======

   The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for pre-age 65 benefits as of June 30, 1997 was 9.1% decreasing each successive year until it reaches 6.0% in 2017, after which it remains constant. The assumed rate used for post-age 65 benefits was 8.6% decreasing each successive year until it reaches 6.0% in 2022. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of June 30, 1997 by approximately $963 (15.0%) and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year then ended by approximately $119 (16.6%). The assumed discount rate used in determining the accumulated postretirement obligation as of June 30, 1997 was 7.75%, and the assumed discount rate in determining the service cost and interest cost for the year ended June 30, 1997 was 7.5%.

14.OPERATING LEASES

   The Company leases certain buildings, equipment, automobiles and trucks, all accounted for as operating leases, on an as needed basis to fulfill general purposes. Total rental expense was $957, $544 and $657 for the years ended June 30, 1995, 1996 and 1997, respectively. Long-term, noncancellable operating leases having an initial or remaining term in excess of one year require minimum rental payments as follows:


       1998                                                     $  443
       1999                                                        114
       2000                                                         48
       2001                                                         12
       2002

15.MAJOR CUSTOMERS

   The Company's operations are conducted within one business segment and revenues attributable to foreign customers are not material. Net sales to and customer accounts receivable from major customers are as follows:


                                                               AMOUNT OF NET SALES
                                                       --------------------------------------
                                                           1995           1996        1997
                                                       -----------     ---------  -----------
Customer A                                              $  18,611      $  24,822    $  30,232
Customer B                                                 20,606         13,396       12,165
                                                       -----------     ---------  -----------
                                                        $  39,217      $  38,218    $  42,397
                                                       -----------     ---------  -----------
                                                       -----------     ---------  -----------


                                                              CUSTOMER
                                                               ACCOUNTS
                                                              RECEIVABLE
                                                         --------------------
                                                            1996        1997
                                                         ---------    ---------
Customer A                                               $  3,765     $  4,966
Customer B                                                  2,481          823
                                                         ---------    ---------

                                                         $  6,246     $  5,789
                                                         ---------    ---------
                                                         ---------    ---------



16.ADDITIONAL CASH FLOWS INFORMATION

                                                            1995          1996         1997
 Cash paid during the year for:
  Interest                                               $  1,611       $  2,728     $  3,346
  Income taxes                                              5,224          6,883        4,269
Supplemental schedule of noncash investing and financing
 activities:
  Minimum pension liability adjustment, net of income
    tax benefit (expense) of $38, ($59) and ($187),
    respectively, recorded to stockholders' equity             62            (82)        (293)
  Recording of other asset related to pension liability       (15)           (24)        (209)
  Recording of additional pension liability                   (85)           175          689
  Unexpended bond funds                                                    1,198         (679)
  Issuance of common stock in purchase of subsidiary          450


17.OTHER INCOME

   Other income in fiscal 1996 includes $11,087 of payments received by the Company from its insurance carrier in final settlement of the business interruption portion of the Company's insurance claim. Other income also includes $16,231 of payments received in the fourth quarter from the Company's insurance carrier in final settlement of the casualty and property damage portion of the Company's insurance claim. The Company's claim was a result of the July 1993 Missouri River flood. As of June 30, 1996 and 1997, the Company has recorded $6,946 and $6,773, respectively, in reserves against future repair expenses which have been classified as accrued expenses.

   Other income in fiscal 1995 includes $6,639 in partial payments by the Company's insurance carrier against the business interruption portion of the Company's insurance claim, which was filed as a result of the July 1993 Missouri River flood.

18.SUBSEQUENT EVENTS

   On July 1, 1997, ACC purchased the Beloit Castings Division ("BCD") from Beloit Corporation for $7.2 million in cash, subject to adjustment. BCD now operates under the name PrimeCast, Inc. ("PrimeCast"), as a subsidiary of ACC. PrimeCast is a group of four foundries in Beloit, WI and South Beloit IL, including two iron foundries, a steel foundry and a non-ferrous foundry, that produce castings for the paper-machinery, pump, valve, mining and construction markets.

                                    ******

                                 EXHIBIT INDEX




  Exhibit

   2.1 Stock Purchase Agreement dated as of February 28, 1996 by and among the stockholders of G&C, the Stockholders' Representative and the Company (incorporated by reference to Exhibit 2 of the Company's Current Report on Form 8-K dated March 25, 1996)

   3.1 Articles of Incorporation of Atchison Casting Corporation, A Kansas corporation (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

   3.2 By-Laws of Atchison Casting Corporation, a Kansas corporation (incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31,
         1994)

   4.0 Long-term debt instruments of the Company in amounts not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis will be furnished to the Commission upon request

   4.1(a)Credit Agreement dated as of May 24, 1996 by and among the Company, the banks party thereto and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996)

   4.1(b)First Amendment dated as of May 12, 1997 to Credit Agreement dated as of May 24, 1996 by and among the Company, the banks party thereto and Harris Trust and Savings Bank, as Agent (incorporated by reference to
         Exhibit 4.4(b) of Amendment No. 2 to Form S-2 Registration Statement No. 333-25157 filed May 19,1997)

   4.2(a)Note Purchase Agreement dated as of July 29, 1994 between the Company and Teachers Insurance and Annuity Association of America pursuant to which the Company's 8.44% Senior Notes due 2004 were issued (incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K for the year ended June 30, 1994)

   4.2(b)First Amendment dated as of March 8, 1996 to the Note Purchase
         Agreement dated July 29, 1994, between the Company and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated March 25, 1996)

   4.2(c)Second Amendment dated as of May 24, 1996 to the Note Purchase
         Agreement dated July 29, 1994, between the Company and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.2(c) of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996)

                                 EXHIBIT INDEX



  Exhibit

   4.3 Specimen stock certificate (incorporated by reference to Exhibit 4.3 of Amendment No. 2 to Form S-2 Registration Statement No. 333-25157 filed May 19, 1997)

  10.1(a)Employment Agreement between the Company and Hugh H. Aiken dated as of June 14, 1991 (incorporated by reference to Exhibit 10.1 of
         Form S-1 Registration Statement No. 33-67774 filed August 23, 1993)

  10.1(b)Amendment No. 1 dated as of September 27, 1993 to Employment
         Agreement between the Company and Hugh H. Aiken (incorporated by reference to Exhibit 10.1(b) of Amendment No. 1 to Form S-1 Registration Statement No. 33-67774 filed September 27, 1993)

  10.2 Atchison Casting 1993 Incentive Stock Plan (incorporated by reference to Exhibit 10.7 of Form S-1 Registration Statement No. 33-67774 filed August 23, 1993)

  10.3   Confidentiality and Noncompetition Agreements by and among the
         Company and    executive officers of the Company (incorporated by
         reference to Exhibit 10.8 of Form S-1 Registration Statement No. 33-67774 filed August 23, 1993)

  10.4 Atchison Casting Non-Employee Director Option Plan (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended June 30, 1994)

  10.5 Letter Agreement dated January 3, 1995 between James Stott and the Company (incorporated by reference to Exhibit 10.1 of the Company's quarterly Report on Form 10-Q for the quarter ended December 31,
         1994)

  10.6   Stock Option Agreement dated February 1, 1995 by and between Edward
         J. Crowley, Rhoda, Stoudt & Bradley Law Offices and the Company (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

  10.7 Employment Agreement dated February 1, 1995 by and between Edward J. Crowley, Empire Steel Castings, Inc. and the Company (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

  10.8 Employment Incentive Stock Agreement dated as of April 1, 1994 by and between Prospect Foundry, Inc., Atchison Casting Corporation and Richard J. Sitarz (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

                                 EXHIBIT INDEX



  Exhibit

  10.9 Plan for conversion of subsidiary stock to Atchison Casting Corporation stock(incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

  10.10 Purchase and Sale Agreement dated as of December 30, 1996 by and among Kramer, James Stott and David Jungen (incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996)

  10.11 Intermediary Fee Agreement between Riverside Partners, Inc. and the Company dated February 17, 1997 (incorporated by reference to Exhibit
         10.16 of Form S-2 Registration Statement No. 333-25157 filed May 19,
         1997)

  10.12 Employment Agreement dated as of February 23, 1996 by and between G&C and Charles T. Carroll (incorporated by reference to Exhibit 10.17 of Amendment No. 2 to Form S-2 Registration Statement No. 333-25157 filed May 19, 1997)

  21.1   Subsidiaries of the Company

  23.1   Consent of Deloitte & Touche LLP

  27     Financial Data Schedule