Form 10-Q
period 1997-09-30
ATCHISON CASTING CORP
filed 1997-10-28
CIK 911115

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      AND EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

                                          OR

[   ] TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

    For the transition period from ____________ to ____________

                              _________________________

Commission File Number 1-12541

                          Atchison Casting Corporation
              -----------------------------------------------------
              (Exact name of registrant as specified in its charter)

             Kansas                                    48-1156578
-------------------------------             -----------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

400 South Fourth Street, Atchison, Kansas                       66002
-----------------------------------------                    -----------
(Address of principal executive offices)                      (Zip Code)

         (Registrant's telephone number, including area code) (913) 367-2121

                                    Not Applicable
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)
                             ____________________________

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements from the past 90 days.  Yes  X . No    .

There were 8,155,262 shares of common stock, $.01 par value per share, outstanding on October 28, 1997

                                        PART I


ITEM 1.  Financial Statements.

                       ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

                                     (In Thousands)

                                                   September 30,     June 30,
                                                       1997            1997
                                                   -------------    ----------
                    ASSETS
                    ------

CURRENT ASSETS:
  Cash and cash equivalents                           $ 7,466        $19,819
  Customer accounts receivable, net of allowance for   46,410         40,310
    doubtful accounts of $375 and $381, respectively
  Inventories                                          33,627         30,867
  Deferred income taxes                                 1,425          1,501
  Other current assets                                  2,461          2,336
                                                      -------         ------
     Total current assets                              91,389         94,833


PROPERTY, PLANT AND EQUIPMENT, Net                    101,102         93,116

INTANGIBLE ASSETS, Net                                 21,621         21,866

DEFERRED CHARGES, Net                                     476            525

OTHER ASSETS                                            3,560          3,068
                                                     --------       --------
TOTAL                                                $218,148       $213,408
                                                     --------       --------
                                                     --------       --------


                  See Notes to Consolidated Financial Statements.

                      ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                                       (In Thousands)

                                                   September 30,    June 30,
                                                       1997          1997
                                                   ------------    ---------
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                   $13,527        $11,530
  Accrued expenses                                    25,672         25,145
  Current maturities of long-term obligations          3,788            927
                                                     -------        -------
      Total current liabilities                       42,987         37,602

LONG-TERM OBLIGATIONS                                 24,833         27,758

DEFERRED INCOME TAXES                                 16,572         16,349

OTHER LONG-TERM OBLIGATIONS                            1,259          1,243

EXCESS OF FAIR VALUE OF ACQUIRED NET ASSETS              568            633
  OVER COST, Net

POSTRETIREMENT OBLIGATION OTHER THAN PENSION           5,956          5,844

MINORITY INTEREST IN SUBSIDIARIES                      1,315          1,248

STOCKHOLDERS' EQUITY:

  Preferred stock, $.01 par value, 2,000,000               -              -
   authorized shares; no shares issued and outstanding

  Common stock, $.01 par value, 19,300,000                82             81
   authorized shares; 8,152,762 and 8,146,715 shares issued and outstanding, respectively

  Class A common stock (non-voting), $.01 par value        -              -
   700,000 authorized shares; no shares issued and outstanding

  Additional paid-in capital                          80,438         80,342

  Retained earnings                                   44,265         42,440

  Accumulated foreign currency translation
   adjustment                                           (127)          (132)
                                                    --------       --------
                                                     124,658        122,731
  Less shares held in treasury:
   Common stock, 36,002 shares, at cost                    -              -

                                                    --------       --------
      Total stockholders' equity                     124,658        122,731

                                                    --------       --------
TOTAL                                               $218,148       $213,408
                                                    --------       --------
                                                    --------       --------

                  See Notes to Consolidated Financial Statements.

                       ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In Thousands, Except Share Data)


                                                 Three Months Ended
                                                    September 30,
                                                1997            1996
                                             ---------      ---------

NET SALES                                      $68,796        $48,998

COST OF GOODS SOLD                              59,584         42,357
                                             ---------      ---------
GROSS PROFIT                                     9,212          6,641


OPERATING EXPENSES:

  Selling, general and administrative            5,349          4,264

  Amortization of intangibles                      175            139
                                             ---------      ---------
      Total operating expenses                   5,524          4,403

                                             ---------      ---------
OPERATING INCOME                                 3,688          2,238

INTEREST EXPENSE                                   462            586

MINORITY INTEREST IN NET INCOME(LOSS)               63             (9)
  OF SUBSIDIARIES
                                             ---------      ---------
INCOME BEFORE TAXES                              3,163          1,661


INCOME TAXES                                     1,338            720
                                             ---------      ---------
NET INCOME                                      $1,825           $941
                                             ---------      ---------
                                             ---------      ---------

NET INCOME PER COMMON AND
  EQUIVALENT SHARES                              $0.22          $0.17
                                             ---------      ---------
                                             ---------      ---------

WEIGHTED AVERAGE NUMBER OF COMMON AND
  EQUIVALENT SHARES OUTSTANDING              8,211,076      5,540,669
                                             ---------      ---------
                                             ---------      ---------

         See Notes to Consolidated Financial Statements.

                      ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOW
                                    (In Thousands)

                                                         Three Months Ended
                                                            September 30,
                                                        1997            1996
                                                     ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                            $1,825            $941

  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation and amortization                      2,786           1,864
      Minority interest in net income(loss)
         of subsidiaries                                    68              (8)
      Loss on disposal of capital assets                    56               2
      Deferred income taxes                                299             180
      Changes in assets and liabilities:
       Receivables                                      (2,527)          2,018
       Inventories                                      (1,297)           (655)
       Other current assets                               (234)           (303)
       Accounts payable                                 (1,202)            509
       Accrued expenses                                 (1,830)         (2,356)
       Postretirement obligation other
        than pension                                       112             116
       Other                                               (12)             (7)
                                                       -------          ------
         Cash provided by (used in) operating
          activities                                    (1,956)          2,301
                                                       -------          ------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                  (4,229)         (3,591)
  Payment for purchase of net assets of subsidiaries,
    net of cash acquired                                (6,550)              -

  Proceeds from sale of capital assets                     754               -

  Advances under subordinated note receivable             (400)              -

  Assets held for resale                                      -             (2)
                                                       -------          ------
        Cash used in investing activities              (10,425)         (3,593)
                                                       -------          ------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock                    97              30
  Payments on long-term obligations                        (73)             (7)
  Proceeds from issuance of long-term obligations            -             920
  Net repayments under revolving loan note                   -          (4,176)
                                                       -------          ------
       Cash provided by (used in) financing
        activities                                          24          (3,233)

EFFECT OF EXCHANGE RATE ON CASH                              4              (2)
                                                       -------          ------
NET DECREASE IN CASH AND CASH EQUIVALENTS             ($12,353)        ($4,527)

CASH AND CASH EQUIVALENTS, Beginning of period          19,819           7,731
                                                       -------          ------
CASH AND CASH EQUIVALENTS, End of period                $7,466          $3,204
                                                       -------          ------
                                                       -------          ------

                  See Notes to Consolidated Financial Statements.

                    ATCHISON CASTING CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Accounting Policies and Basis of Presentation

     The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended June 30, 1997, as included in the Company's 1997 Annual Report to Stockholders.

     The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

     Certain September 30, 1996 amounts have been reclassified to conform with September 30, 1997 classifications.

2.   Inventories
                                                     As of
                                         ----------------------------
                                          September 30,     June 30,
                                              1997            1997
                                          -------------     --------
                                                 (Thousands)

              Raw materials                 $ 6,321         $ 5,186
              Work-in-process                15,984          17,540
              Finished goods                  7,276           3,967
              Deferred supplies               4,046           4,174
                                            -------         -------
                                            $33,627         $30,867
                                            -------         -------
                                            -------         -------
3.   Income Taxes

     The provision for income taxes consisted of:

                                          Three Months Ended
                                             September 30,
                                          1997           1996
                                        ------          ------
                                              (Thousands)
          Current:
            Domestic                     $  841         $  493
            Foreign                         198             47
                                         ------         ------
                                         $1,039         $  540

          Deferred:
            Domestic                     $  299         $  180
            Foreign                         ---            ---
                                         ------         ------
                                         $  299         $  180
                                         ------         ------
          Total                          $1,338         $  720
                                         ------         ------
                                         ------         ------

4.   Acquisitions

     On July 1, 1997, the Company purchased the Beloit Castings
     Division ("BCD") from Beloit Corporation for $7.2 million in cash, subject to adjustment. BCD now operates under the name PrimeCast, Inc. ("PrimeCast"), as a subsidiary of the Company. PrimeCast is a group of four foundries in Beloit, Wisconsin and South Beloit, Illinois, including two iron foundries, a steel foundry and a non-ferrous foundry, that produce castings for the paper-machinery, pump, valve, mining and construction markets. This acquisition was financed with available cash balances.



5.   Additional Cash Flows Information


                                                   Three Months Ended
                                                     September 30,
                                                    1997           1996
                                                   ------         ------
     Cash paid during the period for:
       Interest                                    $  966         $1,095
                                                   ------         ------
       Income Taxes                                $1,707         $1,217
                                                   ------         ------
                                                   ------         ------

     Supplemental schedule of noncash
     investing and financing activities:
       Unexpended bond funds                         $  9           ($24)
                                                   ------         ------
                                                   ------         ------


6.   Subsequent Event

     On October 6, 1997, the Company acquired approximately 91.5% of the outstanding capital stock of Inverness Castings Group, Inc. ("Inverness"), a Delaware corporation, for $6.7 million in cash, in addition to the assumption of $587,000 of outstanding indebtedness. Contemporaneous with the consummation of this acquisition, the Company retired approximately $11.6 million of Inverness' outstanding indebtedness. The remaining 8.5% of Inverness capital stock was retained by Inverness management.
     Inverness, located in Dowagiac, Michigan, produces aluminum die castings for the automotive, furniture and appliance markets. The Company financed this transaction with available cash balances and funds available under its revolving credit facility.

ITEM 2.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                          OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

Net sales for the first quarter of fiscal 1998 were $68.8 million, representing an increase of $19.8 million, or 40.4%, over net sales of $49.0 million in the first quarter of fiscal 1997. The operations acquired by the Company since October 1, 1996 generated net sales of $21.8 million in the first quarter of fiscal 1998 as follows:

                                                        FY98 1st Qtr
         Operation                 Date Acquired         Net Sales
         ---------                 -------------        ------------
Los Angeles Die Casting Inc.        10 / 01 / 96        $3.0 million
Canada Alloy Castings, Ltd.         10 / 26 / 96         2.3 million
Pennsylvania Steel Foundry
  & Machine Company                 10 / 31 / 96         4.7 million
Jahn Foundry Corp.                   2 / 14 / 97         3.0 million
PrimeCast, Inc.                      7 / 01 / 97         8.8 million

Excluding net sales generated by the operations acquired since October 1, 1996, net sales for the first quarter of fiscal 1998 were $47.0 million, representing a decrease of $2.0 million, or 4.1%, from net sales of $49.0 million in the first quarter of fiscal 1997. This 4.1% decrease in net sales was due primarily to decreases in net sales to the energy, utility and military markets, partially offset by an increase in net sales to the rail market.

Gross profit for the first quarter of fiscal 1997 increased by $2.6 million, or 39.4%, to $9.2 million, or 13.4% of net sales, compared to $6.6 million, or 13.6% of net sales, for the first quarter of fiscal 1997. The increase in gross profit was primarily due to increased sales volume levels. The decrease in gross profit as a percentage of net sales is primarily attributable to a decrease in the absorption of overhead resulting from a reduction in net sales
(i) at La Grange Foundry Inc. ("La Grange") due to the efforts of La Grange's largest customer to reduce their inventory levels, (ii) to the energy and military markets at the Company's Amite facility in Louisiana and (iii) to the paper-machinery market at the Company's subsidiary, PrimeCast, Inc. ("PrimeCast"). Partially offsetting these factors was the inclusion in the prior year period of: (i) lost production and expenses associated with the conversion from cupola to electric melting at The G&C Foundry Company ("G&C") and (ii) costs associated with the addition of iron casting capability at Empire Steel Castings, Inc. ("Empire").

Selling, general and administrative expense ("SG&A") for the first quarter of fiscal 1998 was $5.3 million, or 7.8% of net sales, as compared to $4.3 million, or 8.7% of net sales, in the first quarter of fiscal 1997. The increase in SG&A was primarily attributable to expenses associated with the operations acquired by the Company since October 1, 1996. The decrease in SG&A as a percentage of net sales was primarily due to lower average SG&A expense as a percentage of net sales at Pennsylvania Steel Foundry & Machine Company ("Pennsylvania Steel") and PrimeCast.

Amortization of certain intangibles for the first quarter of fiscal 1998 was $175,000, or 0.3% of net sales, as compared to $139,000 or 0.3% of net sales, in the first quarter of fiscal 1997. The intangible assets consist of goodwill recorded in connection with the acquisition of Prospect Foundry, Inc., Kramer International, Inc., Empire, G&C and Los Angeles Die Casting Inc. Partially offsetting the expense relating to the amortization of these assets is the amortization of the excess of acquired net assets over cost (negative goodwill) recorded by the Company in connection with the acquisition of Canadian Steel Foundries, Ltd.

Interest Expense for the first quarter of fiscal 1998 decreased to $462,000, or 0.7% of net sales, from $586,000, or 1.2% of net sales, in the first quarter of fiscal 1997. The decrease in interest expense is primarily the result of a decrease in the average amount of indebtedness outstanding.

Income tax expense for the first quarter of fiscal 1998 and fiscal 1997 reflected the combined federal and state statutory rate of approximately 42% and 43%, respectively.

As a result of the foregoing factors, net income increased by $884,000, from net income of $941,000 in the first quarter of fiscal 1997 to net income of $1.8 million in the first quarter of fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES:

Cash used in operating activities for the first quarter of fiscal 1998 was $2.0 million, a change of $4.3 million from cash provided by operating activities in the first quarter of fiscal 1997. This change was primarily attributable to increased working capital requirements primarily relating to trade receivable and accounts payable balances.

Working capital was $48.4 million at September 30, 1997, as compared to $57.2 million at June 30, 1997. The decrease primarily resulted from the use of existing cash balances for the acquisition of PrimeCast and a $2.9 million increase in the current maturities of the Company's existing outstanding indebtedness.

During the first quarter of fiscal 1998, the Company made capital expenditures of $4.2 million, as compared to $3.6 million for the first quarter of fiscal 1997. Included in the first quarter of fiscal 1998 were capital expenditures of $1.1 million on a new sand reclamation system at the Atchison/St. Joe Division. Included in the first quarter of fiscal 1997 were capital expenditures of $1.2 million at G&C, primarily relating to the conversion from cupola to electric melting. The balance of capital expenditures in both periods was used for routine projects at each of the Company's facilities.

Total indebtedness of the Company at September 30, 1997 was $28.6 million, as compared to $28.7 million at June 30, 1997. At September 30, 1997, $50.8 million was available for borrowing under the Company's revolving credit facility.

On July 1, 1997, the Company purchased the Beloit Castings Division ("BCD") from Beloit Corporation for $7.2 million in cash, subject to adjustment. BCD now operates under the name PrimeCast, as a subsidiary of the Company. PrimeCast is a group of four foundries in Beloit, Wisconsin and South Beloit, Illinois, including two iron foundries, a steel foundry and a non-ferrous foundry, that produce castings for the paper-machinery, pump, valve, mining and construction markets. This acquisition was financed with available cash balances.

On October 6, 1997, the Company acquired approximately 91.5% of the outstanding capital stock of Inverness Castings Group, Inc. ("Inverness"), a Delaware corporation, for $6.7 million in cash, in addition to the assumption of $587,000 of outstanding indebtedness. Contemporaneous with the consummation of this acquisition, the Company retired approximately $11.6 million of Inverness' outstanding indebtedness. The remaining 8.5% of Inverness capital stock was retained by Inverness management. Inverness, located in Dowagiac, Michigan, produces aluminum die castings for the automotive, furniture and appliance markets. The Company financed this transaction with available cash balances and funds available under its revolving credit facility.

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

This section entitled "Liquidity and Capital Resources" contains forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements include statements pertaining to the adequacy of funding for capital expenditure and working capital requirements for the next two years. Factors that could cause actual results to differ materially from such forward-looking statements include: the size and timing of future acquisitions, business conditions and the state of the general economy, particularly the capital goods industry, the strength of the dollar, the fluctuation of interest rates, the competitive environment in the casting industry and changes in laws and regulations that govern the Company's business, particularly environmental regulations.

PART II

ITEM 1 - Legal Proceedings

         NOT APPLICABLE

ITEM 2 - Changes in Securities

         NOT APPLICABLE

ITEM 3 - Defaults Upon Senior Securities

         NOT APPLICABLE

ITEM 4 - Submission of Matters to a Vote of Security Holders

         NOT APPLICABLE

ITEM 5 - Other Information

         NOT APPLICABLE

ITEM 6 - Exhibits and Reports of Form 8-K

         (A)  Exhibits

              27   Financial Data Schedule

         (B)  Reports of Form 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

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

                                           Atchison Casting Corporation
                                           ----------------------------
                                                  (Registrant)


DATE:    October 28, 1997              /s/ HUGH H. AIKEN
                                       -----------------------------------
                                       Hugh H. Aiken, Chairman of the
                                       Board, President and Chief
                                       Executive Officer


DATE:    October 28, 1997              /s/ KEVIN T. MCDERMED
                                      -----------------------------------
                                       Kevin T. McDermed, Vice President,
                                       Chief Financial Officer, Treasurer
                                       and Secretary