Form 10-Q
period 1997-12-31
ATCHISON CASTING CORP
filed 1998-02-03
CIK 911115

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1997

                                      OR

[   ]     TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                             -------------------------

Commission File Number 1-12541

                        Atchison Casting Corporation
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                  Kansas                                 48-1156578
--------------------------------------     -----------------------------------
 (State of other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

 400 South Fourth Street, Atchison, Kansas                     66002
-------------------------------------------                 -----------
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

                             -------------------------

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

There were 8,175,754 shares of common stock, $.01 par value per share, outstanding on February 3, 1998

                                    PART I


ITEM 1.  Financial Statements.

                 ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)


                                                           December 31,   June 30,
                                                              1997          1997
                                                           -----------    --------
                       ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                $  3,982     $ 19,819
    Customer accounts receivable, net of allowance for         46,329       40,310
      doubtful accounts of $413 and $381, respectively
    Inventories                                                40,054       30,867
    Deferred income taxes                                       5,840        1,501
    Other current assets                                        2,712        2,336
                                                             --------     --------
             Total current assets                              98,917       94,833


PROPERTY, PLANT AND EQUIPMENT, Net                            113,837       93,116

INTANGIBLE ASSETS, Net                                         26,721       21,866

DEFERRED CHARGES, Net                                             440          525

OTHER ASSETS                                                    4,655        3,068

                                                             --------     --------
TOTAL                                                        $244,570     $213,408
                                                             --------     --------
                                                             --------     --------


           See Notes to Consolidated Financial Statements.

                 ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                                 (In Thousands)


                                                           December 31,   June 30,
                                                              1997          1997
                                                           -----------    --------
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                         $ 15,270     $ 11,530
    Accrued expenses                                           24,945       25,145
    Current maturities of long-term obligations                 3,837          927
                                                             --------     --------
           Total current liabilities                           44,052       37,602

LONG-TERM OBLIGATIONS                                          40,295       27,758

DEFERRED INCOME TAXES                                          21,409       16,349

OTHER LONG-TERM OBLIGATIONS                                     1,841        1,243

EXCESS OF FAIR VALUE OF ACQUIRED NET ASSETS                       487          633
     OVER COST, Net

POSTRETIREMENT OBLIGATION OTHER THAN PENSION                    7,452        5,844

MINORITY INTEREST IN SUBSIDIARIES                               1,930        1,248

STOCKHOLDERS' EQUITY:

     Preferred stock, $.01 par value, 2,000,000                     -            -
       authorized shares; no shares issued and outstanding

     Common stock, $.01 par value, 19,300,000                      82           81
       authorized shares; 8,174,854 and 8,146,715
       shares issued and outstanding, respectively

     Class A common stock (non-voting), $.01 par value,             -            -
       700,000 authorized shares; no shares issued and
       outstanding

     Additional paid-in capital                                80,738       80,342

     Retained earnings                                         46,655       42,440

     Accumulated foreign currency translation adjustment         (371)        (132)
                                                             --------     --------
                                                              127,104      122,731
     Less shares held in treasury:
       Common stock, 36,002 shares, at cost                         -            -

                                                             --------     --------

           Total stockholders' equity                         127,104      122,731

                                                             --------     --------
TOTAL                                                        $244,570     $213,408
                                                             --------     --------
                                                             --------     --------


           See Notes to Consolidated Financial Statements.

                 ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In Thousands, Except Share Data)


                                            Three Months Ended   Six Months Ended
                                                December 31,        December 31,
                                               1997      1996      1997      1996
                                            --------  --------  --------- ---------
NET SALES                                    $84,435   $61,622   $153,231  $110,620

COST OF GOODS SOLD                            71,772    51,511    131,356    93,868
                                             -------   -------   --------  --------

GROSS PROFIT                                  12,663    10,111     21,875    16,752


OPERATING EXPENSES:

  Selling, general and administrative          7,256     4,966     12,605     9,230

  Amortization of intangibles                    231       182        406       321

                                             -------   -------   --------  --------
     Total operating expenses                  7,487     5,148     13,011     9,551


                                             -------   -------   --------  --------
OPERATING INCOME                               5,176     4,963      8,864     7,201

INTEREST EXPENSE                                 823       877      1,285     1,463

MINORITY INTEREST IN NET INCOME                  116        43        179        34
  OF SUBSIDIARIES

                                             -------   -------   --------  --------
INCOME BEFORE TAXES                            4,237     4,043      7,400     5,704

INCOME TAXES                                   1,847     1,672      3,185     2,392
                                             -------   -------   --------  --------

NET INCOME                                   $ 2,390   $ 2,371   $  4,215  $  3,312
                                             -------   -------   --------  --------
                                             -------   -------   --------  --------


EARNINGS PER SHARE:
  BASIC                                      $  0.29   $  0.43   $   0.52  $   0.60
                                             -------   -------   --------  --------
                                             -------   -------   --------  --------

  DILUTED                                    $  0.29   $  0.43   $   0.51  $   0.60
                                             -------   -------   --------  --------
                                             -------   -------   --------  --------


           See Notes to Consolidated Financial Statements.

               ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOW
                               (In Thousands)


                                                             Six Months Ended
                                                               December 31,
                                                             1997        1996
                                                           ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                               $  4,215   $  3,312
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation and amortization                           5,839      4,011
      Minority interest in net income of subsidiaries           184         34
      Loss on disposal of capital assets                         13          2
      Deferred income taxes                                     713        578
      Changes in assets and liabilities:
        Receivables                                           3,834        717
        Inventories                                          (2,903)     1,777
        Other current assets                                   (315)       (42)
        Accounts payable                                     (1,945)       318
        Accrued expenses                                     (5,974)    (1,147)
        Post retirement obligation other
         than pension                                           323        227
        Other                                                   100         57
                                                           --------   --------
              Cash provided by operating activities           4,084      9,844
                                                           --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                       (8,229)    (6,494)
  Payment for purchase of net assets of subsidiaries,
   net of cash acquired                                     (26,725)   (22,298)
  Proceeds from sale of capital assets                          781          3
  Payment for purchase of minority interests                      -       (308)
  Advances under subordinated note receivable                (1,484)         -
  Assets held for resale                                          -         (3)
                                                           --------   --------
              Cash used in investing activities             (35,657)   (29,100)
                                                           --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock                        397         76
  (Payment) proceeds from (purchase) sale of minority
    interest in subsidiary                                      (11)       199
  Payments on long-term obligations                            (140)      (551)
  Proceeds from issuance of long-term obligations                 -      1,293
  Net borrowings under revolving loan note                   15,487     13,164

                                                           --------   --------
              Cash provided by financing activities          15,733     14,181

EFFECT OF EXCHANGE RATE ON CASH                                   3        (28)

                                                           --------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                  $(15,837)   $(5,103)


CASH AND CASH EQUIVALENTS, Beginning of period               19,819      7,731

                                                           --------   --------
CASH AND CASH EQUIVALENTS, End of period                   $  3,982    $ 2,628
                                                           --------   --------
                                                           --------   --------


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

     Certain December 31, 1996 amounts have been reclassified to conform with December 31, 1997 classifications.

2.   Inventories
                                                      As of
                                            -----------------------
                                            December 31,   June 30,
                                               1997          1997
                                               ----          ----
                                                   (Thousands)

                Raw materials                 $ 7,620      $ 5,186
                Work-in-process                23,609       17,540
                Finished goods                  3,916        3,967
                Deferred supplies               4,909        4,174
                                              -------      -------
                                              $40,054      $30,867
                                              -------      -------
                                              -------      -------

3.   Income Taxes

     The provision for income taxes consisted of:
                                           Six Months Ended
                                             December 31,
                                            1997      1996
                                            ----      ----
                                              (Thousands)

              Current:
                Domestic                   $2,004    $1,583
                Foreign                       468       231
                                           ------    ------
                                           $2,472    $1,814

              Deferred:
                Domestic                   $  713    $  578
                Foreign                       ---       ---
                                           ------    ------
                                           $  713    $  578
                                           ------    ------
              Total                        $3,185    $2,392
                                           ------    ------
                                           ------    ------

4.   Acquisitions


     On July 1, 1997, the Company purchased the Beloit Castings Division
     ("BCD") from Beloit Corporation for $8.2 million in cash. BCD now operates under the name PrimeCast, Inc. ("PrimeCast"), as a subsidiary of the Company. PrimeCast is a group of four foundries in Beloit, Wisconsin and South Beloit, Illinois, including two iron foundries, a steel foundry and a non-ferrous foundry, that produce castings for the paper-machinery, pump, valve, mining and construction markets. This acquisition was financed with available cash balances.

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

5.   Additional Cash Flow Information


                                              Six Months
                                          Ended December 31,
                                           1997        1996
                                           ----        ----
     Cash paid during the period for:

        Interest                          $1,335      $1,475
                                          ------      ------
                                          ------      ------
        Income Taxes                      $4,024      $2,424
                                          ------      ------
                                          ------      ------

     Supplemental schedule of noncash
     investing and financing activities:

        Unexpended bond funds             $ (487)     $ (164)
                                          ------      ------
                                          ------      ------

6.   Earnings Per Share

     In February 1997, the FASB issued SFAS No. 128, EARNINGS PER SHARE. This Statement established new standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and also requires that entities with simple capital structures, that is, those with only common stock outstanding, shall present basic per-share amounts for income from continuing operations and for net income on the face of the income statement. In addition the statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     The Company was required to adopt SFAS No. 128 effective for the quarter ended December 31, 1997. EPS for prior periods have been restated according to the new standard. Following is a reconciliation of basic and diluted EPS for the three month and six month periods ended December 31, 1997 and 1996, respectively.

FOR THE THREE MONTHS ENDED DECEMBER 31, 1997


                                                                Weighted
                                                     Net         Average       Earnings
                                                   Income         Shares       Per Share
                                                 ----------  ----------------  ----------
    Basic EPS
      Income available to common stockholders    $2,390,000     8,161,661           $0.29
    Effect of Dilutive Securities Options                          58,392
                                                 ----------     ---------           -----
    Diluted EPS                                  $2,390,000     8,220,053           $0.29
                                                 ----------     ---------           -----
                                                 ----------     ---------           -----

FOR THE THREE MONTHS ENDED DECEMBER 31, 1996

                                                                Weighted
                                                     Net         Average       Earnings
                                                   Income         Shares       Per Share
                                                 ----------  ----------------  ----------
    Basic EPS
      Income available to common stockholders    $2,371,000     5,531,623           $0.43
    Effect of Dilutive Securities Options                          26,644
                                                 ----------     ---------           -----
    Diluted EPS                                  $2,371,000     5,558,267           $0.43
                                                 ----------     ---------           -----
                                                 ----------     ---------           -----

FOR THE SIX MONTHS ENDED DECEMBER 31, 1997

                                                                Weighted
                                                     Net         Average       Earnings
                                                   Income         Shares       Per Share
                                                 ----------  ----------------  ----------
    Basic EPS
      Income available to common stockholders    $4,215,000     8,154,812           $0.52
    Effect of Dilutive Securities Options                          60,785           (0.01)
                                                 ----------     ---------           -----
    Diluted EPS                                  $4,215,000     8,215,597           $0.51
                                                 ----------     ---------           -----
                                                 ----------     ---------           -----

FOR THE SIX MONTHS ENDED DECEMBER 31, 1996

                                                                Weighted
                                                     Net         Average       Earnings
                                                   Income         Shares       Per Share
                                                 ----------  ----------------  ----------
   Basic EPS
     Income available to common stockholders     $3,312,000     5,530,278           $0.60
   Effect of Dilutive Securities Options                           20,311
                                                 ----------     ---------           -----
   Diluted EPS                                   $3,312,000     5,550,589           $0.60
                                                 ----------     ---------           -----
                                                 ----------     ---------           -----


7.   Sheffield Forgemasters Group Limited

     On December 23, 1997, the Company and Sheffield Forgemasters Group Limited ("Sheffield") signed a non-binding letter of intent regarding the purchase by the Company of the Engineering Division of Sheffield. The companies which make up the Engineering Division include Forgemasters Steel & Engineering Limited, River Don Castings Limited, Forged Rolls (UK) Limited and British Rollmakers Limited, among other operating units. The Engineering Division manufactures machined castings and forgings in England and Scotland, which are distributed in more than 40 countries worldwide. Net sales for the 12 month period ending March 31, 1997 were approximately $168 million at current exchange rates. Management of the Company expects to finance this transaction, should it be consummated, with funds available under its credit facility, which will need to be amended to increase the amount of borrowing available thereunder.

ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                     OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

Net sales for the second quarter of fiscal 1998 were $84.4 million, representing an increase of $22.8 million, or 37.0%, over net sales of $61.6 million in the second quarter of fiscal 1997. The operations acquired by the Company since October 26, 1996 generated net sales of $5.5 million and $29.3 million in the second quarter of fiscal 1997 and fiscal 1998, respectively, as follows:


                                                       FY97 2nd Qtr   FY98 2nd Qtr
              Operation                Date Acquired     Net Sales      Net Sales
              ---------                -------------   ------------   -------------
Canada Alloy Castings, Ltd.            10 / 26 / 96    $2.0 million   $ 2.7 million
Pennsylvania Steel Foundry
  & Machine Company                    10 / 31 / 96     3.5 million     3.5 million
Jahn Foundry Corp.                      2 / 14 / 97          --         2.9 million
PrimeCast, Inc.                         7 / 01 / 97          --         7.7 million
Inverness Castings Group, Inc.         10 / 06 / 97          --        12.5 million


Excluding net sales generated by the operations acquired since October 26, 1996, net sales for the second quarter of fiscal 1998 were $55.1 million, representing a decrease of $1.0 million, or 1.8%, from net sales of $56.1 million in the second quarter of fiscal 1997. This 1.8% decrease in net sales was due primarily to decreases in net sales to the energy, utility and military markets, partially offset by an increase in net sales to the rail market.

Net sales for the first six months of fiscal 1998 were $153.2 million, representing an increase of $42.6 million, or 38.5%, over net sales of $110.6 million in the first six months of fiscal 1997. The operations acquired by the Company since the beginning of fiscal 1997 generated net sales of $7.9 million and $53.7 million in the first six months of fiscal 1997 and fiscal 1998, respectively, as follows:

                                                       FY97 First Six   FY98 First Six
                                                           Months           Months
              Operation                Date Acquired     Net Sales        Net Sales
              ---------                -------------   --------------   --------------
Los Angeles Die Casting Inc.           10 / 01 / 97     $2.4 million    $ 5.6 million
Canada Alloy Castings, Ltd.            10 / 26 / 96      2.0 million      5.0 million
Pennsylvania Steel Foundry
  & Machine Company                    10 / 31 / 96      3.5 million      8.2 million
Jahn Foundry Corp.                      2 / 14 / 97           --          5.9 million
PrimeCast, Inc.                         7 / 01 / 97           --         16.5 million
Inverness Castings Group, Inc.         10 / 06 / 97           --         12.5 million


Excluding net sales generated by the operations acquired in fiscal 1997 and fiscal 1998, net sales for the first six months of fiscal 1998 were $99.5 million, representing a decrease of $3.2 million, or 3.1%, over net sales of $102.7 million in the first six months of fiscal 1997. This 3.1% decrease in net sales was due primarily to decreases in net sales to the energy, utility and military markets, partially offset by an increase in net sales to the rail market.

Gross profit for the second quarter of fiscal 1998 increased by $2.6 million, or 25.2%, to $12.7 million, or 15.0% of net sales, compared to $10.1 million, or 16.4% of net sales, for the second quarter of fiscal 1997. Gross profit for the first six months of fiscal 1998 increased by $5.1 million, or 30.6%, to $21.9 million, or 14.3% of net sales, compared to $16.8 million, or 15.1% of net sales, for the first six months of fiscal 1997. The increase in gross profit for both periods is primarily attributable to increased sales volume levels. The decrease in gross profit as a percentage of net sales for both periods is primarily attributable to (i) a decrease in the absorption of overhead resulting from a reduction in net sales (a) to the paper-machinery market at the Company's subsidiary, PrimeCast, Inc. ("PrimeCast"), (b) at La Grange Foundry Inc. ("La Grange") due to the efforts of La Grange's largest customer to reduce their inventory levels and (c) to the energy and military markets at the Company's Amite facility in Louisiana, (ii) above average training expense associated with the start-up of new customer jobs at the Company's Amite facility and (iii) increased costs associated with the start-up of a new sand reclamation and separation system at the Company's Atchison, Kansas foundry. Partially offsetting these factors was the inclusion in the prior year period of: (i) lost production and expenses associated with the conversion from cupola to electric melting at The G&C Foundry Company ("G&C") and (ii) costs associated with the addition of iron casting capability at Empire Steel Castings, Inc. ("Empire").

Selling, general and administrative expense ("SG&A") for the second quarter of fiscal 1998 was $7.3 million, or 8.6% of net sales, compared to $5.0 million, or 8.1% of net sales, in the second quarter of fiscal 1997. For the first six months of fiscal 1998, SG&A was $12.6 million, or 8.2% of net sales, compared to $9.2 million, or 8.3% of net sales, for the first six months of fiscal 1997. The increase in SG&A was primarily attributable to expenses associated with the operations acquired by the Company in fiscal 1997 and fiscal 1998. The increase in SG&A as a percentage of net sales for the second quarter of fiscal 1998 was primarily due to higher average SG&A as a percentage of net sales at Inverness Castings Group, Inc. ("Inverness").

Amortization of certain intangibles for the second quarter of fiscal 1998 was $231,000 or 0.3% of net sales, as compared to $182,000 or 0.3% of net sales, in the second quarter of fiscal 1997. Amortization of certain intangibles for the first six months of fiscal 1998 was $406,000 or 0.3% of net sales, as compared to $321,000, or 0.3% of net sales, for the first six months of fiscal 1997. The intangible assets consist of goodwill recorded in connection with the acquisition of Prospect Foundry, Inc. ("Prospect"), Kramer International, Inc., Empire, G&C, Los Angeles Die Casting Inc. and Inverness. Partially offsetting the expense relating to the amortization of these assets is the amortization of the excess of acquired net assets over cost (negative goodwill) recorded by the Company in connection with the acquisition of Canadian Steel Foundries, Ltd.

Interest Expense for the second quarter of fiscal 1998 decreased to $823,000 or 1.0% of net sales, from $877,000, or 1.4% of net sales, in the second quarter of fiscal 1997. For the first six months of fiscal 1998, interest expense decreased to $1.3 million, or 0.8% of net sales, from $1.5 million, or 1.3% of net sales, in the first six months of fiscal 1997. The decrease in interest expense is primarily the result of a decrease in the average amount of indebtedness outstanding.

Income tax expense for the second quarter and first six months of fiscal 1998 reflected the combined federal and state statutory rate of approximately 43.0%. Income tax expense for the second quarter and first six months of fiscal 1997 reflected the combined federal and state statutory rate of approximately 41.0%.

As a result of the foregoing, net income for the second quarter of fiscal 1998 was $2.4 million, compared to net income of $2.4 million for the second quarter of fiscal 1997. Net income for the first six months of fiscal 1998 was $4.2 million, compared to net income of $3.3 million for the first six months of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by operating activities for the first six months of fiscal 1998 was $4.1 million, a decrease of $5.8 million from the first six months of fiscal 1997. This decrease was primarily attributable to increased working capital requirements primarily relating to inventory and accrued expenses balances.

Working capital was $54.9 million at December 31, 1997, as compared to $57.2 million at June 30, 1997. The decrease primarily resulted from the use of existing cash balances for the acquisition of PrimeCast and Inverness and a $2.9 million increase in the current maturities of the Company's existing outstanding indebtedness, partially offset by net additional working capital of $859,000 and $11.0 million associated with the acquisition of PrimeCast and Inverness, respectively.

During the first six months of fiscal 1998, the Company made capital expenditures of $8.2 million, as compared to $6.5 million for the first six months of fiscal 1997. Included in the first six months of fiscal 1998 were capital expenditures of $1.4 million on a new sand reclamation system at the Atchison/St. Joe Division and $1.3 million on a new mold line at Prospect. Included in the first six months of fiscal 1997 were capital expenditures of $1.9 million at G&C, primarily relating to the conversion from cupola to electric melting. The balance of capital expenditures in both periods was used for routine projects at each of the Company's facilities.

Total indebtedness of the Company at December 31, 1997 was $44.1 million, as compared to $28.7 million at June 30, 1997. This increase of $15.4 million reflects indebtedness incurred of $18.9 million to finance the acquisition of Inverness. At December 31, 1997, $35.9 million was available for borrowing under the Company's revolving credit facility.

On July 1, 1997, the Company purchased the Beloit Castings Division ("BCD") from Beloit Corporation for $8.2 million in cash. BCD now operates under the name PrimeCast, as a subsidiary of the Company. PrimeCast is a group of four foundries in Beloit, Wisconsin and South Beloit, Illinois, including two iron foundries, a steel foundry and a non-ferrous foundry, that produce castings for the paper-machinery, pump, valve, mining and construction markets. This acquisition was financed with available cash balances.

On October 6, 1997, the Company acquired approximately 91.5% of the outstanding capital stock of Inverness, a Delaware corporation, for $6.7 million in cash, in addition to the assumption of $587,000 of outstanding indebtedness. Contemporaneous with the consummation of this acquisition, the Company retired approximately $11.6 million of Inverness' outstanding indebtedness. The remaining 8.5% of Inverness capital stock was retained by Inverness management. Inverness, located in Dowagiac, Michigan, produces aluminum die castings for the automotive, furniture and appliance markets. The Company financed this transaction with available cash balances and funds available under its revolving credit facility.

On December 23, 1997, the Company and Sheffield Forgemasters Group Limited ("Sheffield") signed a non-binding letter of intent regarding the purchase by the Company of the Engineering Division of Sheffield. The companies which make up the Engineering Division include Forgemasters Steel & Engineering Limited, River Don Castings Limited, Forged Rolls (UK) Limited and British Rollmakers Limited, among other operating units. The Engineering Division manufactures machined castings and forgings in England and Scotland, which are distributed in more than 40 countries worldwide. Net sales for the 12 month period ending March 31, 1997 were approximately $168 million at current exchange rates. Management of the Company expects to finance this transaction, should it be consummated, with funds available under its credit facility, which will need to be amended to increase the amount of borrowing available thereunder.

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

          NOT APPLICABLE

ITEM 3 -  Defaults Upon Senior Securities

          NOT APPLICABLE

ITEM 4 -  Submission of Matters to a Vote of Security Holders

               The Annual Meeting of Stockholders was held on November 21, 1997. Stockholders owning 7,308,074 shares voted in favor of the sole nominee for director: Hugh H. Aiken. There were 10,066 shares withheld. Previously elected and continuing to serve their terms are David L. Belluck, John O. Whitney, Stuart Z. Uram and Ray H. Witt.

               A proposal to approve the Amended and Restated Atchison Casting 1993 Incentive Stock Plan was approved by a vote of 6,896,884 to 192,912. There were 228,345 votes withheld.

ITEM 5 -  Other Information

          NOT APPLICABLE

ITEM 6 -  Exhibits and Reports of Form 8-K

          (A)   Exhibits

                27  Financial Data Schedule

          (B)   Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

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

                                            ATCHISON CASTING CORPORATION
                                                   (Registrant)


DATE:  February 3,  1998                    /s/ HUGH H. AIKEN
                                            -----------------------------------
                                            Hugh H. Aiken, Chairman of the
                                            Board, President and Chief
                                            Executive Officer


DATE:  February 3, 1998                     /s/ KEVIN T. MCDERMED
                                            -----------------------------------
                                            Kevin T. McDermed, Vice President,
                                            Chief Financial Officer, Treasurer
                                            and Secretary