Form 10-Q
period 1998-03-31
ATCHISON CASTING CORP
filed 1998-05-01
CIK 911115

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

                                         OR

/ / TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

                             _________________________

Commission File Number 1-12541

                         Atchison Casting Corporation
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Kansas                                 48-1156578
-----------------------------------     ----------------------------------------
   (State of other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

      400 South Fourth Street, Atchison, Kansas                        66002
------------------------------------------------                      -------

      (Address of principal executive offices)                      (Zip Code)

(Registrant's telephone number, including area code) (913) 367-2121

                                   Not Applicable
  ------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)

                            ----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements from the past 90 days.  Yes  X . No    .

There were 8,184,043 shares of common stock, $.01 par value per share, outstanding on May 1, 1998

ITEM 1.  Financial Statements.

                     ATCHISON CASTING CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                March 31,        June 30,
                                                                  1998             1997
                                                                ---------        --------
                                                               (Unaudited)
                  ASSETS
                  ------
CURRENT ASSETS:
   Cash and cash equivalents                                       $4,466          $19,819
   Customer accounts receivable, net of allowance for              56,030           40,310
     doubtful accounts of $533 and $381, respectively
   Inventories                                                     38,811           30,867
   Deferred income taxes                                            5,663            1,501
   Other current assets                                             3,518            2,336
                                                                 ---------         --------
        Total current assets                                      108,488           94,833


PROPERTY, PLANT AND EQUIPMENT, Net                                116,102           93,116

INTANGIBLE ASSETS, Net                                             26,485           21,866

DEFERRED CHARGES, Net                                                 397              525

OTHER ASSETS                                                        5,179            3,068


                                                                ---------         --------
TOTAL                                                            $256,651         $213,408
                                                                ---------         --------
                                                                ---------         --------


                 See Notes to Consolidated Financial Statements.

                    ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                                   (In Thousands)

                                                              March 31,       June 30,
                                                                1998           1997
                                                             ---------        --------
                                                            (Unaudited)
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                           $16,987         $11,530
    Accrued expenses                                            25,708          25,145
    Current maturities of long-term obligations                  3,842             927
                                                             ---------        --------
           Total current liabilities                            46,537          37,602

LONG-TERM OBLIGATIONS                                           45,214          27,758

DEFERRED INCOME TAXES                                           21,932          16,349

OTHER LONG-TERM OBLIGATIONS                                      1,806           1,243

EXCESS OF FAIR VALUE OF ACQUIRED NET ASSETS                        426             633
     OVER COST, Net

POSTRETIREMENT OBLIGATION OTHER THAN PENSION                     7,596           5,844

MINORITY INTEREST IN SUBSIDIARIES                                2,010           1,248

STOCKHOLDERS' EQUITY:

     Preferred stock, $.01 par value, 2,000,000                     -               -
       authorized shares; no shares issued and outstanding

     Common stock, $.01 par value, 19,300,000                       82             81
       authorized shares; 8,180,043 and 8,146,715
       shares issued and outstanding, respectively

     Class A common stock (non-voting), $.01 par value,             -               -
       700,000 authorized shares; no shares issued and
       outstanding

     Additional paid-in capital                                 80,811          80,342

     Retained earnings                                          50,568          42,440

     Accumulated foreign currency translation adjustment          (331)           (132)
                                                             ---------        --------
                                                               131,130         122,731
     Less shares held in treasury:
       Common stock, 36,002 shares, at cost                          -               -
                                                             ---------        --------
           Total stockholders' equity                          131,130         122,731
                                                             ---------        --------
TOTAL                                                         $256,651        $213,408
                                                             ---------        --------
                                                             ---------        --------


                See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)
                                  (Unaudited)

                                                Three Months Ended         Nine Months Ended
                                                    March 31,                   March 31,
                                                1998          1997         1998           1997
                                             --------       -------      --------      --------
NET SALES                                     $91,623       $66,313      $244,854      $176,933

COST OF GOODS SOLD                             77,503        54,337       208,859       148,205
                                             --------       -------      --------      --------
GROSS PROFIT                                   14,120        11,976        35,995        28,728


OPERATING EXPENSES:

  Selling, general and administrative           6,251         6,000        18,856        15,230

  Amortization of intangibles                     231           182           637           503
                                             --------       -------      --------      --------
     Total operating expenses                   6,482         6,182        19,493        15,733
                                             --------       -------      --------      --------

OPERATING INCOME                                7,638         5,794        16,502        12,995

INTEREST EXPENSE                                  841           937         2,126         2,400

MINORITY INTEREST IN NET INCOME                    79            77           258           111
   OF SUBSIDIARIES
                                             --------       -------      --------      --------
INCOME BEFORE TAXES                             6,718         4,780        14,118        10,484

INCOME TAXES                                    2,805         1,918         5,990         4,310
                                             --------       -------      --------      --------
NET INCOME                                     $3,913        $2,862        $8,128        $6,174
                                             --------       -------      --------      --------
                                             --------       -------      --------      --------

EARNINGS PER SHARE:
    BASIC                                       $0.48         $0.52         $1.00         $1.12
                                             --------       -------      --------      --------
                                             --------       -------      --------      --------
    DILUTED                                     $0.48         $0.51         $0.99         $1.11
                                             --------       -------      --------      --------
                                             --------       -------      --------      --------

        See Notes to Consolidated Financial Statements.

                       ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOW
                                       (In Thousands)
                                        (Unaudited)

                                                                  Nine Months Ended
                                                                      March 31,
                                                                  1998         1997
                                                                -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                  $8,128        $6,174
     Adjustments to reconcile net income to
       net cash from operating activities:
        Depreciation and amortization                             8,797         6,376
        Minority interest in net income of subsidiaries             263           111
        Loss (Gain) on disposal of capital assets                    18            (5)
        Deferred income taxes                                     1,415         1,020
        Changes in assets and liabilities:
          Receivables                                            (5,856)         (417)
          Inventories                                            (1,638)          740
          Other current assets                                   (1,147)          (53)
          Accounts payable                                         (235)          (44)
          Accrued expenses                                       (5,249)          148
          Post retirement obligation other
            than pension                                            467           342
          Other                                                      87            42
                                                                -------       -------
                Cash provided by operating activities             5,050        14,434
                                                                -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                       (13,237)       (9,594)
     Payment for purchase of net assets of subsidiaries,
         net of cash acquired                                   (26,784)      (28,498)
     Proceeds from sale of capital assets                           861            15
     Payment for purchase of minority interests                       -          (330)
     Advances under subordinated note receivable                 (1,974)         (400)
     Assets held for resale                                           -             1
                                                                -------       -------
                Cash used in investing activities               (41,134)      (38,806)
                                                                -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock                         470           166
     (Payment) proceeds from (purchase) sale of minority
             interest in subsidiary                                 (11)          183
     Payments on long-term obligations                             (216)         (613)
     Proceeds from issuance of long-term obligations                  -         1,293
     Net borrowings under revolving loan note                    20,484        18,073
                                                                -------       -------
                Cash provided by financing activities            20,727        19,102

EFFECT OF EXCHANGE RATE ON CASH                                       4           (17)
                                                                -------       -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                       (15,353)       (5,287)

CASH AND CASH EQUIVALENTS, Beginning of period                   19,819         7,731
                                                                -------       -------
CASH AND CASH EQUIVALENTS, End of period                         $4,466        $2,444
                                                                -------       -------
                                                                -------       -------


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

          Certain March 31, 1997 amounts have been reclassified to conform with March 31, 1998 classifications.

     2.   Inventories

                                                               As of
                                                      -----------------------
                                                       March 31,      June 30,
                                                         1998           1997
                                                         ----           ----
                                                            (Thousands)
               Raw materials                           $ 7,154        $ 5,186
               Work-in-process                          23,688         17,540
               Finished goods                            3,266          3,967
               Deferred supplies                         4,703          4,174
                                                       -------        -------
                                                       $38,811        $30,867
                                                       -------        -------
                                                       -------        -------


          Income Taxes

          The provision for income taxes consisted of:

                                        Nine Months Ended
                                            March 31,
                                         1998      1997
                                        ------    ------
                                           (Thousands)
     Current:
       Domestic                         $3,977    $2,797
       Foreign                             598       493
                                        ------    ------
                                         4,575     3,290
     Deferred:
       Domestic                          1,415     1,020
       Foreign                             ---       ---
                                        ------    ------
                                         1,415     1,020
                                        ------    ------
Total                                   $5,990    $4,310
                                        ------    ------
                                        ------    ------

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

     5.   Additional Cash Flow Information


                                        Nine Months Ended
                                            March 31,
                                        1998      1997
                                        ----      ----
Cash paid during the period for:

   Interest                             $2,589    $2,817
                                        ------    ------
                                        ------    ------
   Income Taxes                         $5,421    $2,794
                                        ------    ------
                                        ------    ------

Supplemental schedule of noncash
investing and financing activities:

Unexpended bond funds                   $ (484)   $ (473)
                                        ------    ------
                                        ------    ------

     6.   Earnings Per Share

          In February 1997, the FASB issued SFAS No. 128, EARNINGS PER SHARE. This Statement established new standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or common stock equivalents. It replaces the presentation of primary EPS with a presentation of basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. In addition the statement requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

          The Company was required to adopt SFAS No. 128 effective for the quarter ended December 31, 1997. Following is a reconciliation of basic and diluted EPS for the three month and nine month periods ended March 31, 1998 and 1997, respectively.

For the three months ended March 31, 1998
-----------------------------------------

                                                                  Weighted
                                                        Net        Average        Earnings
                                                      Income       Shares        Per Share
                                                  ----------    ----------      ----------
Basic EPS
   Income available to
     common stockholders                          $3,913,000     8,175,612      $     0.48
Effect of Dilutive Securities
  Options                                                           31,504
                                                  ----------    ----------      ----------
Diluted EPS                                       $3,913,000     8,207,116      $     0.48
                                                  ----------    ----------      ----------
                                                  ----------    ----------      ----------

For the three months ended March 31, 1997
-----------------------------------------

                                                                  Weighted
                                                        Net        Average        Earnings
                                                      Income       Shares        Per Share
                                                  ----------    ----------      ----------
Basic EPS
   Income available to
     common stockholders                          $2,862,000     5,536,163      $     0.52
Effect of Dilutive Securities
  Options                                                           44,580           (0.01)
                                                  ----------    ----------      ----------
Diluted EPS                                       $2,862,000     5,580,743      $     0.51
                                                  ----------    ----------      ----------
                                                  ----------    ----------      ----------

For the nine months ended March 31, 1998
-----------------------------------------

                                                                  Weighted
                                                        Net        Average        Earnings
                                                      Income       Shares        Per Share
                                                  ----------    ----------      ----------
Basic EPS
   Income available to
     common stockholders                          $8,128,000     8,161,647      $     1.00
Effect of Dilutive Securities
  Options                                                           51,634           (0.01)
                                                  ----------    ----------      ----------
Diluted EPS                                       $8,128,000     8,213,281      $     0.99
                                                  ----------    ----------      ----------
                                                  ----------    ----------      ----------

For the nine months ended March 31, 1997
-----------------------------------------

                                                                  Weighted
                                                        Net        Average        Earnings
                                                      Income       Shares        Per Share
                                                  ----------    ----------      ----------
Basic EPS

Income available to
     common stockholders                          $6,174,000     5,532,212      $     1.12
Effect of Dilutive Securities
  Options                                                           30,610           (0.01)
                                                  ----------    ----------      ----------
Diluted EPS                                       $6,174,000     5,562,822      $     1.11
                                                  ----------    ----------      ----------
                                                  ----------    ----------      ----------


          Options to purchase 13,844 shares of common stock at prices ranging from $18.63 per share to $19.13 per share were outstanding during the third quarter and first nine months of fiscal 1998, but were not included in the computation of diluted
          EPS because the
          option's exercise price was greater then the average market price of the common shares. The options, which expire between January 5, 2007 and August 24, 2007, were still outstanding at March 31, 1998.

     7.   Amended and Restated Credit Agreement

          On April 3, 1998, the Company and its bank entered into the Amended and Restated Credit Agreement (the "Credit Agreement") providing for an increase in unsecured loans from $60 million to $110 million and an extension of the maturity date to April 3, 2003. This Credit Agreement consists of a $40 million term loan and a $70 million revolving credit facility. The term loan begins amortizing on March 31, 1999, with a final maturity of April 3, 2003. Loans under the Credit Agreement will bear interest at fluctuating rates of either: (i) the agent bank's corporate base rate subject to a reduction of 0.25% (25 basis points) if certain financial ratios are met or (ii) LIBOR plus 1.50% subject, in the case of the LIBOR rate option, to a reduction of up to 0.50% (50 basis points) if certain financial ratios are met. In connection with this amendment, approximately $400,000 of financing costs were capitalized and are being amortized over five years. Loans under this revolving credit facility may be used for general corporate purposes, acquisitions and approved investments. On April 6, 1998, the Company entered into an agreement under which it agreed to convert the $40 million U.S. denominated term loan to Pounds Sterling at a 8.32% fixed rate of interest. In addition, the Company entered into an interest rate swap agreement under which it agreed to pay quarterly a 7.42% fixed rate of interest in exchange for quarterly receipt of LIBOR plus 1.50% on $15.0 million of its revolving credit facility.

     8.   Third Amendment to Note Purchase Agreement

          On April 3, 1998, the Company and the insurance company holding the Company's $20 million aggregate principal amount of unsecured, senior notes entered into the Third Amendment to the Note Purchase Agreement providing for an increase in permitted subsidiary indebtedness from $3.5 million to $8.0 million.

     9.   Sheffield Forgemasters Group Limited

          On April 6, 1998, Atchison Casting UK Ltd ("ACUK"), a subsidiary of the Company, acquired all of the outstanding capital stock, consisting of 76,987,733 ordinary shares of capital stock, of Sheffield Forgemasters Group Limited ("Sheffield"), incorporated in England and Wales, from the stockholders of Sheffield for approximately U.S. $54.9 million in cash and 1,040,000 ordinary shares of ACUK valued at U.S. $914,817. Cash acquired, in excess of related transaction costs and on-going working capital requirements, was approximately U.S. $4.3 million, resulting in an effective net purchase price of approximately U.S. $51.5 million. The 1,040,000 ordinary shares, consisting of approximately 5.0% of the outstanding stock of ACUK were issued to Sheffield management in exchange for 1,267,477 shares of Sheffield instead of the cash consideration. Sheffield includes Forgemasters Steel & Engineering Limited, River Don Castings Limited, Forged Rolls (UK) Limited and British Rollmakers
          Limited, among other operating units. The companies' products serve a variety of markets and end users, including steel rolling mills, paper and plastic processing, oil and gas exploration and production, fossil and nuclear electricity generation and forging ingots. The Company financed this transaction with funds available under its bank credit facility.

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                         OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

Net sales for the third quarter of fiscal 1998 were $91.6 million, representing an increase of $25.3 million, or 38.2%, over net sales of $66.3 million in the third quarter of fiscal 1997. The operations acquired by the Company since January 1, 1997 generated net sales of $1.7 million and $26.6 million in the third quarter of fiscal 1997 and fiscal 1998, respectively, as follows:

                                                  FY97 3rd Qtr  FY98 3rd Qtr
            Operation             Date Acquired    Net Sales     Net Sales
            ---------             -------------    ---------     ---------
 Jahn Foundry Corp.                2 / 14 / 97    $1.7 million  $3.1 million
 PrimeCast, Inc.                   7 / 01 / 97         --        8.5 million
 Inverness Castings Group, Inc.   10 / 06 / 97         --       15.0 million

Excluding net sales generated by the operations acquired since January 1, 1997, net sales for the third quarter of fiscal 1998 were $65.0 million, representing an increase of $400,000, or 0.6%, from net sales of $64.6 million in the third quarter of fiscal 1997. This 0.6% increase in net sales was due primarily to increases in net sales to the rail, mining and construction and utility markets, partially offset by an decrease in net sales to the energy market.

Net sales for the first nine months of fiscal 1998 were $244.9 million, representing an increase of $68.0 million, or 38.4%, over net sales of $176.9 million in the first nine months of fiscal 1997. The operations acquired by the Company since the beginning of fiscal 1997 generated net sales of $19.9 million and $89.6 million in the first nine months of fiscal 1997 and fiscal 1998, respectively, as follows:

                                                  FY97 First Nine   FY98 First Nine
                                                      Months            Months
            Operation             Date Acquired      Net Sales         Net Sales
            ---------             -------------      ---------         ---------
 Los Angeles Die Casting Inc.     10 / 01 / 96      $4.5 million      $ 7.9 million
 Canada Alloy Castings, Ltd.      10 / 26 / 96       4.4 million        7.7 million
 Pennsylvania Steel Foundry
   & Machine Company              10 / 31 / 96       9.3 million       12.6 million
 Jahn Foundry Corp.                2 / 14 / 97       1.7 million        8.9 million
 PrimeCast, Inc.                   7 / 01 / 97           --            25.0 million
 Inverness Castings Group, Inc.   10 / 06 / 97           --            27.5 million

Excluding net sales generated by the operations acquired in fiscal 1997 and fiscal 1998, net sales for the first nine months of fiscal 1998 were $155.3 million, representing a decrease of $1.7 million, or 1.1%, over net sales of $157.0 million in the first nine months of fiscal 1997. This

1.1% decrease in net sales was due primarily to decreases in net sales to the energy, utility and military markets, partially offset by an increase in net sales to the rail market.

Gross profit for the third quarter of fiscal 1998 increased by $2.1 million, or 17.5%, to $14.1 million, or 15.4% of net sales, compared to $12.0 million, or 18.1% of net sales, for the third quarter of fiscal 1997. Gross profit for the first nine months of fiscal 1998 increased by $7.3 million, or 25.4%, to $36.0 million, or 14.7% of net sales, compared to $28.7 million, or 16.2% of net sales, for the first nine months of fiscal 1997. The increase in gross profit for both periods is primarily attributable to increased sales volume levels.
The decrease in gross profit as a percentage of net sales for both periods is primarily attributable to (i) a decrease in the absorption of overhead resulting from a reduction in net sales (a) to the paper-machinery market at the Company's subsidiary, PrimeCast, Inc. ("PrimeCast"), (b) at La Grange Foundry Inc. ("La Grange") due to the efforts of La Grange's largest customer to reduce their inventory levels and (c) to the energy market at the Company's subsidiary, Canadian Steel Foundries, Ltd. ("Canadian Steel") and (ii) above average training expense associated with the start-up of new customer jobs at the Company's Amite facility. Partially offsetting these factors, for the first nine months of fiscal 1998, was the inclusion in the prior year period of: (i) lost production and expenses associated with the conversion from cupola to electric melting at The G&C Foundry Company ("G&C") and (ii) costs associated with the addition of iron casting capability at Empire Steel Castings, Inc. ("Empire").

Selling, general and administrative expense ("SG&A") for the third quarter of fiscal 1998 was $6.3 million, or 6.8% of net sales, compared to $6.0 million, or 9.0% of net sales, in the third quarter of fiscal 1997. For the first nine months of fiscal 1998, SG&A was $18.9 million, or 7.7% of net sales, compared to $15.2 million, or 8.6% of net sales, for the first nine months of fiscal 1997. The increase in SG&A was primarily attributable to expenses associated with the operations acquired by the Company in fiscal 1997 and fiscal 1998. The decrease in SG&A as a percentage of net sales in both periods was primarily due to decreased expenses related to the company's management incentive bonus plan and decreased expenditures for outside professional services.

Amortization of certain intangibles for the third quarter of fiscal 1998 was $231,000 or 0.3% of net sales, as compared to $182,000 or 0.3% of net sales, in the third quarter of fiscal 1997. Amortization of certain intangibles for the first nine months of fiscal 1998 was $637,000 or 0.3% of net sales, as compared to $503,000, or 0.3% of net sales, for the first nine months of fiscal 1997.
The intangible assets consist of goodwill recorded in connection with the acquisition of Prospect Foundry, Inc. ("Prospect"), Kramer International, Inc., Empire, G&C, Los Angeles Die Casting Inc. and Inverness Castings Group, Inc. ("Inverness"). Partially offsetting the expense relating to the amortization of these assets is the amortization of the excess of acquired net assets over cost (negative goodwill) recorded by the Company in connection with the acquisition of Canadian Steel.

Interest Expense for the third quarter of fiscal 1998 decreased to $841,000 or 0.9% of net sales, from $937,000, or 1.4% of net sales, in the third quarter of fiscal 1997. For the first nine months of fiscal 1998, interest expense decreased to $2.1 million, or 0.9% of net sales, from $2.4 million,
or 1.4% of net sales, in the first nine months of fiscal 1997.    The decrease
in interest expense is primarily the result of a decrease in the average amount of indebtedness outstanding during the fiscal 1998 periods.

Income tax expense for the third quarter and first nine months of fiscal 1998 reflected the combined federal, state and provincial statutory rate of approximately 41.5%. Income tax expense for the third quarter and first nine months of fiscal 1997 reflected the combined federal, state and provincial statutory rate of approximately 40.0%. The Company's combined effective tax rate reflects the different federal, state and provincial statutory rates of the various jurisdictions in which the Company operates, and the proportion of taxable income earned in each of those tax jurisdictions.

As a result of the foregoing, net income for the third quarter of fiscal 1998 was $3.9 million, compared to net income of $2.9 million for the third quarter of fiscal 1997. Net income for the first nine months of fiscal 1998 was $8.1 million, compared to net income of $6.2 million for the first nine months of fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by operating activities for the first nine months of fiscal 1998 was $5.1 million, a decrease of $9.3 million from the first nine months of fiscal 1997. This decrease was primarily attributable to increased working capital requirements primarily relating to trade receivable, inventory and accrued expenses balances.

Working capital was $62.0 million at March 31, 1998, as compared to $57.2 million at June 30, 1997. The increase primarily resulted from net additional working capital of $14.0 million associated with the Company's acquisitions, partially offset by the use of existing cash balances for the Company's acquisitions and a $2.9 million increase in the current maturities of the Company's existing outstanding indebtedness.

During the first nine months of fiscal 1998, the Company made capital expenditures of $13.2 million, as compared to $9.6 million for the first nine months of fiscal 1997. Included in the first nine months of fiscal 1998 were capital expenditures of $1.6 million on a new sand reclamation system at the Atchison/St. Joe Division and $2.7 million on a new mold line at Prospect. Included in the first nine months of fiscal 1997 were capital expenditures of $2.0 million at G&C, primarily relating to the conversion from cupola to electric melting.

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

On April 3, 1998, the Company and its bank entered into the Amended and Restated Credit Agreement (the "Credit Agreement") providing for an increase in unsecured loans from $60 million to $110 million and an extension of the maturity date to April 3, 2003. This Credit Agreement consists of a $40 million term loan and a $70 million revolving credit facility. The term loan begins amortizing on March 31, 1999, with a final maturity of April 3, 2003. Loans under the Credit Agreement will bear interest at fluctuating rates of either: (i) the agent bank's corporate base rate subject to a reduction of 0.25% (25 basis points) if certain financial ratios are met or (ii) LIBOR plus 1.50% subject, in the case of the LIBOR rate option, to a reduction of up to 0.50% (50 basis points) if certain financial ratios are met. In connection with this amendment, approximately $400,000 of financing costs were capitalized and are being amortized over five years. Loans under this revolving credit facility may be used for general corporate purposes, acquisitions and approved investments. On April 6, 1998, the Company entered into an agreement under which it agreed to convert the $40 million U.S. denominated term loan to Pounds Sterling at a 8.32% fixed rate of interest. In addition, the Company entered into an interest rate swap agreement under which it agreed to pay quarterly a 7.42% fixed rate of interest in exchange for quarterly receipt of LIBOR plus 1.50% on $15.0 million of its revolving credit facility.

On April 3, 1998, the Company and the insurance company holding the Company's $20 million aggregate principal amount of unsecured, senior notes entered into the Third Amendment to the Note Purchase Agreement providing for an increase in permitted subsidiary indebtedness from $3.5 million to $8.0 million.

On April 6, 1998, Atchison Casting UK Ltd ("ACUK"), a subsidiary of the Company, acquired all of the outstanding capital stock, consisting of 76,987,733 ordinary shares of capital stock, of Sheffield Forgemasters Group Limited ("Sheffield"), incorporated in England and Wales, from the stockholders of Sheffield for approximately U.S. $54.9 million in cash and 1,040,000 ordinary shares of ACUK valued at U.S. $914,817. Cash acquired, in excess of related transaction costs and on-going working capital requirements, was approximately U.S. $4.3 million, resulting in an effective net purchase price of approximately U.S. $51.5 million. The 1,040,000 ordinary shares, consisting of approximately 5.0% of the outstanding stock, of ACUK were issued to Sheffield management in exchange for 1,267,477 shares of Sheffield instead of the cash consideration. Sheffield includes Forgemasters Steel & Engineering Limited, River Don Castings Limited, Forged Rolls (UK) Limited and British Rollmakers Limited, among other operating units. The companies' products serve a variety of markets and end users, including steel rolling mills, paper and plastic processing, oil and gas exploration and production, fossil and nuclear electricity generation and forging ingots. The Company financed this transaction with funds available under its bank credit facility.

Total indebtedness of the Company at April 6, 1998 was $102.1 million, as compared to $28.7 million at June 30, 1997. This increase of $73.4 million reflects indebtedness incurred of $18.9 and $54.9 million to finance the acquisitions of Inverness and Sheffield, respectively. At April 6, 1998, $9.5 million was available for borrowing under the Company's bank credit facility.

The Company believes that its operating cash flow and amounts available for borrowing under its bank credit facility will be adequate to fund its capital expenditure and working capital requirements for the next two years. However, the level of capital expenditure and working capital requirements may be greater than currently anticipated as a result of the size and timing of future acquisitions, or as a result of unforeseen expenditures relating to compliance with environmental laws.

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

PART II

ITEM 1 -  Legal Proceedings

          NOT APPLICABLE

ITEM 2 -  Changes in Securities and Use of Proceeds

          NOT APPLICABLE

ITEM 3 -  Defaults Upon Senior Securities

          NOT APPLICABLE

ITEM 4 -  Submission of Matters to a Vote of Security Holders

          NOT APPLICABLE

ITEM 5 -  Other Information

          NOT APPLICABLE

ITEM 6 -  Exhibits and Reports of Form 8-K

          (A)     Exhibits

                  2.1 The Offer Document from ACUK to the stockholders of Sheffield dated April 6, 1998 (incorporated by reference to Exhibit 2.1 of Form 8-K filed April 16, 1998)

                  2.2 Deed of Warranty and Undertaking in respect of Sheffield and its Subsidiaries dated April 6, 1998 by and among Phillip Montague Wright, Malcom Arthur Brand and David Fletcher and ACUK (incorporated by reference to Exhibit
                       2.2 of Form 8-K filed April 16, 1998)

                 4.1a The Amended and Restated Credit Agreement dated as of April 3, 1998, among the Company, the Banks party thereto and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4.1a of Form 8-K filed April 16, 1998)

                 4.1b Pledge and Security Agreement dated as of April 3, 1998, between the Company and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4.1b of Form 8-K filed April 16, 1998)

                  4.2 Third Amendment dated as of April 3, 1998 to the Note Purchase Agreement dated July 29, 1994 between the Company and Teachers Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.2 of Form 8-K filed April 16, 1998)

                 10.1 The Share Exchange Agreement dated April 6, 1998 in respect of the ordinary shares of Sheffield by and among David Fletcher and others, ACUK and the Company (incorporated by reference to Exhibit 10.1 of Form 8-K filed April 16, 1998)

                  27   Financial Data Schedule

          (B)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

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

                                            ATCHISON CASTING CORPORATION
                                                   (Registrant)


     DATE:  May 1,  1998              /s/ HUGH H. AIKEN
                                      -------------------------------------
                                      Hugh H. Aiken, Chairman of the
                                      Board, President and Chief
                                      Executive Officer


     DATE:  May 1, 1998               /s/ KEVIN T. MCDERMED
                                      -------------------------------------
                                      Kevin T. McDermed, Vice
                                      President, Chief Financial
                                      Officer, Treasurer and Secretary