Form 10-K
period 1998-06-30
ATCHISON CASTING CORP
filed 1998-09-17
CIK 911115

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington,  D. C. 20549
                                      FORM 10-K
(Mark One)
/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended June 30, 1998
                                         OR
/  /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from ________ to _________

                           Commission file number 1-12541

                            ATCHISON CASTING CORPORATION
               (Exact name of registrant as specified in its charter)

          Kansas                                              48-1156578
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

    400 South Fourth Street
       Atchison, Kansas                                          66002
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (913) 367-2121

           SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                                       Name of Each Exchange on
        Title of Each Class                                 Which Registered
        -------------------                            ------------------------
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

The aggregate market value of the Common Stock, par value $.01 per share, of the registrant held by nonaffiliates of the registrant as of September 9, 1998 was $93,022,031.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of September 9, 1998: 8,127,768 Shares


                          DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Proxy Statement for the Annual Meeting of Stockholders to be held November 20, 1998, are incorporated by reference into
Part III.

                                    PART I

ITEM 1.   BUSINESS

GENERAL

     ACC manufactures highly engineered metal castings that are utilized in a wide variety of products, such as tractor-crawlers, excavators, wheel-loaders, gas, steam and hydroelectric turbines, pumps, valves, locomotives, passenger rail cars, automobiles, trucks, army tanks, navy ships, paper-making machinery, oil field equipment, computer peripherals, office furniture, home appliances, satellite receivers and consumer goods. Having completed seventeen acquisitions since its inception in 1991, the Company has established itself as a leading consolidator in the castings industry. As a result of these acquisitions, the Company has the ability to produce castings from a wide selection of materials, including carbon, low-alloy and stainless steel, gray and ductile iron, aluminum and zinc as well as the ability to manufacture parts in a variety of sizes, ranging from small die cast components for the computer industry that weigh a few ounces to mill housings for the steel industry that weigh up to 275 tons. Moreover,
ACC has extensive tooling and machining operations.   The Company believes
that its broad range of capabilities, which addresses the needs of many different markets, provides a distinct competitive advantage in the casting industry.

     The Company was founded to pursue a strategy of growth and diversification through acquisitions in the highly fragmented foundry industry. Following the initial acquisition of the steel casting operations of Rockwell International in 1991, the Company has continued to acquire foundries in the U.S., Canada and the U.K. As a result of these acquisitions, as well as internal growth, ACC's net sales have increased from approximately $54.7 million in its first fiscal year ended June 30, 1992, to $373.8 million for the fiscal year ended June 30, 1998, resulting is a compound annual growth rate of 37.8%.

     Since 1991, the number of customers served by the Company has increased from 12 to more than 400, including companies such as Caterpillar, Gardner Denver, General Motors, General Electric, Westinghouse, General Dynamics, Shell, British Steel, Nucor, Ingersoll-Dresser, John Deere, Chrysler, and Meritor (formerly Rockwell International). The Company has received supplier excellence awards for quality from, or has been certified by, substantially all of its principal customers.

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

     STRATEGIC ACQUISITIONS

     ACQUIRE LEADERS AND BUILD CRITICAL MASS. The Company initially seeks to acquire foundries that are considered leaders in their respective sectors. After acquiring a leader in a new market, ACC strives to make subsequent acquisitions that further penetrate that market and take advantage of the leader's technical expertise. The Atchison/St. Joe Division is a leader in the field of large, complex steel castings. This acquisition in 1991 provided credibility for ACC's presence in the industry and established a base for add-on acquisitions. Following the Atchison/St. Joe Division acquisition, the Company added capacity and strengthened its base through the add-on acquisitions of Amite Foundry and Machine, Inc. ("Amite") in 1993 and Canadian Steel Foundries, Ltd. ("Canadian Steel") in 1994. As an additional example, Prospect Foundry, Inc. ("Prospect") was acquired in 1994 due to its leading position in gray and ductile iron casting production. The subsequent acquisition of La Grange Foundry Inc. ("La Grange") in 1995 further enhanced ACC's position in this market.

     BROADEN PRODUCT OFFERINGS AND CAPABILITIES. The Company also seeks to acquire foundries that add a new product line or customer base that can be leveraged throughout ACC's network of foundries. For example, prior to the acquisition of Prospect in 1994, which expanded ACC's capabilities to include gray and ductile iron, the Company only produced carbon and low alloy steel castings. The acquisition of Quaker Alloy, Inc. ("Quaker Alloy") expanded ACC's stainless and high alloy steel capabilities to include a wider range of casting sizes. Los Angeles Die Casting Inc. ("LA Die Casting"), a leading die caster of aluminum and zinc components for the computer and recreation markets, provides ACC with an entry into the aluminum and zinc die casting markets. PrimeCast, Inc. ("PrimeCast") (formerly the Beloit Castings Division of Beloit Corporation) expanded ACC's capabilities to produce large iron castings. The acquisition of Sheffield Forgemasters Group Limited ("Sheffield") brings to ACC the ability to offer cast and forged rolls, larger steel castings and centrifically cast parts.

     DIVERSIFY END MARKETS. The Company attempts to lessen the cyclical exposure at individual foundries by creating a diversified network of foundries that serve a variety of end markets. Kramer International, Inc. ("Kramer"), a supplier of pump impellers, was acquired in 1995, expanding ACC's sales to the energy and utility sectors. The Company believes ACC's presence in these markets somewhat offsets its exposure to the railroad and mining and construction markets, as energy and utility cycles do not necessarily coincide with railroad investment or mining and construction cycles. The acquisition of Prospect diversified the end markets served by the Company by providing access to both the agricultural equipment and trucking industries. Currently, the Company serves more than ten major end-user markets, compared to three in 1991.

     The following table presents the Company's seventeen acquisitions and their primary strategic purpose.


                                   DATE
MANUFACTURING UNIT               ACQUIRED      STRATEGIC PURPOSE
---------------------            --------      -----------------
Atchison/St. Joe Division        06/14/91      Leader in carbon and low
                                                 alloy, large, complex steel
                                                 castings. Initial platform for
                                                 Company strategy.

Amite                            02/19/93      Increase capacity to take on
                                                 new projects with customers.
                                                 Add-on to Atchison/St. Joe
                                                 Division.

Prospect                         04/01/94      Leader in gray and ductile
                                                 iron castings.

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

Empire Steel Castings, Inc.      02/01/95      Build position in pump and
                                                 valve markets. Add-on to Quaker
                                                 Alloy.

La Grange                        12/14/95      Build position in gray and
                                                 ductile iron casting markets.

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

Pennsylvania Steel Foundry       10/31/96      Well regarded in turbine
& Machine Company                                industry. Build position
                                                 in power generation, pump
                                                 and valve markets. Add-on
                                                 to Quaker Alloy and Empire.

Jahn Foundry Corp.               02/14/97      Develop position in market for
                                                 automotive castings. Add-on
                                                 iron foundry.

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

Inverness Castings Group, Inc.   10/06/97      Expand in automotive and
                                                 aluminum products.

Sheffield                        04/06/98      Enter European marketplace and
                                                 add new product lines,
                                                 including forgings.

Claremont Foundry, Inc.          05/01/98      Company's first automatic
                                                 molding line for steel castings
                                                 made in green sand molds.
                                                 Penetrate more deeply into mass
                                                 transit market.

                                               4

     INTEGRATION OF ACQUIRED FOUNDRIES

     STRENGTHEN MARKETING FUNCTIONS. Many foundries, particularly those that operate as captive foundries or only rely on a small number of customers, do not have strong marketing capabilities. ACC views this industry-wide marketing weakness as an opportunity to establish a competitive advantage. The Company places great emphasis on maximizing new business opportunities by strengthening marketing capabilities, adding sales people and cross-selling between foundries.

     One way in which ACC builds the marketing efforts of its foundries is to increase the number of sales personnel at both existing and acquired foundries. In addition to sales people added through acquisitions, the Company has incrementally increased the sales force by 29%. Another element of the Company's marketing effort is to jointly develop castings with its customers. Joint development projects using new technology, and the resulting increased service and flexibility provided to customers, is an important marketing tool and has been instrumental in receiving several new orders. For example, a joint development project between Caterpillar and ACC led to the production of the boom tip casting for one of Caterpillar's new hydraulic excavators. Joint development projects have also taken place with General Motors, Nordberg and Chrysler, among others.

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

     INTRODUCE ADVANCED TECHNOLOGY. As part of its acquisition strategy, the Company is systematically introducing new advanced technologies into each of its acquired foundries to enhance their competitive position. For example, the Company's capabilities in finite element analysis and three-dimensional solid modeling are having a beneficial impact on sales and casting production by helping customers to design lighter and stronger castings, shortening design cycles, lowering casting costs and in some cases creating new applications. These new technologies have enhanced the Company's ability to assist customers in the component design and engineering stages, strengthening the Company's relationships with its customers. New techniques involve computerized solid models that are used to simulate the casting process, to make patterns and auxiliary tooling and to machine the finished castings. The Company intends to implement this new technology in all of its foundries and, to date, eleven of ACC's foundries have implemented or are in the process of implementing this technology.

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

     LEVERAGE MANAGEMENT EXPERTISE. The Company believes that improvements can often be made in the way acquired foundries are managed, including the implementation of new technologies, advanced employee training programs, standardized budgeting processes and profit sharing programs and providing access to capital. To this effect, ACC enhances management teams to add technical, marketing or production experience, if needed. For example, ACC was able to significantly improve the profitability of Canadian Steel by adding new members to management, entering new markets, installing finite element solidification modeling and providing capital. As another example, under ACC ownership, La Grange was able to negotiate a new labor agreement, create profit sharing for all employees, broaden its customer base and install solidification modeling.

INDUSTRY TRENDS

     The American Foundrymen's Society estimates that global casting production was 67.9 million metric tons in 1996, of which steel castings accounted for approximately 5.5 million tons, iron castings for approximately
54.1 million tons and nonferrous castings for approximately 8.3 million tons. It is further estimated that the top ten producing countries represent 72% of the total production, with the U.S. representing in excess of 20% of the world market.

     The U.S. casting industry is estimated to have had shipments of approximately 14.1 million tons in 1996, of which steel castings accounted for approximately 1.4 million tons, iron castings for approximately 10.3 million tons and nonferrous castings for approximately 2.4 million tons. Recent estimates forecast approximately 3% growth in shipments in each of 1997 and 1998. The Company has been able to grow at a rate in excess of the overall industry principally as a result of its strategy and due to key trends affecting the casting industry, including the following:

     INDUSTRY CONSOLIDATION

     Although still highly fragmented, the foundry industry has consolidated from approximately 465 steel foundries and 1,400 iron foundries in 1982 to approximately 285 and 700 foundries, respectively, in 1997. As the industry has consolidated, capacity utilization has increased from approximately 45% in 1982 to more than 75% in 1997. This consolidation trend has been accompanied by increased outsourcing of casting production and OEM supplier rationalization.

     OUTSOURCING. Many OEMs are outsourcing the manufacture of cast components to independent foundries in an effort to reduce their capital and labor requirements and to focus on their core businesses. Management believes that captive foundries are often underutilized, inefficiently operated and lack the latest technology. Several of ACC's OEM customers, such as Caterpillar, General Motors, General Electric, Meritor (formerly Rockwell International), Ingersoll-Dresser, Gardner Denver and Beloit Corporation, have closed or sold one or more of their captive foundries during the past ten years and have outsourced the castings which they once made to independent suppliers such as the Company. As described above, the closure of these facilities has contributed to increased capacity utilization at the remaining foundries.

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

     The Company believes new casting technologies have led to growth in casting shipments by replacing forgings and fabrications in certain applications. In the past, fabricated (welded) components have been used in order to reduce tooling costs and product development lead-time. New casting technology has helped to reduce the weight and cost, and shorten the lead-time, of castings and has therefore increased the relative attractiveness of cast components. For example, these improvements allowed an ACC customer to replace a fabricated steel boom that is used in a typical mining vehicle with one that is cast. The cast steel boom weighs 20% less than the fabricated component that it replaced, allowing an increase in payload. Product life is increased due to greater corrosion resistance. Another customer replaced the combination cast/fabricated body of a rock crusher with a one-piece casting, reducing labor for cutting, welding and machining as a result. An example of an application in which castings have replaced forged products is the blow-out preventer that is used to control a well "blow-out" during drilling. These products are required to comply with stringent safety standards because blow-out preventers must be able to contain pressures of 15,000 pounds per-square-inch. Due to lower costs and equally stringent safety features made possible by new casting technologies, castings have substantially replaced forgings for some blow-out preventer bodies.

MARKETS AND PRODUCTS

     MINING AND CONSTRUCTION. ACC's castings are used in tractor-crawlers, mining trucks, excavators, drag lines, wheel-loaders, rock crushers, diesel engines, slurry pumps, coal mining machines and ore-processing equipment. Mining and construction equipment customers include Caterpillar, Nordberg, Meritor (formerly Rockwell International), Gardner Denver, John Deere, Komatsu, Harnischfeger and Euclid, among others. Products supplied to the mining and construction industry accounted for 31.1%, 31.4% and 23.1% of the Company's net sales in fiscal 1996, fiscal 1997 and fiscal 1998, respectively.

     AUTOMOTIVE. The automotive industry uses both iron and aluminum castings, as well as aluminum die castings. ACC recently entered this market through the purchase of Jahn Foundry Corp. ("Jahn Foundry") in Springfield, Massachusetts and Inverness Castings Group, Inc. ("Inverness") in Dowagiac, Michigan. Customers in this market include General Motors and Chrysler, among others. Automotive products produced by the Company accounted for 1.6% and 10.4% of the Company's net sales in fiscal 1997 and fiscal 1998, respectively.

     UTILITIES. Many of ACC's castings are used in products for the utility industry, such as pumps, valves and gas compressors. ACC also makes steam, gas and hydroelectric turbine castings, nuclear plant components, sewage treatment parts and other castings for the utility industry. In addition, the Company manufactures replacement products that are used when customers perform refurbishments. Customers include Westinghouse, General Electric, GEC-Alsthom, Sulzer, Siemens, Kvaerner, Goulds Pumps, and Neles Controls. Utility products produced by the Company accounted for 21.5%, 13.1% and 9.9% of the Company's net sales in fiscal 1996, fiscal 1997 and fiscal 1998, respectively.

     ENERGY. The Company's products for the energy market include pumps, valves and compressors for transmission and refining of petrochemicals, blow-out preventers and mud pumps for drilling and work-over of wells, lifting hooks and shackles for offshore installation of equipment, winch components for rig positioning, nodes for platform construction, subsea components and other oil field castings. Shell, Amoco, Aker-Verdal, Shaffer, Cooper Energy, Hydril, Solar, Nordstrom, Ingersoll-Dresser Pumps and Amclyde are among the Company's many energy-related customers. Energy products produced by the Company accounted for 12.2%, 14.3% and 8.9% of the Company's net sales in fiscal 1996, fiscal 1997 and fiscal 1998, respectively.

     RAILROAD. The Company supplies cast steel undercarriages for locomotives, among other parts, for this market. GM is ACC's largest locomotive customer, and has purchased locomotive castings from the Atchison/St. Joe Division for over 50 years.

     MILITARY. Weapons and equipment for the Army, Navy and Coast Guard employ many different types of castings. The Company makes components for ships, battle tanks, howitzers and other heavy weapons. The military casting market has declined sharply, but ACC has been able to replace this volume by targeting new products such as turbines, compressors, pumps and valves. Customers in this market include General Dynamics, Litton, Bath Iron Works, Boeing, the U.S. Army and Avondale Shipyards, among others.

     TRUCKING. The Company manufactures components used on truck engines and suspension systems. Many of ACC's castings are used in aftermarket products to achieve better fuel economy or to enhance ride characteristics. Customers include Horton Industries, Detroit Diesel and others.

     FARM EQUIPMENT. ACC makes a variety of castings for farm tractors, baling equipment, harvesters, sugar cane processors and other agricultural equipment for customers such as John Deere, Caterpillar and New Holland.

     PAPER-MAKING MACHINERY. The paper-making machinery industry uses a variety of iron, steel and non-ferrous castings, both in original equipment and for the aftermarket. ACC has been a minor supplier to this market since 1992. The acquisition of the castings division of Beloit Corporation in July 1997 makes ACC a significant supplier of castings to this market.

     MASS TRANSIT. ACC began making undercarriages for passenger rail cars in 1992 and is a leading casting supplier to the mass transit market. The Company's castings are used on the BART system in San Francisco, METRA in Chicago, NCTD in San Diego, MARTA in Atlanta, and in Miami and Vancouver. ACC's La Grange and Claremont Foundry, Inc. ("Claremont") cast components used in subway cars in several cities, including New York City, which is the largest user of subway cars in North America.

     STEEL INDUSTRY. The steel industry uses rolls to form cast steel into sheets, bars, rods, beams and plates, which are then used to make end products such as car bodies, tin cans and bridges. Rolls are consumed as steel is rolled, so there is a steady demand for rolls. Customers in this market include British Steel and Nucor, among others. Sheffield Forgemasters Rolls Limited ("Forgemasters Rolls") is one of the world leaders in cast and forged rolls for the steel making industry.

     OTHER. Other markets include process equipment such as rubber mixers, plastic extruders, dough mixers, machine tools and a variety of general industrial applications. With the acquisition of LA Die Casting, the Company entered the consumer market. LA Die Casting supplies components used to make recreational vehicles, computer peripherals, direct satellite receivers and pool tables. Customers include California Amplifier, RC Design, Care Free of Colorado and Printronix.

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

BACKLOG

     The Company's backlog is based upon customer purchase orders that the Company believes are firm and does not include purchase orders anticipated but not yet placed. At June 30, 1998, the Company's backlog was approximately $198.2 million, as compared to backlog of approximately $80.8 million at June 30, 1997. The backlog is scheduled for delivery in fiscal 1999 except for approximately $27.1 million, of which $20.3 million is scheduled for delivery in fiscal 2000. The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company. The Company historically has not experienced cancellation of any significant portion of customer orders.

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

     ACC, and the foundry industry in general, competes with manufacturers of fabrications in some application areas. The Company believes that the relative advantages of castings, particularly in light of new casting design technology, which reduces weight, cost and leadtime while improving casting quality, will lead to increased replacement of fabrications by iron and steel castings. The Company competes with foundries in Asia, Europe and North America.

MANUFACTURING

     CASTINGS. Casting is one of several methods, along with forging and fabricating, which shape metal into desired forms. Castings are made by pouring or introducing molten metal into a mold and allowing the metal to cool until it solidifies, creating a monolithic component. Some castings, such as die castings, are made with a permanent metal mold which can be used repeatedly. Others, such as sand castings, are made in a sand mold which is used only once. Forgings are made by shaping solid metal with pressure, usually in a die or with hammers. Fabrications are made by welding together separate pieces of metal. Castings may offer significant advantages over forgings and fabrications. A well-designed casting can be lighter, stronger and more stress and corrosion resistant than a fabricated part. Although castings and forgings are similar in several respects, castings are generally less expensive than forgings.

     CASTING PROCESS. The steel casting manufacturing process involves melting steel scrap in electric arc or induction furnaces, adding alloys, pouring the molten metal into molds made of sand or iron and removing the solidified casting for cleaning, heat treating and quenching prior to machining the casting to final specifications. The manufacture of a steel casting begins with the molding process. Initially, a pattern constructed of wood, aluminum or plastic is created to duplicate the shape of the desired casting. The pattern, which has similar exterior dimensions to the final casting, is positioned in a flask and foundry sand is packed tightly around it. After the sand mold hardens, the pattern is removed. When the sand mold is closed, a cavity remains within it shaped to the contours of the removed pattern. Before the mold is closed, sand cores are inserted into the cavity to create internal passages within the casting. For example, a core would be used to create the hollow interior of a valve casing. With the cores in place, the mold is closed for pouring. Castings for rolls are sometimes made by stirring the mold while the liquid steel or iron is being poured into it.

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

     FORGING PROCESS. The forging process applies pressure by hitting or pressing a heated ingot or wrought steel blank. The forged piece is then heat-treated and machined much in the same manner as a steel casting.

     MATERIALS. Steel is more difficult to cast than iron, copper or aluminum because it melts at higher temperatures, undergoes greater shrinkage as it solidifies, causing the casting to crack or tear if the mold is not properly designed, and is highly reactive with oxygen, causing chemical impurities to form as it is poured through air into the mold. Despite these challenges, cast steel has become a vital material due to its superior strength compared to other ferrous metals. In addition, most of the beneficial properties of steel match or exceed those of competing ferrous metals. The Company's first foundry, which today forms the Atchison/St. Joe Division, produced carbon and low alloy steel castings when it was acquired from Rockwell International in 1991. ACC added an AOD vessel for making stainless steel in order to better supply the pump and valve markets, which sometimes require stainless steel castings to be made from the same patterns used for carbon steel castings. Also in 1994, ACC purchased Quaker Alloy, which specialized in casting high alloy and stainless steels for valves, pumps and other equipment. Sheffield, Canadian Steel and Canada Alloy Castings, Ltd.

("Canada Alloy") also make high alloy and stainless castings, further reinforcing ACC's market position and skill base concerning the casting of stainless and specialty, high alloy steels.

     In applications that do not require the strength, ductility and/or weldability of steel, iron castings are generally preferred due to their lower cost, shorter lead-times and somewhat simpler manufacturing processes. Ductile iron is stronger and more flexible than traditional cast iron, known as gray iron, but is easier and less expensive to cast than steel. Due to these qualities, the demand for ductile iron is increasing faster than for either traditional gray cast iron or cast steel. In 1994, ACC initiated manufacturing of gray and ductile iron through the acquisition of Prospect. ACC's presence in ductile iron was increased through the subsequent purchases of La Grange, The G&C Foundry Company ("G&C") and PrimeCast.

     Aluminum castings (including die castings) generally offer lighter weight than iron or steel, and are usually easier to cast because aluminum melts at a lower temperature. These advantages, coupled with low prices for aluminum during the last decade, have led to a substantial increase in the use of aluminum castings, especially in motor vehicles. Aluminum's relative softness, lower tensile strength and poor weldability limit its use in many applications where iron and steel castings are currently employed. In 1996, ACC entered the nonferrous market with the purchase of LA Die Casting, which die casts aluminum and zinc.

     Steel, unlike iron, can be forged as well as cast. Forging compresses steel, and is preferred for some critical applications like nuclear vessels, turbine shafts and pressure vessels, among others.

     The ability to provide cast and forged components in a broad range of materials allows ACC to present itself as a "one-stop shop" for some customers and simplifies purchasing for others. Since customers in general have a goal of reducing their total number of suppliers, a broader range of materials and casting skills gives ACC an advantage over many other foundry operations.

     MACHINING. The Company machines many of its steel castings, typically to tolerances within 30 thousandths of an inch. Some castings are machined to tolerances of one thousandth of an inch. Machining includes drilling, threading or cutting operations. The Company's Sheffield, St. Joe, Amite and Inverness machine shops have a wide variety of machine tools, including CNC machine tools. The Company also machines some of its castings at Canadian Steel, Quaker Alloy, Empire Steel Castings, Inc. ("Empire") and Kramer. The ability to machine castings provides a higher value-added product to the customer and improved quality. Casting imperfections, which are typically located near the surface of the casting, are usually discovered during machining and corrected before the casting is shipped to the customer.

     NON-DESTRUCTIVE TESTING. Customers typically specify the physical properties, such as hardness and strength, which their castings are to possess. The Company determines how best to meet those specifications. Regular testing and monitoring of the manufacturing process are necessary to maintain high quality and to ensure the consistency of the castings. Electronic testing and monitoring equipment for tensile, impact, radiography, ultrasonic, magnetic particle, dye penetrant and spectrographic testing are used extensively to analyze molten metal and test castings.

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


                                                                                                    TONS
                                                                                                  SHIPPED
                                                                                  ESTIMATED*     12 MONTHS
                                                                                   ANNUAL          ENDED         ESTIMATED*
     MANUFACTURING       METALS CAST OR                                           CAPACITY        JUNE 30,        CAPACITY
        UNIT                 FORGED                  MAJOR APPLICATIONS          IN NET TONS        1998         UTILIZATION
     -------------       --------------              ------------------          -----------      ---------     -----------
Atchison/St. Joe         Carbon, low              Mining and construction,          30,000         27,500            92%
Division                 alloy and                rail, military, valve,
                         stainless steel          turbine and compressor


Amite                    Carbon and               Marine, mining and                14,000          4,391            31%
                         low alloy steel          construction

Prospect                 Gray and                 Construction, agricultural,       12,500         10,624            85%
                         ductile iron             trucking, hydraulic, power
                                                  transmission and machine
                                                  tool

Quaker Alloy             Carbon, low              Pump and valve                     6,000          1,774            30%
                         alloy and
                         stainless steel

Canadian Steel           Carbon, low              Hydroelectric and steel            6,000          2,327            39%
                         alloy and                mill
                         stainless steel

Kramer                   Carbon, low              Pump impellers and                 1,450          1,011            70%
                         alloy and                casings
                         stainless steel,
                         gray and
                         ductile iron


Empire                   Carbon and               Pump and valve                     4,800          1,243            26%
                         low alloy steel
                         and gray,
                         ductile and
                         nickel resistant
                         iron

La Grange                Gray, ductile            Mining and construction           14,000         10,315            74%
                         and compacted            and transportation
                         graphite iron

G&C                      Gray and                 Fluid power (hydraulic            12,000          9,356            78%
                         ductile iron             control valves)




                                                                                                    TONS
                                                                                                  SHIPPED
                                                                                  ESTIMATED*     12 MONTHS
                                                                                   ANNUAL          ENDED         ESTIMATED*
     MANUFACTURING       METALS CAST OR                                           CAPACITY        JUNE 30,        CAPACITY
        UNIT                 FORGED                  MAJOR APPLICATIONS          IN NET TONS        1998         UTILIZATION
     -------------       --------------              ------------------          -----------      ---------     -----------

LA Die Casting           Aluminum and             Communications,                    2,400          1,221            51%
                         zinc                     recreation and computer

Canada Alloy             Carbon, low              Power generation, pulp             2,500          1,301            52%
                         alloy and                and paper machinery,
                         stainless steel          pump and valve


Pennsylvania             Carbon and               Power generation, pump             3,700          2,310            62%
  Steel Foundry          stainless steel          and valve
  and Machine
  Company

Jahn                     Gray iron                Automotive, air                   11,000          6,199            56%
                                                  conditioning and
                                                  agricultural

PrimeCast                Gray and                 Paper-making machinery            19,840         11,512            58%
                         ductile iron
                         and stainless
                         steel

Inverness                Aluminum                 Automotive, furniture and         10,400          8,183            79%
                                                  appliances

Forgemasters Rolls       Iron and Steel           Steel and aluminum                31,000         26,623            86%
                                                  rolling

Sheffield                Iron and Steel           Oil and gas, ingot,              113,000         63,146            56%
Forgemasters                                      petrochemical, power
Engineering                                       generation
Limited

Claremont                Steel                    Mining and mass transit            6,000          1,776            30%
                                                                                   --------       -------            ----
         Totals                                                                    300,590        190,812            63%
                                                                                   --------       -------            ----
                                                                                   --------       -------            ----

-------------
*    Estimated annual capacity and utilization are based upon management's estimate of the applicable manufacturing unit's theoretical capacity assuming a certain product mix and assuming such unit operated five days a week, three shifts per day and assuming normal shutdown periods for maintenance. Actual capacities will vary, and such variances may be material, based upon a number of factors, including product mix and maintenance requirements.

                                                                14

RAW MATERIALS

     The principal raw materials used by the Company include scrap iron and steel, aluminum, zinc, molding sand, chemical binders and alloys, such as manganese, nickel and chrome. The raw materials utilized by the Company are available in adequate quantities from a variety of sources. From time to time the Company has experienced fluctuations in the price of scrap steel, which accounts for approximately 4% of net sales, and alloys, which account for less than 2% of net sales. The Company has generally been able to pass on the increased costs of raw materials and has escalation clauses for scrap with certain of its customers. As part of its commitment to quality, the Company issues rigid specifications for its raw materials and performs extensive inspections of incoming raw materials.

QUALITY ASSURANCE

     The Company has adopted sophisticated quality assurance techniques and policies which govern every aspect of its operations to ensure high quality. During and after the casting process, the Company performs many tests, including tensile, impact, radiography, ultrasonic, magnetic particle, dye penetrant and spectrographic tests. The Company has long utilized statistical process control to measure and control dimensions and other process variables. Analytical techniques such as Design of Experiments and the Taguchi Method are employed for troubleshooting and process optimization.

     As a reflection of its commitment to quality, the Company has been certified by, or won supplier excellence awards from, substantially all of its principal customers. Of 600 suppliers to General Motors' Electromotive Division, the Company was the first supplier to receive the prestigious Targets of Excellence award. Reflecting its emphasis on quality, the Atchison/St. Joe Division was certified to ISO 9001 in August 1995, which represents compliance with international standards for quality assurance. Quaker Alloy, La Grange, Canada Alloy, Jahn Foundry, Pennsylvania Steel Foundry & Machine Company ("Pennsylvania Steel") and Canadian Steel have each been certified to ISO 9002. Other ACC foundries are preparing for ISO certification.

 EMPLOYEE AND LABOR RELATIONS

     As of June 30, 1998, the Company had approximately 4,700 full-time employees. In the last five years, the Company has not had any work stoppages. The Company's hourly employees are covered by collective bargaining agreements with several unions at fourteen of its locations. These agreements expire at varying times over the next several years. The following table sets forth a summary of the principal unions and term of the principal collective bargaining agreements at the respective locations.

                                                                                                 APPROXIMATE
                                                                                                  NUMBER OF
     MANUFACTURING                                                              DATE OF         MEMBERS (AS
        UNIT               NAME OF PRINCIPAL UNION      EFFECTIVE DATE       EXPIRATION         OF 06/30/98)
     -------------         -----------------------      --------------       -----------        ------------
Atchison/St. Joe         United Steelworkers of             03/04/96          05/09/99              430
                         America, Local 6943

Prospect                 Glass, Molders, Pottery,           03/18/95          06/01/99              208
                         Plastics & Allied Workers
                         International, Local 63B

Quaker Alloy             United Steelworkers of             07/15/95          07/15/99              142
                         America, Local 7274

Canadian Steel           Metallurgistes Unis                02/12/96          02/12/01              105
                         d'Amerique, Local 6859

Empire                   United Steelworkers of             03/01/97          02/28/02              101
                         America, Local 3178

La Grange                Glass, Molders, Pottery,           12/14/95          12/16/00              203
                         Plastics & Allied Workers
                         Union, Local 143

G&C                      United Electrical, Radio and       03/01/97          06/30/01              125
                         Machine Workers of America,
                         Local 714

LA Die Casting           United Automobile, Aircraft,       12/13/97          12/08/00               63
                         Agricultural Implement
                         Workers of America, Local 509

Canada Alloy             United Steelworkers of             04/04/97          04/03/02               70
                         America, Local 5699

Pennsylvania             United Steelworkers of             10/23/95          10/24/98              150
Steel                    America, Local 6541

Jahn                     Glass, Molders, Pottery,           06/01/98          06/03/01               92
                         Plastics and Allied Workers
                         International, Local 97

PrimeCast                Glass, Molders, Pottery,           08/04/96          08/04/00              121
                         Plastics and Allied Workers
                         International, Local 320

Inverness                United Paperworker's               02/05/97          08/05/01              203
                         International, Local 7363


                                                                                                 APPROXIMATE
                                                                                                  NUMBER OF
     MANUFACTURING                                                              DATE OF         MEMBERS (AS
        UNIT               NAME OF PRINCIPAL UNION      EFFECTIVE DATE       EXPIRATION         OF 06/30/98)
     -------------         -----------------------      --------------       -----------        ------------

Sheffield                Allied Engineering                 01/01/97          12/31/98              163
  Forgemasters
  Engineering
  Limited

                         Allied Engineering                 01/01/98          12/31/98               39
                         Foundry Section

                         General Municipal                  01/01/98          12/31/98               60
                         and Boilermakers

                         Iron and Steel Trades              01/01/97          12/31/98               76
                         Confederation

                         Manufacturing Science and          01/01/97          12/31/98               50
                         Finance

Forgemasters             Allied Engineering                 01/08/97          01/08/99              147
  Rolls

                         Allied Engineering                 01/08/97          01/08/99              117
                         Foundry Section

                         Allied Engineering - Sheffield     01/01/98          12/31/98               82




                                                       17

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers of the Company.


 NAME                          AGE   POSITION WITH THE COMPANY
-------                        ---   -------------------------
 Hugh H. Aiken..............    54   Chairman of the Board, President, Chief
                                           Executive Officer and Director

 David Fletcher.............    52   Group Vice President

 John R. Kujawa.............    44   Group Vice President

 Donald J. Marlborough......    62   Group Vice President

 Kevin T. McDermed..........    38   Vice President, Chief Financial Officer,
                                           Treasurer and Secretary

 Richard J. Sitarz..........    57   Vice President

 James Stott................    56   Vice President

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

     DAVID FLETCHER has been Group Vice President and Chairman and CEO of Atchison Casting UK Limited and the Sheffield Forgemasters Group since April 1998. Prior to this he was Chief Executive Officer of the Sheffield Forgemasters Group in Sheffield, England, having joined the group in 1986 as the main board director responsible for the Engineering group of companies comprising Forgemasters Steel & Engineering Limited, River Don Castings Limited, Forged Rolls (UK) Limited and British Rollmakers Corporation. From 1977 to 1986, Mr. Fletcher was Managing Director of various subsidiaries of the Aurora Group, including Darwin Alloy Castings, Edgar Allen Foundry, Willen Metals and Aurora Steels.

     JOHN R. KUJAWA has been Group Vice President-Atchison/St. Joe and Amite since November 1996 and Vice President-Atchison/St. Joe from August 1994 to November 1996. He served as Executive Vice President-Operations of the Company from July 1993 to August 1994, Vice President-Foundry of the Company from June 1991 to July 1993, Assistant Foundry Manager of the Company from 1990 to 1991 and as Senior Process Engineer of the Company from 1989 to 1990. He served as Operations Manager for Omaha Steel Castings, a foundry in Omaha, Nebraska, from 1984 to 1989.

     DONALD J. MARLBOROUGH has been Group Vice President-Canadian Steel, La Grange and Canada Alloy since November 1996, Vice President-Corporate Development and Canadian Steel from December 1994 to November 1996 and Vice President-La Grange from December 1995 to November 1996. From May 1991 to October 1994, Mr. Marlborough served as Vice President-Manufacturing and Plant Manager for American Steel Foundries, a foundry in Chicago, Illinois, and served as President and Director of Manufacturing for Racine Steel Castings, a foundry in Racine, Wisconsin, from 1985 to June 1990.

     KEVIN T. MCDERMED has been Vice President, Chief Financial Officer and Treasurer of the Company since June 1991 and has served as Secretary of the Company since May 1992. He served as the Controller of the Company from 1990 to June 1991 and as its Finance Manager from 1986 to 1990. Mr. McDermed has been with the Company since 1981.

     RICHARD J. SITARZ has been Vice President-Prospect since September 1994 and has served as President of Prospect since July 1992. He served as Executive Vice President of Prospect since 1985. Mr. Sitarz has been with Prospect since 1967.

     JAMES STOTT has been Vice President - Kramer since May 1998. He served as Group Vice President-Empire, Kramer, Pennsylvania Steel and Quaker Alloy from November 1996 to May 1998 and Vice President-Kramer from January 1995 to November 1996. He has served as President, Chief Executive Officer and Chief Operating Officer of Kramer International, Inc. (the predecessor of Kramer) since 1980.

PRODUCT WARRANTY

     The Company warrants that every product will meet a set of specifications, which is mutually agreed upon with each customer. The Company's written warranty provides for the repair or replacement of its products and excludes contingency costs. Often, the customer is authorized to make the repair within a dollar limit, in order to minimize freight costs and the time associated therewith. Although the warranty period is 90 days, this time limit is not strictly enforced if there is a defect in the casting. In fiscal 1998, warranty costs amounted to less than one percent of the Company's net sales.


ENVIRONMENTAL REGULATIONS

     Companies in the foundry industry must comply with numerous federal, state and local (and, with respect U.K. and Canadian operations, federal, provincial and local) environmental laws and regulations relating to air emissions, solid waste disposal, stormwater runoff, landfill operations, workplace safety and other matters. The Clean Air Act, as amended, the Clean Water Act, as amended, and similar provincial, state and local counterparts of these federal laws regulate air and water emissions and discharges into the environment. The Resource Conservation and Recovery Act, as amended, and the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), among other laws, address the generation, storage, treatment, transportation and disposal of solid and hazardous waste and releases of hazardous substances into the environment, respectively. The Company believes that it is in material compliance with applicable environmental laws and regulations and is not aware of any material outstanding violations or citations with respect thereto at any of its facilities, which would have a material adverse effect on the Company's financial condition and results of operations, with the exception that in July 1998,

EPA Region VII advised the Company of potential noncompliance with CERCLA/EPRCRA continuous release reporting requirements at its Atchison, Kansas facility. The Company is currently investigating its compliance status to determine if such noncompliance exists or existed. Depending upon the results of the investigation, the Company will either certify compliance or pay an $11,000 penalty that will absolve the Company from all alleged prior noncompliance at its Atchison, Kansas facility.

     A Phase I environmental assessment of each of the Company's facilities has been performed, and no significant or widespread contamination has been identified at any Company facility. A Phase I assessment includes an historical review, a public records review, a preliminary investigation of the site and surrounding properties and the preparation and issuance of a written report, but it does not include soil sampling or subsurface investigations. There can be no assurance that these Phase I assessments have identified, or could be expected to identify, all areas of contamination. As the Company evaluates and updates the environmental compliance programs at foundry facilities recently acquired, the Company may become aware of matters of noncompliance that need to be addressed or corrected. In addition, there is a risk that material adverse conditions could have developed at the Company's facilities since such assessments.

     The chief environmental issues for the Company's foundries are air emissions and solid waste disposal. Air emissions, primarily dust particles, are handled by dust collection systems. The Company anticipates that it will incur additional capital and operating costs to comply with the Clean Air Act Amendments of 1990 and the regulations that are in the process of being promulgated thereunder. The Company is currently in the process of obtaining permits under the new regulations and estimating the cost of compliance with these requirements and the timing of such costs. Such compliance costs, however, could have a material adverse effect on the Company's results of operations and financial condition.

     The solid waste generated by the Company's foundries generally consists of nonhazardous foundry sand that is reclaimed for reuse in the foundries until it becomes dust. The nonhazardous foundry dust waste is then disposed of in landfills, two of which are owned by the Company (one in Atchison County, Kansas, and one in Myerstown, Pennsylvania). No other parties are permitted to use the Company's landfills, which are both in material compliance with all applicable regulations to the Company's knowledge. Costs associated with the future closure of the landfills according to regulatory requirements could be material.

     While under prior ownership, Kramer was identified as a potentially responsible party ("PRP") with respect to cleanup of a waste disposal site located in Franklin, Wisconsin, which was used by one of Kramer's former subcontractors. The $6 million cleanup of this site has been completed. Kramer's insurance carriers paid $300,000 toward clean-up. The performing PRP has sued a group of nonperforming PRPs, including Kramer, for contribution. ACME PRINTING INK COMPANY V. MENARD, ET AL., Case No 89C834 (E.D. Wis.). Because of alleged unexpected cleanup costs, the performing PRP is demanding additional contribution from Kramer beyond the $300,000 already paid. Management believes that the resolution of this matter will not result in a material adverse effect of the Company's results of operations or financial condition. To date, all litigation costs related to this matter, including attorneys' fees have been paid by Kramer's insurance carriers.

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

ITEM 2.     PROPERTIES

     The Company's principal facilities are listed in the accompanying table, together with information regarding their location, size and primary function. The two landfills are used solely by the Company and contain nonhazardous materials only, principally foundry sand. All of the Company's principal facilities are owned.

     The following table sets forth certain information with respect to the Company's principal facilities.


                                                                      FLOOR SPACE
        NAME                LOCATION         PRINCIPAL USE            IN SQ. FEET
        ----                --------         -------------            -----------
  Corporate Office         Atchison, KS      Offices                      3,907

  Atchison Foundry         Atchison, KS      Steel foundry              451,218

  Atchison Pattern         Atchison, KS      Pattern storage            159,711
     Storage

  St. Joe Machine Shop     St. Joseph, MO    Machine shop               142,676

  Atchison Casting         Atchison, KS      Landfill for                   N/A
     Landfill                                 foundry sand

  Amite Foundry &          Amite, LA         Steel foundry and          282,000
   Machine Shop                               machine shop

  Prospect                 Minneapolis,      Iron foundry               133,000
                           MN

  Quaker Alloy             Myerstown,        Steel foundry &            301,000
                           PA                 landfill for
                                              foundry sand

  Canadian Steel           Montreal,         Steel foundry              455,335
                           Quebec

  Kramer                   Milwaukee,        Steel foundry               23,000
                           WI

  Empire                   Reading, PA       Iron and steel             177,000
                                              foundry

  La Grange                La Grange,        Iron foundry               189,000
                           MO

  G & C                    Sandusky, OH      Iron foundry                80,000

  LA Die Casting           Los Angeles,      Aluminum and zinc           35,000
                           CA                 die casting

  Canada Alloy             Kitchener,        Steel foundry               83,000
                           Ontario

  Pennsylvania Steel       Hamburg, PA       Steel foundry              158,618

  Jahn                     Springfield,      Iron foundry               207,689
                           MA

  PrimeCast                South             Iron foundry               325,000
                           Beloit, IL
                           and Beloit,
                           WI



                                                                      FLOOR SPACE
        NAME                LOCATION         PRINCIPAL USE            IN SQ. FEET
        ----                --------         -------------            -----------

  Inverness                Dowagiac, MI      Aluminum die               210,900
                                              casting
  Forgemasters Rolls       Sheffield         Iron and steel             694,306
                           and Crewe,         foundry
                           England and        and machine shop
                           Coatbridge,
                           Scotland

  Sheffield Forgemasters   Sheffield,        Iron and steel           1,225,247
  Engineering Limited      England            foundry, forge and
                                              machine shop

  Claremont                Claremont,        Steel Foundry              110,000
                           NH


ITEM 3.   LEGAL PROCEEDINGS

     Except for the suit involving Kramer in the section entitled
"Environmental Regulations," the Company is not a party to any material legal proceedings involving claims against the Company.

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


                                                         HIGH         LOW
                                                        ------     --------
Fiscal Year Ending June 30, 1997:
  First Quarter. . . . . . . . . . . . . . . . . .      16 1/4       13
  Second Quarter . . . . . . . . . . . . . . . . .      18 1/8       15 1/4
  Third Quarter. . . . . . . . . . . . . . . . . .      20 1/2       16 3/4
  Fourth Quarter . . . . . . . . . . . . . . . . .      19 3/8       15 11/16

Fiscal Year Ending June 30, 1998:
  First Quarter. . . . . . . . . . . . . . . . . .      22           16 3/4
  Second Quarter . . . . . . . . . . . . . . . . .      21 9/16      15 5/8
  Third Quarter. . . . . . . . . . . . . . . . . .      17 3/16      15 3/8
  Fourth Quarter . . . . . . . . . . . . . . . . .      20 1/8       15 3/8

Fiscal Year Ending June 30, 1999:
  First Quarter (through September 9, 1998). . . .      18 1/2       12 5/16

     As of September 9, 1998, there were over 2,200 holders of the Common Stock, including shares held in nominee or street name by brokers.

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

                   UNREGISTERED SECURITIES TRANSACTIONS

     In lieu of cash compensation for services rendered in their capacity as Directors of the Company, Mr. Ray Witt, Mr. John Whitney and Mr. Stuart Uram were each provided at their election 869, 434 and 849 shares, respectively, of common stock on July 22, 1997, July 22, 1997 and January 7, 1998, respectively, with a then-current market value of $18.42, $18.42 and $16.38 per share, respectively. Such transactions were exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to
Section 4(2) of the Act.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table contains certain selected historical consolidated financial information and is qualified by the more detailed Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial information for the fiscal years ended June 30, 1994, 1995, 1996, 1997 and 1998 has been derived from audited consolidated financial statements. The information below should be read in conjunction with Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                          -------------------------------------------------------------------
                                                                               FISCAL YEAR ENDED JUNE 30,
                                                          -------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                              1994           1995           1996           1997           1998
                                                          -------       --------       --------       --------       --------
Net Sales. . . . . . . . . . . . . . . . . . . . .        $82,519       $141,579       $185,081       $245,769       $373,768
Cost of Sales. . . . . . . . . . . . . . . . . . .         66,304        115,458        156,612        203,386        318,280
                                                          -------       --------       --------       --------       --------
    Gross Profit . . . . . . . . . . . . . . . . .         16,215         26,121         28,469         42,383         55,488
  Operating Expenses:
    Selling, General & Administrative. . . . . . .          6,581         13,058         15,459         21,559         28,798
    Amortization of Intangibles. . . . . . . . . .          1,209          1,392          1,508            632            850
    Other Income(1). . . . . . . . . . . . . . . .              -          6,370         26,957              -              -
                                                          -------       --------       --------       --------       --------
      Operating Income . . . . . . . . . . . . . .          8,425         18,041         38,459         20,192         25,840
  Interest Expense . . . . . . . . . . . . . . . .          1,223          2,326          2,845          3,227          3,896
  Minority Interest in Net Income of Subsidiaries.             62            280            225            270            448
                                                          -------       --------       --------       --------       --------
    Income Before Taxes and Extraordinary Item . .          7,140         15,435*        35,389*        16,695         21,496
  Income Taxes . . . . . . . . . . . . . . . . . .          2,494          5,971         14,063          6,967          8,731
                                                          -------       --------       --------       --------       --------
    Income Before Extraordinary Item . . . . . . .          4,646          9,464         21,326          9,728         12,765
  Extraordinary Item, net of tax(2). . . . . . . .          1,230              -              -              -              -
                                                          -------       --------       --------       --------       --------
    Net Income . . . . . . . . . . . . . . . . . .         $3,416         $9,464        $21,326         $9,728        $12,765
                                                          -------       --------       --------       --------       --------
                                                          -------       --------       --------       --------       --------
Earnings Per Share:
  Basic. . . . . . . . . . . . . . . . . . . . . .          $0.72          $1.73          $3.87          $1.68          $1.56
                                                          -------       --------       --------       --------       --------
                                                          -------       --------       --------       --------       --------
  Diluted. . . . . . . . . . . . . . . . . . . . .          $0.72          $1.73          $3.87          $1.67          $1.55
                                                          -------       --------       --------       --------       --------
                                                          -------       --------       --------       --------       --------
Net Income Per Share Excluding Extraordinary Item
    and Other Income(1)(2)
  Basic. . . . . . . . . . . . . . . . . . . . . .          $0.98          $1.02          $0.92          $1.68          $1.56
                                                          -------       --------       --------       --------       --------
                                                          -------       --------       --------       --------       --------
  Diluted. . . . . . . . . . . . . . . . . . . . .          $0.98          $1.02          $0.92          $1.67          $1.55
                                                          -------       --------       --------       --------       --------
                                                          -------       --------       --------       --------       --------


Weighted Average Common Shares Outstanding
  Basic. . . . . . . . . . . . . . . . . . . . . .      4,757,607      5,477,881      5,510,410      5,796,281      8,167,285
  Diluted. . . . . . . . . . . . . . . . . . . . .      4,757,607      5,484,745      5,516,597      5,830,695      8,218,686
SUPPLEMENTAL DATA:
 Depreciation and Amortization . . . . . . . . . .         $4,541         $6,067         $7,411         $8,667        $11,695
 Capital Expenditures(3) . . . . . . . . . . . . .          7,524         12,837         12,740         13,852         18,495
 Number of Operating Units at Period End . . . . .              3              7              9             13             17
BALANCE SHEET DATA (AT PERIOD END):
 Working Capital . . . . . . . . . . . . . . . . .        $19,240        $27,727        $36,419        $57,231        $76,782
 Total Assets. . . . . . . . . . . . . . . . . . .         87,217        130,287        162,184        213,408        346,139
 Long-Term Obligations . . . . . . . . . . . . . .         22,549         34,920         34,655         27,758         87,272
 Total Stockholders' Equity. . . . . . . . . . . .         42,683         52,698         74,654        122,731        135,614

* Includes other income of $6.4 million and $27.0 million for fiscal 1995 and fiscal 1996, respectively, consisting primarily of insurance proceeds related to the July 1993 Missouri River flood.

(1) Other income consists of $6.4 million and $27.0 million ($3.9 million and $16.2 million net of tax or $0.71 and $2.95 per share), for fiscal 1995 and fiscal 1996, respectively, consisting primarily of insurance proceeds related to the July 1993 Missouri River flood. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-General."

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

(3)  During fiscal 1994, fiscal 1995, fiscal 1996, fiscal 1997 and fiscal
     1998, the Company made capital expenditures of $4.7 million, $8.1 million, $1.8 million, $1.4 million and $589,000 respectively, in connection with the refurbishment of Amite. This 282,000 square foot facility was acquired in February 1993 and had been inactive for several years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company has pursued an active acquisition program designed to take advantage of consolidation opportunities in the widely fragmented foundry industry. The Company has acquired seventeen foundries since its inception. As a result of these completed transactions as well as internal growth, the Company's net sales have increased from approximately $54.7 million for its first full fiscal year ended June 30, 1992 to $373.8 million for the fiscal year ended June 30, 1998.

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

FISCAL YEAR ENDED JUNE 30, 1998 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1997

     Net sales for fiscal 1998 were $373.8 million, representing an increase of $128.0 million, or 52.0%, over net sales of $245.8 million in fiscal 1997.
 The operations acquired by the Company since the beginning of fiscal 1997 generated net sales of $33.8 million and $163.0 million in fiscal 1997 and fiscal 1998, respectively, as follows:

                                           Date            FY 1997        FY 1998
Operation                                Acquired         Net Sales      Net Sales
---------                                --------         ---------      ---------
                                                             (In            (In
                                                          millions)      millions)
LA Die Casting....................       10/01/96           $ 7.1          $10.4

Canada Alloy......................       10/26/96             6.4           10.0

Pennsylvania Steel................       10/31/96            14.9           15.8

Jahn..............................       02/14/97             5.4           12.1

PrimeCast.........................       07/01/97              --           33.9

Inverness.........................       10/06/97              --           41.9

Sheffield.........................       04/06/98              --           37.6

Claremont.........................       05/01/98              --            1.3

     Excluding net sales attributable to the operations acquired in fiscal 1997 and fiscal 1998, net sales for fiscal 1998 were $210.8 million, representing a decrease of $1.2 million, or 0.6%, over net sales of $212.0 million in fiscal 1997. This 0.6% decrease in net sales was due primarily to decreases in net sales to the energy, utility and military markets, partially offset by an increase in net sales to the rail market.

     Gross profit for fiscal 1998 increased by $ 13.1 million, or 30.9%, to $55.5 million, or 14.9% of net sales, compared to $42.4 million, or 17.2% of net sales, for fiscal 1997. The increase in gross profit was primarily attributable to the increase in net sales. The decrease in gross profit as a percentage of net sales is primarily attributable to: (i) a decrease in the absorption of overhead resulting from a reduction in net sales at PrimeCast, Inc. ("PrimeCast"), La Grange Foundry Inc. ("La Grange"), Canadian Steel Foundries, Ltd. ("Canadian Steel") and Canada Alloy Castings, Ltd. ("Canada Alloy"), (ii) above average training expenses associated with the startup of new customer jobs at Amite Foundry and Machine, Inc. ("Amite") and (iii) increased warranty costs at Pennsylvania Steel Foundry and Machine, Inc. ("Pennsylvania Steel"). In addition to these factors were non-recurring costs associated with the installation of a new sand system at the Atchison / St. Joe Division and a new molding line at Prospect Foundry, Inc. ("Prospect").

     Selling, general and administrative expense ("SG&A") for fiscal 1998 was $28.8 million, or 7.7% of net sales, compared to $21.6 million, or 8.8% of net sales, in fiscal 1997. The increase in SG&A was primarily attributable to expenses associated with the operations acquired by the Company in fiscal 1997 and fiscal 1998. The decrease in SG&A as a percentage of net sales was primarily due to decreased expenses related to the Company's management incentive bonus plans and decreased expenditures for outside professional services.

     Amortization of certain intangibles for fiscal 1998 was $850,000 or 0.2% of net sales, compared to $632,000, or 0.3% of net sales, in fiscal 1997.
The intangible assets consist of goodwill recorded in connection with the acquisitions of Prospect, Kramer International, Inc. ("Kramer"), Empire Steel Castings, Inc. ("Empire"), The G & C Foundry Company ("G&C"), Los Angeles Die Casting Inc. ("LA Die Casting") and Inverness Castings Group, Inc ("Inverness"). Partially offsetting the expense relating to the amortization of these assets is the amortization of the excess of acquired net assets over cost (negative goodwill) recorded by the Company in connection with the acquisition of Canadian Steel.

     Interest expense for fiscal 1998 increased to $3.9 million, or 1.0% of net sales, from $3.2 million, or 1.3% of net sales, in fiscal 1997. The increase in interest expense is primarily the result of an increase in the average amount of indebtedness outstanding during fiscal 1998.

     Income tax expense for fiscal 1998 and fiscal 1997 reflected the combined federal, state and provincial statutory rate of approximately 40% and 41%, respectively. The Company's combined effective tax rate reflects the different federal, state and provincial statutory rates of the various jurisdictions in which the Company operates, and the proportion of taxable income earned in each of those tax jurisdictions.

     As a result of the foregoing, net income increased from $9.7 million in fiscal 1997 to $12.8 million in fiscal 1998.

FISCAL YEAR ENDED JUNE 30, 1997 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1996

     Net sales for fiscal 1997 were $245.8 million, representing an increase of $60.7 million, or 32.8%, over net sales of $185.1 million in fiscal 1996. The operations acquired by the Company since the beginning of fiscal 1996 generated net sales of $14.8 million and $71.9 million in fiscal 1996 and fiscal 1997, respectively, as follows:

                                           Date         FY 1996       FY 1997
Operation                               Acquired      Net Sales     Net Sales
---------                               --------      ---------     ---------
                                                          (In           (In
                                                      millions)     millions)
La Grange.........................      12/14/95        $10.9         $ 23.5
G&C...............................      03/11/96          3.9           14.6
LA Die Casting....................      10/01/96         --              7.1
Canada Alloy......................      10/26/96         --              6.4
Pennsylvania Steel................      10/31/96         --             14.9
Jahn Foundry......................      02/14/97         --              5.4

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

     Gross profit for fiscal 1997 increased by $14.0 million, or 49.3%, to $42.4 million, or 17.2% of net sales, compared to $28.4 million, or 15.4% of net sales, for fiscal 1996. The increase in gross profit was primarily attributable to the increase in net sales. The increase in gross profit as a percentage of net sales was primarily attributable to:
(i) higher margin sales at Canadian Steel; (ii) lower operating costs at Amite; (iii) lower training expenses associated with new products; and (iv) lower maintenance expenses at some of the Company's other facilities. Partially offsetting these factors were costs associated with the conversion from cupola to electric melting at G&C and the addition of iron casting capability at Empire.

     SG&A for fiscal 1997 was $21.6 million, or 8.8% of net sales, compared to $15.5 million, or 8.4% of net sales, in fiscal 1996. The increase in SG&A was primarily attributable to expenses associated with the operations acquired by the Company in fiscal 1996 and fiscal 1997. The increase in SG&A as a percentage of net sales was primarily attributable to increased expenses related to the Company's management incentive bonus plans and increased expenses related to identifying and completing the Company's acquisitions.

     Amortization of certain intangibles for fiscal 1997 was $632,000, or 0.3% of net sales, compared to $1.5 million, or 0.8% of net sales, in fiscal 1996. The intangible assets consist of goodwill recorded in connection with the acquisitions of Prospect, Kramer, Empire, G&C and LA Die Casting. During fiscal 1996, the intangible assets included the capitalized value of a non-compete agreement with Rockwell International, which became fully amortized in June 1996. Partially offsetting the expense relating to the amortization of these assets is the amortization of the excess of acquired net assets over cost (negative goodwill) recorded by the Company in connection with the acquisition of Canadian Steel.

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

     Income tax expense for fiscal 1997 and fiscal 1996 reflected the combined federal, state and provincial statutory rate of approximately 41% and 40%, respectively. The Company's combined effective tax rate reflects the different federal, state and provincial statutory rates of the various jurisdictions in which the Company operates, and the proportion of taxable income earned in each of those tax jurisdictions.

     As a result of the foregoing factors, net income for fiscal 1997 was $9.7 million, compared to net income of $21.3 million for fiscal 1996. Excluding other income resulting from flood insurance payments, net income increased from $5.1 million in fiscal 1996 to $9.7 million in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed operations with internally generated funds, proceeds from the sale of senior notes and available borrowings under its bank credit facilities. Cash provided by operating activities for fiscal 1998 was $15.9 million, a decrease of $6.4 million from fiscal 1997. This decrease was primarily attributable to increased working capital requirements primarily relating to accounts payable balances.

     Working capital was $76.8 million at June 30, 1998, as compared to $57.2
million at June 30, 1997.   The increase primarily resulted from net
additional working capital of $44.8 million associated with the Company's acquisitions, partially offset by the use of existing cash balances for the Company's acquisitions and a $5.1 million increase in the current maturities of the Company's existing outstanding indebtedness.

     During fiscal 1998, the Company made capital expenditures of $18.4 million, as compared to $13.9 million for fiscal 1997. Included in fiscal 1998 were capital expenditures of $1.8 million on a new sand reclamation system at the Atchison/St. Joe Division and $3.2 million on a new mold line at Prospect. The balance of capital expenditures was used for routine projects at each of the Company's facilities, primarily related to productivity enhancing equipment, such as new mold lines, CNC pattern-cutting machines, machine tools, sand reclamation systems and computer hardware and software modeling systems. The Company expects to make approximately $25.0 million of capital expenditures during fiscal 1999, including new machining cells at the Atchison/St. Joe Division and new sand reclamation systems at Canadian Steel and PrimeCast.

     On April 3, 1998, the Company and its banks entered into an Amended and Restated Credit Agreement (the "Credit Agreement") providing for an increase in unsecured loans from $60 million to $110 million and an extension of the maturity date to April 3, 2003. This Credit Agreement consists of a $40 million term loan and a $70 million revolving credit facility. The term loan begins amortizing on March 31, 1999, with a final maturity of April 3, 2003. Loans under the Credit Agreement will bear interest at fluctuating rates of either: (i) the agent bank's corporate base rate subject to a reduction of 0.25% (25 basis points) if certain financial ratios are met or (ii) LIBOR plus 1.50% subject, in the case of the LIBOR rate option, to a reduction of up to 0.50% (50 basis points) if certain financial ratios are met. In connection with this amendment, $409,000 of financing costs were capitalized and are being amortized over five years. Loans under this revolving credit facility may be used for general corporate purposes, acquisitions and approved investments. On April 6, 1998, the Company entered into an agreement under which it agreed to convert the $40 million U.S. denominated term loan to British pounds at a 8.32% fixed rate of interest. In addition, the Company entered into an interest rate swap agreement under which it agreed to pay quarterly a 7.42% fixed rate of interest in exchange for quarterly receipt of LIBOR plus 1.50% on $15.0 million of its revolving credit facility.

     On April 3, 1998, the Company and the insurance company holding the Company's $20 million aggregate principal amount of unsecured, senior notes entered into the Third Amendment to the Note Purchase Agreement providing for an increase in permitted subsidiary indebtedness from $3.5 million to $8.0 million.

     On August 12, 1998, the Company announced that its Board of Directors had authorized a stock repurchase program of up to 1.2 million common shares of its then outstanding 8.2 million common shares. The stock repurchases may be made from time to time at prevailing prices in the open market or in privately negotiated transactions, depending on market conditions, the price of Company's common stock and other factors. The Company will make such stock repurchases using internally generated funds and borrowings under its credit facility, which currently allows repurchases of up to nearly $3.2 million of Company common stock. The Company intends to amend its financing agreements to permit the repurchases contemplated by this stock repurchase program, although there can be no assurance as to the amount to which the lenders will agree. Any share repurchases will be added to the Company's treasury shares and will be available for reissuance in connection with the Company's acquisitions, employee benefit plans or for other corporate purposes. Through August 31, 1998, the Company had repurchased 62,800 shares.

     The Company also announced that it is contemplating the issue of up to $100 million of senior subordinated notes through a private placement under Rule 144A, subject to market conditions. If consummated, the Company expects to use the net proceeds of the offering to reduce the Company's bank loans, fund future acquisitions and for working capital and general corporate purposes. The notes will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This announcement is neither an offer to sell nor a solicitation of an offer to buy these securities. If the Rule 144A offering is completed it is anticipated that the Company would subsequently register substantially similar notes to be offered in exchange for the initial notes by means of a prospectus.

     Total indebtedness of the Company at June 30, 1998 was $93.3 million, as compared to $28.7 million at June 30, 1997. This increase of $64.6 million reflects indebtedness incurred of $18.1 and $54.9 million to finance the acquisitions of Inverness and Sheffield, respectively. At June 30, 1998, $35.1 million was available for borrowing under the Company's revolving credit facility.

     The Company believes that its operating cash flow and amounts available for borrowing under its revolving credit facility will be adequate to fund its capital expenditure and working capital requirements for the next two years. However, the level of capital expenditure and working capital requirements may be greater than currently anticipated as a result of the size and timing of future acquisitions, or as a result of unforeseen expenditures relating to compliance with environmental laws. Acquisitions have been financed with borrowings under the Company's bank credit facilities and occasionally with common stock. During fiscal 1998, the Company purchased PrimeCast, 91.5% of the outstanding capital stock of Inverness and Sheffield for $8.2 million, $5.9 million (in addition to the payment and assumption of $12.2 million of outstanding indebtedness) and $54.9 million (in addition to $915,000 of subsidiary stock), respectively, in each case with available cash and funds available under the Company's then existing revolving credit facility.

     Effective September 1, 1998, the Company purchased 90% of the outstanding shares of London Precision Machine and Tool Ltd. ("London Precision") for U.S. $13.7 million cash, subject to adjustment. London Precision, located in London, Ontario, Canada, is an industrial machine shop which serves the locomotive, mining and construction, pulp and paper markets, among others. The Company financed this transaction with funds available under its revolving credit facility.

MARKET RISK

     The Company's market risk is impacted by changes in interest rates and foreign currency exchange rates. Derivative financial instruments are used by the Company to manage its exposure to interest rate and foreign currency risk. The Company does not hold or issue derivative instruments for trading purposes.

     The Company's floating rate debt obligations expose the Company to interest rate risk. To manage this potential risk, the Company may use interest rate swap agreements to limit the effect of increases in interest rates on any of the Company's U.S. dollar floating rate debt by fixing the rate without the exchange of the underlying principal or notional amount. Net amounts paid or received are added to or deducted from interest expense in the period accrued.

     The Company's British subsidiary, Sheffield, generates significant sales to customers outside of Great Britain whereby Sheffield invoices and receives payment from those customers in their local currencies. This creates foreign currency risk for Sheffield. To manage this risk Sheffield uses forward foreign exchange contracts to hedge receipts and payments of foreign currencies related to sales to its customers and purchases from its vendors outside of Great Britain.

     The Company also has foreign currency exposure with respect to its net investment in Sheffield. This exposure is to changes in the British Pound. To manage a portion of this exposure the Company entered into a combined interest rate and foreign currency swap. The Company also structures foreign balance sheets with appropriate levels of debt to reduce subsidiary net investments and subsidiary cash flows subject to conversion risk.

     At June 30, 1998, the Company had the following financial instruments with market risk exposure (currency amounts in thousands):

                             PRINCIPAL          NOTIONAL       MATURITY              PAY        RECEIVE          FAIR
INTEREST RATE RISK             AMOUNT            AMOUNT          DATE               RATE         RATE            VALUE
------------------           ---------          --------       --------             ----        -------          -----
Unsecured, Revolving
  Credit Facility             $ 15,000             N/A      April 3, 2003        7.16% (1)          N/A        $15,000
Interest Rate Swap               N/A           $15,000      April 3, 2003        5.92% (2)        5.67% (3)       ($77)
Unsecured, Revolving
  Credit Facility             $  8,000             N/A      April 3, 2003        7.15% (1)          N/A        $ 8,000
Unsecured, Revolving
  Credit Facility             $  2,000             N/A      April 3, 2003        8.50% (4)          N/A        $ 2,000
Term Loan between
  La Grange Foundry and
  the Missouri Department
  Finance Board               $  5,000             N/A       Nov. 1, 2011        3.80% (5)          N/A        $ 5,000
Unsecured, Term Loan          $ 40,000             N/A      April 3, 2003(6)     7.15% (1)          N/A        $40,000
Interest Rate and Foreign
 Currency Swap (7)  -              N/A         L24,002 (8)  April 3, 2003        6.82% (2)          N/A
(Interest Rate Component)          N/A         $40,000                             N/A            5.67% (3)        $55

FOREIGN CURRENCY RISK
---------------------
Interest Rate and Foreign
  Currency Swap (7)  -             N/A         L24,002 (8)  April 3, 2003          N/A              N/A           $(90)
 (Foreign Currency
  Component)                       N/A         $40,000


     At June 30, 1998, Sheffield had net contracts with a single counterparty to sell the following currencies and no significant un-hedged foreign currency exposure related to sales and purchase transactions (in thousands):

                      Local    Approximate                         Local    Approximate
                      Amount    Value(9)                           Amount     Value(9)
                      -----    -----------                         ------   -----------
U.S. dollars           28,239    $28,222      Spanish pesata       224,713     $1,464
Deutsche marks         17,754      9,816      Austrian schilling    14,628      1,149
French Francs          20,792      3,429      Japanese yen          63,300        453
Canadian dollars        4,805      3,270      Danish krona           2,556        371
Italian lira        3,425,686      1,923      Irish punt               251        349
Belgium francs         66,123      1,773      Finish marka             340         62
Dutch guilder           3,613      1,772      Swiss francs              13          9
Swedish krona          14,009      1,755                                     ----------
                                                Total                         $55,817
                                                                             ----------

(1) Rate resets periodically to LIBOR plus 1.50%. Rate represents rate in effect at June 30, 1998.
(2)  Fixed payment rate.
(3) Rate resets periodically to LIBOR. Rate represents rate in effect at June 30, 1998.
(4) Rate resets periodically to the Prime lending rate. Rate represents rate in effect at June 30, 1998.
(5)  Rate resets weekly. Rate represents rate in effect at June 30, 1998.
(6) Final maturity indicated. Equal quarterly installments of $1,429 are due commencing on March 31, 1999, with a final payment of $17,143 due at final maturity.
(7) The Interest Rate and Foreign Currency swap includes both an interest rate component and foreign currency component. The swap requires the periodic payment by the Company of principal and interest at a fixed rate in British Pounds, while the Company receives periodic principal payments and interest at a LIBOR rate from the counterparty. The U.S. dollar notional amount of the swap amortizes in accordance with the Company's $40,000 Term Loan (see (6) above) and the British Pound notional amortizes with the U.S. dollar notional at a fixed rate of exchange throughout the swap agreement. The interest rate portion of this swap is not considered an effective hedge against interest rate risk. The currency portion of the swap acts as an effective hedge on a portion of the Company's 31,213 British Pound denominated net investment in Sheffield, however, as the swap amortizes, the hedge on the net investment in Sheffield becomes less effective.
(8)  Denominated in British Pounds.
(9) The approximate value is the value of the local currencies translated first into British Pounds, which is the functional currency of Sheffield, at the June 30, 1998 spot rates, and then translated to U.S. dollars at the June 30, 1998 spot rate.

INFLATION

     Management does not believe that inflation has had a material adverse effect on the Company's operations or its prices.

YEAR 2000 COMPUTER ISSUES

     The Company has conducted a comprehensive review of its hardware and software systems to identify those systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the identified issues. The Company believes that, with replacement or modification of its existing computer systems, updates by vendors and conversion to new software, the Year 2000 issue will not pose significant operational problems for the Company's computer systems. The Company expects to complete implementation of computer systems that are Year 2000 compliant in fiscal 1999, although testing may continue in the first two quarters of fiscal 2000. Based on its review of non-information technology systems to date, the Company does not anticipate the need to develop an extensive contingency plan for such systems or to incur material costs in that regard.

     The Company relies on a number of customers and suppliers, including banks, telecommunication providers, utilities, and other providers of goods and services. The inability of these third parties to conduct their business for a significant period of time due to the Year 2000 issue could have a material adverse impact on the Company's operations. The Company is currently assessing the Year 2000 compliance of its significant customers and suppliers. To date, the Company has been advised by over half of its significant customers that they will be Year 2000 compliant by the end of calendar 1999. There can be no assurance that the systems of other companies that interact with the Company will be sufficiently Year 2000 compliant. The Company's reliance on single source suppliers, however, is minimal, and the Company seeks to limit sole source supply relationships. The Company, however, has entered into national service agreements for the supply of certain raw materials and freight service from single sources. If the Company does not identify or fix all year 2000 problems in critical operations, or if a major supplier or customer is unable to supply raw materials or receive the Company's product, the Company's results of operations or financial condition could be materially impacted.

     Year 2000 project expenditures to date total $550,000. The Company expects to incur an additional $1.6 million of additional costs. The Company presently anticipates that it will complete its Year 2000 assessment and remediation by June 30, 1999. However, there can be no assurance that the Company will be successful in implementing its Year 2000 implementation plan according to the anticipated schedule due to the potential lack of availability of trained personnel and their ability to identify relevant computer codes among other uncertainties. Although the Company expects its internal systems to be Year 2000 compliant as described above, the Company intends to prepare a contingency plan that will specify what it plans to do if it or important external companies are not Year 2000 compliant in a timely manner. The Company expects to prepare its contingency plan during fiscal 1999.

     Statements above in the subsections entitled "General," "Liquidity and Capital Resources," "Market Risk" and this subsection of this Annual Report on Form 10-K such as "expects," "intends," "contemplating" and statements regarding quarterly fluctuations, statements regarding the adequacy of funding for capital expenditure and working capital requirements for the next two years and similar expressions that are not historical are forward-looking statements that involve risks and uncertainties. Such statements include the Company's expectations as to future performance. Among the factors that could cause actual results to differ materially from such forward-looking statements are the following: the size and timing of future acquisitions, business conditions and the state of the general economy, particularly the capital goods industry, the strength of the dollar and the British pound, interest rates, the competitive environment in the casting industry and changes in laws and regulations that govern the Company's business, particularly environmental regulations.

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

     The following table presents selected unaudited supplemental quarterly results for fiscal 1997 and fiscal 1998.

                                                    FISCAL 1997                                        FISCAL 1998
                                                  QUARTERS ENDED                                     QUARTERS ENDED
                                   ---------------------------------------------    ---------------------------------------------
                                     SEPT.        DEC.        MAR.        JUNE           SEPT.      DEC.        MAR.       JUNE
                                     -----        ----        ----        ----           -----      ----        ----       ----
                                                    (unaudited)                                        (unaudited)
                                                                (In thousands, except per share data)
Net Sales. . . . . . . . . . .     $48,998      $61,622     $66,313      $68,836     $68,796      $84,435     $91,623    $128,914
Gross Profit . . . . . . . . .       6,641       10,111      11,976       13,655       9,212       12,663      14,120      19,493
Operating Income . . . . . . .       2,238        4,963       5,794        7,197       3,688        5,176       7,638       9,338
Net Income . . . . . . . . . .       $ 941      $ 2,371     $ 2,862      $ 3,554     $ 1,825      $ 2,390     $ 3,913    $  4,637
                                   -------      -------     -------      -------     -------      -------     -------    --------
                                   -------      -------     -------      -------     -------      -------     -------    --------
Net Income Per Share

   Basic . . . . . . . . . . .      $ 0.17       $ 0.43      $ 0.52       $ 0.54      $ 0.22       $ 0.29      $ 0.48      $ 0.57
                                   -------      -------     -------      -------     -------      -------     -------    --------
                                   -------      -------     -------      -------     -------      -------     -------    --------
   Diluted . . . . . . . . . .      $ 0.17       $ 0.43      $ 0.51       $ 0.54      $ 0.22       $ 0.29      $ 0.48      $ 0.56
                                   -------      -------     -------      -------     -------      -------     -------    --------
                                   -------      -------     -------      -------     -------      -------     -------    --------



NEW ACCOUNTING STANDARDS

     For a discussion of new accounting standards, see Note 1 of the Company's Notes to Consolidated Financial Statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is incorporated herein by reference to the section entitled "Market Risk" in the Company's Management's Discussion and Analysis of Results of Operations and Financial Condition in this Form 10-K.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A. The required information as to executive officers is set forth in Part I hereof.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

                        PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K


                                                                         PAGE
(a)  DOCUMENTS LIST                                                     NUMBER
     --------------                                                     ------
     (1)  The following financial statements are included in
           Part II Item 8:

          Report of Independent Accountants                                F-1

          Consolidated Balance Sheets at June 30, 1997 and 1998            F-2

          Consolidated Statements of Income For the Years                  F-4
          Ended June 30, 1996, 1997 and 1998

          Consolidated Statements of Stockholders' Equity                  F-5
          For the Years Ended June 30, 1996, 1997 and 1998

          Consolidated Statements of Cash Flows For the Years              F-6
          Ended June 30, 1996, 1997 and 1998

          Notes to Consolidated Financial Statements For the Years         F-7
          Ended June 30, 1996, 1997 and 1998

     (2)  No Financial Statement Schedules are required to be filed.

     (3)  List of Exhibits:

          Exhibits required by Item 601 of Regulation S-K are listed in the
          Exhibit Index which is incorporated herein by reference.


(b)  REPORTS ON FORM 8-K
     -------------------

     The Company filed a Form 8-K dated April 6, 1998, as amended by the Form 8-K/A dated June 22, 1998.

     Items Reported:

     Item 2.   Acquisition of Sheffield Forgemasters Group Limited
     Item 7.   Financial Statements and Exhibits

     (1)  Audited Consolidated Financial Statements of Sheffield
          Forgemasters Group Limited as of April 6, 1998 and March 31, 1997 and for the twelve months ended April 6, 1998, March 31, 1997 and March 31, 1996.

     (2) Pro forma Consolidated Financial Information consisting of a pro forma consolidated balance sheet as of March 31, 1998 and pro forma consolidated statements of operations for the twelve-months ended March 31, 1998, the nine-months ended March 31, 1998 and the year ended June 30, 1997.

 (c) EXHIBITS
     --------

     The response to this portion of Item 14 is submitted as a separate section to this report.


(d)  FINANCIAL STATEMENTS SCHEDULES
     ------------------------------
     The consolidated financial statement schedules required by this Item are listed under Item 14(a)(2).

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ATCHISON CASTING CORPORATION
                                   (Registrant)

                                   By: /s/ HUGH H. AIKEN
                                       ---------------------------
                                        Hugh H. Aiken
                                        Principal Executive Officer

Dated:  SEPTEMBER 9, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dated indicated:


    SIGNATURE              TITLE                             DATE
    ---------              -----                             ----
/S/ HUGH H. AIKEN          Chairman of the Board,            SEPTEMBER 9, 1998
----------------------     President, Chief Executive
     Hugh H. Aiken         Officer and Director
                           (Principal Executive Officer)


/S/ STUART Z. URAM         Director                          SEPTEMBER 9, 1998
----------------------
     Stuart Z. Uram


/S/ DAVID L. BELLUCK       Director                          SEPTEMBER 16, 1998
----------------------
     David L. Belluck


/S/ RAY H. WITT            Director                          SEPTEMBER 9, 1998
----------------------
     Ray H. Witt


/S/ JOHN O. WHITNEY        Director                          SEPTEMBER 11, 1998
----------------------
     John O. Whitney

/S/ KEVIN T. MCDERMED      Vice President, Chief             SEPTEMBER 9, 1998
----------------------     Financial Officer, Treasurer
    Kevin T. McDermed      and Secretary
                           (Principal Financial Officer
                           and Principal Accounting
                           Officer)

ATCHISON CASTING
CORPORATION AND
SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR
THE YEARS ENDED JUNE 30, 1996, 1997 AND 1998,
AND INDEPENDENT AUDITORS' REPORT

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                                                                                   PAGE
INDEPENDENT AUDITORS' REPORT                                                        F-1

FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 1996, 1997 AND 1998:

Consolidated Balance Sheets - June 30, 1997 and 1998                             F-2 - F-3

Consolidated Statements of Income - Years Ended June 30, 1996, 1997 and
1998                                                                                F-4

Consolidated Statements of Stockholders' Equity - Years Ended June 30, 1996,
1997 and 1998                                                                       F-5

Consolidated Statements of Cash Flows - Years Ended June 30, 1996, 1997
and 1998                                                                            F-6

Notes to Consolidated Financial Statements                                       F-7 - F-30

INDEPENDENT AUDITORS' REPORT

Board of Directors of
  Atchison Casting Corporation
Atchison, Kansas

We have audited the accompanying consolidated balance sheets of Atchison Casting Corporation and subsidiaries (the "Company") as of June 30, 1997 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.

Kansas City, Missouri
August 14, 1998
(September 3, 1998 with respect to Note 21)

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 AND 1998
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
-------------------------------------------------------------------------------

ASSETS                                                                      1997         1998
CURRENT ASSETS:

  Cash and cash equivalents                                                $ 19,819      $ 9,336
  Customer accounts receivable, net of allowance for doubtful
    accounts of $381 and $508 at June 30, 1997 and 1998, respectively        40,310       88,469
  Inventories                                                                30,867       62,146
  Deferred income taxes                                                       1,501        3,186
  Other current assets                                                        2,336        9,615
                                                                          ---------     --------

           Total current assets                                              94,833      172,752

PROPERTY, PLANT AND EQUIPMENT, Net                                           93,116      137,290

INTANGIBLE ASSETS, Net                                                       21,866       25,424

DEFERRED FINANCING COSTS, Net                                                   525          746

OTHER ASSETS                                                                  3,068        9,927
                                                                          ---------     --------

TOTAL                                                                     $ 213,408     $346,139
                                                                          ---------     --------
                                                                          ---------     --------


See notes to consolidated financial statements.

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 AND 1998
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                        1997         1998

CURRENT LIABILITIES:

  Accounts payable                                                         $ 11,530      $ 37,259
  Accrued expenses                                                           25,145        52,690
  Current maturities of long-term obligations                                   927         6,021
                                                                          ---------      --------

          Total current liabilities                                          37,602        95,970

LONG-TERM OBLIGATIONS                                                        27,758        87,272

DEFERRED INCOME TAXES                                                        16,349        12,608

OTHER LONG-TERM OBLIGATIONS                                                   1,243         3,670

EXCESS OF FAIR VALUE OF ACQUIRED NET ASSETS OVER COST, Net                      633           349

POSTRETIREMENT OBLIGATION OTHER THAN PENSION                                  5,844         7,596

MINORITY INTEREST IN SUBSIDIARIES                                             1,248         3,060

STOCKHOLDERS' EQUITY:

  Preferred stock, $.01 par value, 2,000,000 authorized shares; no shares issued and outstanding

  Common stock, $.01 par value, 19,300,000 authorized
    shares; 8,146,765 and 8,190,568 shares issued
    and outstanding in 1997 and 1998, respectively                               81            82
  Class A common stock (non-voting), $.01 par
    value, 700,000 authorized shares; no shares
    issued and outstanding

  Additional paid-in capital                                                 80,342        80,957
  Retained earnings                                                          42,440        55,205
  Accumulated foreign currency translation adjustment                          (132)         (630)
  Common stock held in treasury, 36,002
    shares in 1997 and 1998, at cost
                                                                          ---------      --------
           Total stockholders' equity                                       122,731       135,614
                                                                          ---------      --------

TOTAL                                                                     $ 213,408     $ 346,139
                                                                          ---------      --------
                                                                          ---------      --------

See notes to consolidated financial statements.

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 1996, 1997 AND 1998
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

-------------------------------------------------------------------------------

                                                    1996              1997               1998

NET SALES                                         $ 185,081         $ 245,769          $ 373,768

COST OF GOODS SOLD                                  156,612           203,386            318,280
                                                  ---------         ---------           --------

GROSS PROFIT                                         28,469            42,383             55,488

OPERATING EXPENSES:

  Selling, general and administrative                15,459            21,559             28,798
  Amortization of intangibles                         1,508               632                850
  Other income                                      (26,957)
                                                  ---------         ---------           --------

     Total operating expenses                        (9,990)           22,191             29,648
                                                  ---------         ---------           --------

OPERATING INCOME                                     38,459            20,192             25,840

INTEREST EXPENSE                                      2,845             3,227              3,896

MINORITY INTEREST IN NET INCOME OF SUBSIDIARIES         225               270                448
                                                  ---------         ---------           --------

INCOME BEFORE INCOME TAXES                           35,389            16,695             21,496

INCOME TAXES                                         14,063             6,967              8,731
                                                  ---------         ---------           --------

NET INCOME                                        $  21,326         $   9,728           $ 12,765
                                                  ---------         ---------           --------
                                                  ---------         ---------           --------

NET INCOME PER COMMON AND
  EQUIVALENT SHARES:

    BASIC                                         $    3.87         $    1.68           $   1.56
                                                  ---------         ---------           --------
                                                  ---------         ---------           --------

    DILUTED                                       $    3.87         $    1.67           $   1.55
                                                  ---------         ---------           --------
                                                  ---------         ---------           --------

WEIGHTED AVERAGE NUMBER OF COMMON
  AND EQUIVALENT SHARES OUTSTANDING:

    BASIC                                         5,510,410         5,796,281          8,167,285
                                                  ---------         ---------          ---------
                                                  ---------         ---------          ---------

    DILUTED                                       5,516,597         5,830,695          8,218,686
                                                  ---------         ---------          ---------
                                                  ---------         ---------          ---------

See notes to consolidated financial statements.

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1996, 1997 AND 1998
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

-------------------------------------------------------------------------------

                                                                                                     ACCUMULATED
                                                                                     MINIMUM           FOREIGN
                                                      ADDITIONAL                     PENSION           CURRENCY
                                            COMMON     PAID-IN       RETAINED        LIABILITY       TRANSLATION
                                            STOCK      CAPITAL       EARNINGS       ADJUSTMENT        ADJUSTMENT      TOTAL
                                            ------    ----------     --------       -----------      ------------    --------
Balance, July 1, 1995                        $  55    $ 41,623       $ 11,386       $   (375)          $   9         $ 52,698
  Issuance of 34,333 shares                      1         402                                                            403
  Exercise of stock options (10,000 shares)                134                                                            134
  Minimum pension liability adjustment,
    net of income tax expense of $59                                                      82                               82
  Purchase of 5,179 nonvested shares
    under Stock Restriction Agreement
  Foreign currency translation adjustment
    of investment in subsidiary                                                                            11              11
  Net income                                                           21,326                                          21,326
                                            ------    --------       --------       -------            ------       ---------

Balance, June 30, 1996                          56      42,159         32,712           (293)              20          74,654
  Issuance of  2,610,203 shares                 25      38,080                                                         38,105
  Exercise of stock options (7,600 shares)                 103                                                            103
  Foreign currency translation
    adjustment of investment in subsidiary                                                               (152)           (152)
  Minimum pension liability adjustment,
    net of income tax expense of $187                                                    293                              293
  Net income                                                            9,728                                           9,728
                                            ------    --------       --------       -------            ------       ---------

Balance, June 30, 1997                          81      80,342         42,440                            (132)        122,731
  Issuance of 15,793 shares                                227                                                            227
  Exercise of stock options (28,060 shares)      1         388                                                            389
  Foreign currency translation
    adjustment of investment in subsidiaries                                                             (498)           (498)
  Net income                                                           12,765                                          12,765
                                            ------    --------       --------       -------            ------       ---------

Balance, June 30, 1998                       $  82    $ 80,957       $ 55,205       $                  $ (630)      $ 135,614
                                            ------    --------       --------       -------            ------       ---------
                                            ------    --------       --------       -------            ------       ---------

See notes to consolidated financial statements.

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1996, 1997 AND 1998
(DOLLARS IN THOUSANDS)

-------------------------------------------------------------------------------

                                                                                1996          1997           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $ 21,326       $ 9,728       $ 12,765

  Adjustments to reconcile net income to net cash from operating activities:

    Depreciation and amortization                                                 7,411         8,667         11,695
    Minority interest in net income of subsidiaries                                 225           270            448
    Loss on disposal of capital assets                                                8            54            176
    Accretion of long-term obligation discount                                      161
    Deferred income taxes                                                         7,918         1,816          1,394
    Changes in assets and liabilities (exclusive of effects of acquired companies):

      Receivables                                                                (8,286)         (349)        13,071
      Insurance receivable                                                        6,137
      Inventories                                                                 1,614         1,231           (374)
      Other current assets                                                         (715)          205           (719)
      Accounts payable                                                           (1,480)          190         (6,854)
      Accrued expenses                                                            2,073            23        (16,472)
      Postretirement obligation other than pension                                  209           430            467
      Other                                                                           9            36            265
                                                                               --------       -------       --------

           Cash provided by operating activities                                 36,610        22,301         15,862
                                                                               --------       -------       --------

CASH FLOWS FROM  INVESTING ACTIVITIES:

  Capital expenditures                                                          (12,740)      (13,852)       (18,495)
  Proceeds from sale of capital assets                                                8            38          1,219
  Payment for purchase of net assets of subsidiaries,
    net of cash acquired                                                        (13,251)      (27,698)       (74,299)
  Assets held for resale                                                           (274)          840
  (Advances) repayments under subordinated note receivable                                       (800)           800
  Payment for investments in unconsolidated subsidiaries                           (330)         (330)
                                                                               --------       -------       --------

           Cash used in investing activities                                    (26,587)      (41,802)       (90,775)
                                                                               --------       -------       --------

CASH FLOWS FROM  FINANCING ACTIVITIES:

  Proceeds from issuance of common stock, net of costs                              537        38,208            616
  Proceeds from sale (payments for purchase) of stock in subsidiaries                63           178            (64)
  Proceeds from issuance of long-term obligations                                 5,309         1,293
  Payments on long-term obligations                                              (2,646)       (1,343)          (979)
  Capitalized financing costs paid                                                 (283)         (214)          (409)
  Net borrowings (repayments) under revolving loan note                          (6,031)       (6,521)        65,519
                                                                               --------       -------       --------

           Cash provided by (used in) financing activities                       (3,051)       31,601         64,683
                                                                               --------       -------       --------

EFFECT OF EXCHANGE RATE ON CASH                                                                   (12)          (253)

NET INCREASE (DECREASE ) IN CASH AND CASH EQUIVALENTS                             6,972        12,088        (10,483)

CASH AND CASH EQUIVALENTS, Beginning of period                                      759         7,731         19,819
                                                                               --------       -------       --------

CASH AND CASH EQUIVALENTS, End of period                                        $ 7,731      $ 19,819        $ 9,336
                                                                               --------       -------       --------
                                                                               --------       -------       --------

See notes to consolidated financial statements.

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1996, 1997 AND 1998
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       NATURE OF OPERATIONS - Atchison Casting Corporation and subsidiaries ("ACC" or the "Company") was organized in 1991 for the purpose of becoming a broad based manufacturer of metal castings, producing iron, steel and non-ferrous castings ranging in size from a few ounces to 275 tons. A majority of the Company's sales are to U.S. customers, however, the Company also has sales to Canadian, European and other foreign customers.

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

       BASIS OF PRESENTATION - The consolidated financial statements present the financial position of the Company and its subsidiaries, Amite Foundry and Machine, Inc. ("AFM"), Prospect Foundry, Inc. ("Prospect Foundry"), Quaker Alloy, Inc. ("Quaker"), Canadian Steel Foundries, Ltd. ("Canadian Steel"), Kramer International, Inc. ("Kramer"), Empire Steel Castings, Inc. ("Empire"), La Grange Foundry Inc. ("La Grange Foundry"), The G&C Foundry Company ("G&C"), Los Angeles Die Casting Inc. ("LA Die Casting"), Canada Alloy Castings, Ltd. ("Canada Alloy"), Pennsylvania Steel Foundry & Machine Company ("Pennsylvania Steel"), Jahn Foundry Corp. ("Jahn Foundry"), PrimeCast, Inc. ("PrimeCast"), Inverness Castings Group, Inc. ("Inverness"), Sheffield Forgemasters Group Limited ("Sheffield") and Claremont Foundry, Inc. ("Claremont"). AFM, Kramer, Empire, La Grange Foundry, Canada Alloy, Pennsylvania Steel, Jahn Foundry, PrimeCast and Claremont are wholly owned subsidiaries. The Company owns 90.9%, 95.7%, 90.2%, 92.0%, 90.7%,
       91.6% and 95.0% of the outstanding capital stock of Prospect Foundry, Quaker, Canadian Steel, G&C, LA Die Casting, Inverness and Sheffield, respectively. All significant intercompany accounts and balances have been eliminated.

       STATEMENT OF CASH FLOWS - For purposes of cash flow reporting, cash and cash equivalents include cash on hand, amounts due from banks and temporary investments with original maturities of 90 days or less at the date of purchase.

       REVENUE RECOGNITION - Sales and related cost of sales are recognized upon shipment of products. Sales and related cost of sales are recognized as units are delivered.

       CUSTOMER ACCOUNTS RECEIVABLE - Approximately 21%, 17% and 18% of the Company's business in 1996, 1997 and 1998, respectively, was with two major customers in the automotive, locomotive and general industrial markets. As of June 30, 1997 and 1998, 15% and 13% respectively, of accounts receivable were with these two major customers. The Company generally does not require collateral or other security on accounts receivable. Credit risk is controlled through credit approvals, limits and monitoring procedures.

       INVENTORIES - Approximately 14% of the Company's inventory is valued at the lower of cost, determined on the last-in, first-out ("LIFO") method, or market. The remaining inventory is valued at the lower of cost, determined on the first-in, first-out ("FIFO") method, or market.

       PROPERTY, PLANT AND EQUIPMENT - Major renewals and betterment's are capitalized while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are charged to expense as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation applicable to such assets are removed from the accounts and any resulting gain or loss is reflected in operations.

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

       In order to support claims for workers' compensation benefits, at June 30, 1998 the Company has letters of credit aggregating $3,954 and a certificate of deposit of $200.

       INCOME TAXES - Deferred income taxes are provided on temporary differences between the financial statements and tax basis of the Company's assets and liabilities in accordance with the liability method.

       STOCK PLANS - The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," in October 1995. SFAS No. 123 allows companies to continue under the approach set forth in Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, for recognizing stock-based compensation expense in the financial statements, but encourages companies to adopt provisions of SFAS No. 123 based on the estimated fair value of employee stock options. Companies electing to retain the approach under APB No. 25 are required to disclose pro forma net income and net income per share in the notes to the financial statements, as if they had adopted the fair value accounting method under SFAS No. 123. The Company has elected to retain its current accounting approach under APB No. 25.

       EARNINGS PER SHARE - In February 1997, the FASB issued SFAS No. 128, "EARNINGS PER SHARE", effective for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic earnings per share and diluted earnings per share on the face of the income statement, and a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation in the notes to the financial statements. The Company adopted SFAS No. 128 effective for the year ended June 30, 1998. Accordingly, net earnings per share for all periods presented have been restated to conform to the new standard.

       NEW ACCOUNTING STANDARDS - SFAS No. 130, "REPORTING COMPREHENSIVE INCOME," was issued in June 1997. This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement is effective for the Company's fiscal 1999 financial statements. Management does not expect the implementation of this Statement to have a material impact on its financial position or results of operations.

       In June 1997, the FASB issued SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". The Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will be required to adopt SFAS No. 131 during the fiscal year ending June 30, 1999.

       SFAS No. 132, "EMPLOYERS' DISCLOSURES ABOUT PENSION AND OTHER POSTRETIREMENT BENEFITS," was issued by the FASB in February 1998. This Statements revises employers' disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of such plans. This Statement is effective for fiscal years beginning after December 15, 1997, including restatement of prior periods provided for comparative purposes. The Company will adopt SFAS No. 132 in fiscal 1999.

       In June 1998, the FASB issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 133 requires companies to record derivative instruments as assets or liabilities, measured at fair value. The recognition of gains or losses resulting from changes in the values of those derivative instruments is based on the use of each derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company has not yet determined their evaluation of the impact of SFAS No. 133 on the consolidated financial statements. The Company will be required to adopt SFAS No. 133 during the fiscal year ending June 30, 2000.

2.     ACQUISITIONS

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

       On July 1, 1997, the Company purchased the Beloit Castings Division ("BCD") of Beloit Corporation for $8,209 in cash and $102 of related expenses. BCD now operates under the name PrimeCast, as a subsidiary of ACC. PrimeCast is a group of four foundries in Beloit, Wisconsin and South Beloit, Illinois, including two iron foundries, a steel foundry and a non-ferrous foundry, that produce castings for the paper-machinery, pump, valve, mining and construction markets. The Company financed this acquisition with available cash balances.

       On October 6, 1997, the Company acquired approximately 91.5% of the outstanding capital stock of Inverness, a Delaware corporation, for $5,882 in cash and $202 of related expenses, in addition to the assumption of $587 of outstanding indebtedness. Contemporaneous with the consummation of this acquisition, the Company retired approximately $11,602 of Inverness' outstanding indebtedness. The remaining 8.5% of Inverness capital stock was retained by Inverness management. Inverness, located in Dowagiac, Michigan, produces aluminum die castings for the automotive, furniture and appliance markets. The Company financed this transaction with available cash balances and funds available under its revolving credit facility.

       On April 6, 1998, Atchison Casting UK Ltd. ("ACUK"), a subsidiary of the Company, acquired all of the outstanding capital stock , consisting of 76,987,733 ordinary shares of capital stock, of Sheffield, incorporated in England and Wales, from the stockholders of Sheffield for approximately $54,931 in cash, 1,040,000 ordinary shares of ACUK valued at $915 and $226 of related expenses. The 1,040,000 ordinary shares, consisting of 5.0% of the outstanding stock, of ACUK were issued to Sheffield management in exchange for 1,267,477 shares of Sheffield instead of cash consideration. Sheffield includes Forgemasters Steel & Engineering Limited, River Don Castings Limited, Forged Rolls (UK) Limited and British Rollmakers Limited, among other operating units. The companies' products serve a variety of markets and end users, including steel rolling mills, paper and plastic processing, oil and gas exploration and production, fossil and nuclear electricity generation and forging ingots. The Company financed this transaction with funds available under its bank credit facility.

       On May 31, 1996, the Company purchased approximately 21.0% of the outstanding shares of capital stock of Claremont for $330 in cash and $17 of related expenses. On November 29, 1996, the Company purchased an additional 4.5% of the outstanding capital stock of Claremont for $40 in cash. On May 1, 1998, the Company purchased the balance of Claremont's outstanding capital stock for $1 in cash, the contribution of equipment with a fair market value of $300, the forgiveness of a subordinated note payable to the Company of $2,924 and related expenses of $7. Contemporaneous with the consummation of this acquisition, the Company retired $165 of Claremont's outstanding indebtedness. Claremont, located in Claremont, New Hampshire, is a foundry that produces steel castings for the mining and mass transit industries, among others. The Company financed this transaction with funds available under its revolving credit facility.

       The acquisitions have been accounted for by the purchase method of accounting, and accordingly, the purchase price including the related acquisition expenses has been allocated to the assets acquired based on the estimated fair values at the date of the acquisitions. For the LA Die Casting and Inverness acquisitions, the excess of purchase price over estimated fair values of the net assets acquired has been included in "Intangible Assets, net" on the Consolidated Balance Sheets. For the Canada Alloy, Pennsylvania Steel, Jahn Foundry, PrimeCast, Sheffield and Claremont acquisitions, the fair value of the net assets acquired exceeded the purchase price. Accordingly, the excess fair value was subtracted from identifiable long-term assets ratably based on their relative fair values as a percentage of total long-term assets.

       The estimated fair values of assets and liabilities acquired in the 1996, 1997 and 1998 acquisitions are summarized as follows:

                                                          1996            1997           1998
Cash                                                     $ 1,778       $    142        $ 10,244
Customer accounts receivable                               1,791          7,835          61,669
Inventories                                                2,557          7,799          31,231
Property, plant and equipment                              7,825         15,872          38,164
Intangible assets, primarily goodwill                      4,779          4,336           4,666
Other assets                                                 206            737          14,670
Accounts payable and accrued expenses                     (1,529)        (5,535)        (75,775)
Deferred income taxes                                        247         (2,141)          6,731
Other long-term obligations                                 (101)          (705)         (6,470)
Long-term obligations                                     (2,524)          (500)           (587)
                                                         --------      --------        --------

                                                          15,029         27,840          84,543

Cash acquired                                             (1,778)          (142)        (10,244)
                                                         --------      --------        --------

Cash used in acquisitions                               $ 13,251       $ 27,698        $ 74,299
                                                         --------      --------        --------
                                                         --------      --------        --------

       The operating results of these acquisitions are included in ACC's Consolidated Statements of Income from the dates of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions occurred at July 1, 1996, after giving effect to certain adjustments, including amortization of goodwill, interest expense on the acquisition debt and related income tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or of results which may occur in the future.

                                                        1997            1998
                                                             (UNAUDITED)
  Net sales                                            $ 515,036      $ 506,423
  Net income                                              17,010          9,236
  Net income per common and equivalent shares:
    Basic                                                   2.93           1.13
    Diluted                                                 2.92           1.12



3.    INVENTORIES


                                                         1997            1998
  Raw materials                                          $ 5,186        $ 11,152
  Work-in-process                                         17,540          37,939
  Finished goods                                           3,967           7,385
  Deferred supplies                                        4,174           5,670
                                                        --------        --------

                                                        $ 30,867        $ 62,146
                                                        --------        --------
                                                        --------        --------


       Inventories as of June 30, 1997 and 1998 would have been higher by $326 and $314, respectively, had the Company used the first-in, first-out method of valuing those inventories valued using the last-in, first-out method.

4.   PROPERTY, PLANT AND EQUIPMENT


                                                     LIVES
                                                   (IN YEARS)       1997             1998
    Land                                                          $ 3,584         $ 16,868
    Improvements to land                              12-15         2,695            4,645
    Buildings and improvements                          35         22,553           29,298
    Machinery and equipment                            5-14        75,341          103,184
    Automobiles and trucks                              3           1,261            2,226
    Office furniture, fixtures and equipment           5-10         3,141            4,756
    Tooling and patterns                               1.5-6        3,579            4,582
                                                                  --------        --------

                                                                  112,154          165,559
    Less accumulated depreciation                                  24,994           35,267
                                                                  --------        --------

                                                                   87,160          130,292
    Construction in progress                                        5,437            6,998
    Unexpended bond funds                                             519
                                                                  --------        --------

                                                                 $ 93,116        $ 137,290
                                                                  --------        --------
                                                                  --------        --------

     Depreciation expense was $5,745, $7,903 and $10,656 for the years ended June 30, 1996, 1997 and 1998, respectively.

5.   INTANGIBLE ASSETS

                                                         LIVES
                                                       (IN YEARS)    1997            1998
Goodwill                                                   25      $ 23,914        $ 28,580
Less accumulated amortization                                         2,048           3,156
                                                                   --------        --------
                                                                   $ 21,866        $ 25,424
                                                                   --------        --------
                                                                   --------        --------


    Amortization expense was $1,744, $911 and $1,108 for the years ended June 30, 1996, 1997 and 1998, respectively.

6.  DEFERRED FINANCING COSTS

                                                         LIVES
                                                       (IN YEARS)      1997         1998
Capitalized financing costs                              3 to 10     $ 786       $ 1,087
Less accumulated amortization                                          261           341
                                                                   --------     --------
                                                                     $ 525         $ 746
                                                                   --------     --------
                                                                   --------     --------

    Amortization of such costs was $158, $129 and $188 for the years ended June 30, 1996, 1997 and 1998, respectively, of which $69, $129 and $188, respectively, is included in interest expense.

7.  ACCRUED EXPENSES


                                                        1997         1998
Accrued warranty                                      $    815        $ 16,339
Payroll, vacation and other compensation                 6,425           9,491
Accrued pension liability                                1,822           2,983
Advances from customers                                    913           4,381
Reserve for flood repairs                                6,773           5,932
Reserve for workers' compensation and employee
  health care                                            3,884           3,570
Income taxes payable                                     1,442           1,158
Taxes other than income                                    584             541
Interest payable                                           740           1,076
Other                                                    1,747           7,219
                                                      --------        --------

                                                      $ 25,145        $ 52,690
                                                      --------        --------
                                                      --------        --------

8.  LONG-TERM OBLIGATIONS

    On May 1, 1996, the Company's La Grange Foundry subsidiary entered into a Loan Agreement with the Missouri Development Finance Board (the "Board"), providing for a loan of $5,100 to La Grange Foundry using the proceeds of the Board's Industrial Development Revenue Bonds, Series 1996 (La Grange Foundry Inc. Project). Loans under the Loan Agreement will bear interest at rates that fluctuate weekly based upon the then-prevailing market rates for such securities. Loans under this Loan Agreement were used to finance the costs of acquiring, reconstructing, improving and equipping certain additions and improvements to the Company's La Grange Foundry manufacturing facilities. The Loan Agreement terminates on November 1, 2011.

    On May 24, 1996, the Company entered into a new credit agreement with Harris Trust and Savings Bank ("Harris") providing for unsecured loans of up to $40 million in a revolving credit facility terminating on July 29, 1998. Loans under this revolving credit facility will bear interest at fluctuating rates of either (i) the bank's corporate base rate or (ii) LIBOR plus 1.50% subject, in the case of the LIBOR rate option, to a reduction of up to 0.50% (50 basis points) if certain financial ratios are met. Loans under this revolving credit facility may be used for general corporate purposes, acquisitions and approved investments.

    On May 12, 1997, the Company and Harris entered into the First Amendment to the Credit Agreement providing for an increase in unsecured loans from $40 million to $60 million and an extension of the maturity date to July 29, 2000.

    On April 3, 1998, the Company and Harris entered into the Amended and Restated Credit Agreement (the "Credit Agreement") providing for an increase in unsecured loans from $60 million to $110 million and an extension of the maturity date to April 3, 2003. This Credit Agreement consists of a $40 million term loan and a $70 million revolving credit facility. The term loan begins amortizing on March 31, 1999, with a final maturity of April 3, 2003. Loans under the Credit Agreement will bear interest at fluctuating rates of either: (i) the agent bank's corporate base rate subject to a reduction of 0.25% (25 basis points) if certain financial ratios are met or (ii) LIBOR plus 1.50% subject, in the case of the LIBOR rate option, to a reduction of up to 0.50% (50 basis points) if certain financial ratios are met. Loans under this revolving credit facility may be used for general corporate purposes, acquisitions and approved investments. At

    June 30, 1998, $35.1 million was available for borrowing under this facility after consideration of outstanding advances of $65.0 million and letters of credit of $9.9 million (see Note 10).

    On April 3, 1998, the Company and the insurance company holding the Company's $20 million aggregate principal amount of unsecured, senior notes entered into the Third Amendment to the Note Purchase Agreement providing for an increase in permitted subsidiary indebtedness from $3.5 million to $8.0 million.

    Long-term obligations consist of the following as of June 30, 1997 and 1998:

                                                                        1997            1998
    Unsecured, senior notes with an insurance company,
      maturing on July 30, 2004 and bearing interest at
      a fixed rate of 8.44% per year                                  $ 20,000        $ 20,000

    Unsecured, revolving credit facility with Harris, maturing on April 3, 2003, $40,000 bearing interest at 7.15%
      (LIBOR plus 1.50%), $15,000 bearing interest at 7.16%
      (LIBOR plus 1.50%), $8,000 bearing interest at 7.15%
      (LIBOR plus 1.50%) and $2,000 bearing interest at 8.50% (Prime)                   65,000

    Term loan between G&C and the Ohio Department of
      Development, secured by certain assets of G&C,
      maturing on June 1, 1999, bearing interest at 5.00%                   64              31

    Term loan between G&C and OES Capital, Incorporated (assignee of loan agreement with Ohio Air Quality Development Authority), secured by certain assets of G&C, maturing on December 31,
      2006, bearing interest at 6.50%                                    2,854           2,608

    Term loan between La Grange Foundry and the Missouri
      Development Finance Board, secured by a letter
      of credit, maturing on November 1, 2011 bearing
      interest at 3.69% and 3.80%, respectively                          5,100           5,100

    Term loan between Inverness and the City of Dowagiac, Michigan, secured by certain assets of Inverness, maturing on
      April 30, 2007, bearing interest at 7.11%                                            554

    Other long-term obligations maturing on June 11, 1998,
      non interest bearing                                                 667
                                                                      --------         --------
                                                                        28,685          93,293
    Less current maturities                                                927           6,021
                                                                      --------         --------

    Total long-term obligations                                       $ 27,758        $ 87,272
                                                                      --------         --------
                                                                      --------         --------


    The credit agreement with Harris and a note purchase agreement with an insurance company limit the Company's ability to pay dividends in any fiscal year to an amount not more than 25% of net earnings in the preceding fiscal year.

    The amounts of long-term obligations outstanding as of June 30, 1998 mature as follows:


        1999                                                    $ 6,021
        2000                                                      8,883
        2001                                                      8,906
        2002                                                      8,927
        2003                                                     48,237
        Thereafter                                               12,319

    The amounts of interest expense for the years ended June 30, 1996, 1997 and 1998 consisted of the following:



                                                                1996          1997           1998
        Senior notes with an insurance company                $ 1,688       $ 1,688        $ 1,688
        Credit facility with Harris                               902         1,236          2,020
        Subordinated promissory note payable to Rockwell          161
        Amortization of deferred financing costs                   69           129            188
        Other                                                      25           174
                                                              -------       -------        -------
                                                              $ 2,845       $ 3,227        $ 3,896
                                                              -------       -------        -------
                                                              -------       -------        -------

9.  INCOME TAXES

    Income taxes for the years ended June 30, 1996, 1997 and 1998 are comprised of the following:


                                            1996           1997          1998
   Current expense/(benefit):
      Federal                              $ 4,972       $ 3,601       $ 4,298
      State and local                        1,376           867         1,410
      Foreign                                 (203)          683           913
                                           -------       -------       -------
                                             6,145         5,151         6,621
      Deferred expense                       7,918         1,816         2,110
                                           -------       -------       -------
                                          $ 14,063       $ 6,967       $ 8,731
                                           -------       -------       -------
                                           -------       -------       -------


                                                                  1996      1997        1998
Items giving rise to the provision for deferred income taxes:

  Postretirement (benefits) costs                              $ (145)     $ (167)      $ 10
  Accrued liabilities                                             160         350        555
  Net operating loss carryforwards                                           (190)       313
  Pension costs                                                    16         (53)      (397)
  Alternative minimum tax credit carryforward                     724
  Flood wall capitalization                                        36
  Deferred gain on flood proceeds                               5,898         560
  Depreciation and amortization                                 1,003         978      1,776
  Inventories                                                      56         406       (430)
  Minimum pension liability                                       (70)
  Valuation allowance                                                         190        128
  All other                                                       240        (258)       155
                                                              -------     --------   -------
                                                              $ 7,918     $ 1,816    $ 2,110
                                                              -------     --------   -------
                                                              -------     --------   -------

     Following is a reconciliation between the total income taxes and the amount computed by multiplying income before income taxes plus the minority interest in net income of subsidiaries by the statutory federal income tax rate:

                               1996                         1997                         1998
                          --------------------   -----------------------   -----------------------
                             AMOUNT        %        AMOUNT          %         AMOUNT          %
Computed expected
  federal income tax
  expense                  $ 12,465       35.0      $ 5,938        35.0      $ 7,680       35.0
State income taxes,
  net of federal benefit      1,498        4.2          717         4.2        1,139        5.2
Non - U.S. taxes                                                                 (75)      (0.3)
Permanent differences           337        0.9          310         1.8          344        1.6
Other, net                     (237)      (0.6)           2                     (357)      (1.7)
                           --------       ----        -----        -----     -------       ----

                           $ 14,063       39.5      $ 6,967        41.0      $ 8,731       39.8
                           --------       ----      -------        -----     -------       ----
                           --------       ----      -------        -----     -------       ----

     Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred income taxes as of June 30, 1997 and 1998 are comprised of the following:

                                                          1997             1998
Deferred tax assets:

  Postretirement benefits                              $   2,155        $  2,839
  Accrued liabilities                                      1,539           2,773
  Net operating loss carryforwards                           472          18,655
  General business tax credits                                               574
  Pension costs                                              964           1,386
  Flood wall capitalization                                  429             429
  Other                                                       22             349
                                                       ---------        --------

                                                           5,581          27,005
  Valuation allowance                                       (472)        (12,959)
                                                       ---------        --------

           Net deferred tax assets                         5,109          14,046

Deferred tax liabilities:

  Depreciation and amortization                          (11,416)        (14,913)
  Deferred gain on flood proceeds                         (6,811)         (6,811)
  Inventories                                             (1,585)         (1,160)
  Discharge of indebtedness                                                 (422)
  Other                                                     (145)           (162)
                                                       ---------        --------

                                                         (19,957)        (23,468)
                                                       ---------        --------
Total                                                  $ (14,848)       $ (9,422)
                                                       ---------        --------
                                                       ---------        --------


    SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. An allowance of $472 and $12,959 had been recorded as of June 30, 1997 and 1998, respectively. The principal reason for the increase in the valuation allowance is attributable to acquired subsidiaries with tax benefits.

    In general, it is the practice and intention of the Company to reinvest the earnings of its non - U.S. subsidiaries in those operations on a permanent basis. Applicable U.S. federal taxes are provided only on amounts actually or deemed to be remitted to the Company as dividends. U.S. income taxes have not been provided on $1,470 of cumulative undistributed earnings of ACUK. U.S. income taxes on such earnings, if ultimately remitted to the U.S., might be recoverable as foreign tax credits.

    The Company has federal net operating loss carryforwards totaling approximately $7,266 at June 30, 1998, which expire in the years 2007 through 2012. The federal net operating loss carryforwards were acquired during the current year and are subject to the ownership change rules defined by section 382 of the Internal Revenue code. As the result of this event, the Company will be limited in its ability to use such net operating loss carry forwards. The amount of taxable income that can be offset by pre-change tax attributes in any annual period is limited to approximately $500,000.

          The Company has foreign net operating loss carryforwards totaling approximately $50,735 at June 30, 1998, which have no expiration date. The utilization of such net operating loss carryforwards are restricted to the earnings of specific foreign subsidiaries.

10.       FINANCIAL INSTRUMENTS

          The Company's financial instruments include cash, accounts receivable, accounts payable, debt obligations, and derivative financial instruments, including an interest rate agreement, forward foreign exchange contracts and a combined interest rate and foreign currency swap.

          The derivative financial instruments are used by the Company to manage its exposure to interest rate and foreign currency risk. The Company does not intend to use such instruments for trading or speculative purposes. The counterparties to these instruments are major financial institutions with which the Company has other financial relationships.

          The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties, and no material loss would be expected from their nonperformance. The Company's financial instruments also expose it to certain additional market risks as discussed below.

          INTEREST RATE RISK - The Company's floating rate debt obligations (see Note 8) expose the Company to interest rate risk, such that when LIBOR or Prime rates increase or decrease, so will the Company's interest expense. To manage this potential risk, the Company may use interest rate swap agreements to limit the effect of increases in interest rates on any of the Company's U.S. dollar floating rate debt by fixing the rate without the exchange of the underlying principal or notional amount. Net amounts paid or received are added to or deducted from interest expense in the period accrued.

          At June 30, 1998, Company had $65,000 of floating rate debt tied to LIBOR or Prime rates. In April 1998, the Company entered into a $15,000 notional amount interest rate swap agreement under which the Company will pay a fixed rate of 5.92% and receive a LIBOR floating rate (5.67188% at June 30, 1998). This agreement is a hedge against $15,000 of the $65,000 outstanding on the Company's unsecured revolving credit facility as of June 30, 1998. At June 30, 1998, the fair value of this agreement based on a quote received from the counterparty, indicating the amount the Company would pay or receive to terminate the agreement, is a payment of $77.

          FOREIGN CURRENCY RISK - The Company's British subsidiary, Sheffield, generates significant sales to customers outside of Great Britain whereby Sheffield invoices and receives payment from those customers in their local currencies. This creates foreign currency risk for Sheffield as the value of such currencies in British Pound terms may be higher or lower when such transactions are actually settled. To manage this risk, Sheffield uses forward foreign exchange contracts to hedge receipts and payments of foreign currencies related to sales to its customers and purchases from its vendors outside of Great Britain. When Sheffield accepts an order from a customer that will be invoiced in a currency other than British Pounds (anticipated sales), it enters into a forward foreign exchange contract to sell such currency and receive British Pounds at a fixed rate during some specified future period that is expected to approximate the customer's payment date. Upon shipment of the product to the customer, the sale and receivable are recorded in British Pounds in the amount of the contract. When Sheffield purchases materials or equipment from a vendor that bills them in foreign currency, Sheffield will also enter into a forward foreign exchange contract to sell British Pounds and purchase that foreign currency to settle the payable.

          At June 30, 1998, Sheffield has net contracts with a single counterparty to sell the following currencies and has no significant un-hedged foreign currency exposure related to sales and purchase transactions:

                                                    LOCAL          APPROXIMATE
                                                    AMOUNT          VALUE (1)
U.S. dollars                                       $   28,239        $ 28,222
Deutsche marks                                         17,754           9,816
French Francs                                          20,792           3,429
Canadian dollars                                        4,805           3,270
Italian liar                                        3,425,686           1,923
Belgium francs                                         66,123           1,773
Dutch Guilder                                           3,613           1,772
Swedish krona                                          14,009           1,755
Spanish Pesata                                        224,713           1,464
Austrian schilling                                     14,628           1,149
Japanese yen                                           63,300             453
Danish krona                                            2,556             371
Irish punt                                                251             349
Finish marka                                              340              62
Swiss francs                                               13               9
                                                                     --------
           Total                                                     $ 55,817
                                                                     --------
                                                                     --------



(1) The approximate value is the value of the local currencies translated first into British Pounds, which is the functional currency of Sheffield, at the June 30, 1998 spot rates, and then translated to U.S. dollars at the June 30, 1998 spot rate.

          The Company also has foreign currency exposure with respect to its net investment in Sheffield. This exposure is to changes in the British Pound and affects the translation of the investment into U.S.
          dollars in consolidation. To manage a portion of this exposure the Company entered into a combined interest rate and foreign currency swap in April 1998. The swap is an amortizing principal swap that fixes the exchange rate on the periodic and final principal cash exchanges and initially requires the payment of interest on 24,002 British Pounds by the Company at a fixed rate of 6.82% and the receipt of interest on 40,000 U.S. dollars at a floating rate tied to LIBOR rates (5.67% at June 30, 1998). At June 30, 1998, the foreign currency portion of this swap is an effective hedge against the net investment in Sheffield, has a carrying value of $7 and is recorded as an adjustment to the cumulative translation adjustment account in equity and in other assets. The fair value of the foreign currency portion, based on amounts that would be paid or received to terminate the agreement is a loss of $90 to the Company. The interest portion of the swap does not qualify for hedge treatment and therefore is required to be marked-to-market through other income or expense. At June 30, 1998, the interest portion has a fair value of $55 that is included in other assets and other income and represents the amount that the Company would receive if the swap was terminated.

          FAIR VALUE OF FINANCIAL INSTRUMENTS - As of June 30, 1998, the carrying value of cash, customer accounts receivable and accounts payable approximates fair value of those instruments due to their liquidity and short-term nature.

          Based on borrowing rates currently available to the Company and the remaining terms, the carrying value of debt obligations as of June 30, 1998 approximates fair value.

          The estimated fair values of the Company's financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

11.       STOCKHOLDERS' EQUITY

          The Atchison Casting 1993 Incentive Stock Plan (the "Incentive Plan") was adopted by the Board of Directors on August 10, 1993 and approved by the Company's stockholders on September 27, 1993. At the annual meeting in November 1997, the Company's stockholders approved increasing the number of options available for grant under the Incentive Plan by 400,000. The Incentive Plan allows the Company to grant stock options to employees to purchase up to 700,000 shares of common stock at prices that are not less than the fair market value at the date of grant. The options become exercisable with respect to one-third of the shares subject to the options each year from the date of grant and remain exercisable for a term of not more than 10 years after the date of grant. The Incentive Plan provides that no options may be granted more than 10 years after the date of approval by the stockholders. The changes in outstanding options were as follows:


                                                 SHARES               PRICE RANGE
                                              UNDER OPTION             PER SHARE
Balance, June 30, 1995                           170,400             $12.875-14.750

  Issued                                          45,800                14.125
  Surrendered                                     (4,000)               13.375
                                                --------

Balance, June 30, 1996                           212,200              12.875-14.750

  Issued                                          33,533              15.750-19.125
  Exercised                                       (7,600)             13.375-14.500
  Surrendered                                     (8,134)             13.375-14.500
                                                --------

Balance, June 30, 1997                           229,999              12.875-19.125

  Issued                                          33,333              15.750-18.625
  Exercised                                      (18,060)             12.875-14.500
  Surrendered                                    (11,873)             13.375-14.500
                                               ---------

Balance, June 30, 1998                           233,399              12.875-19.125
                                               ---------

Exercisable
  June 30, 1998                                  164,044             $12.875-19.125
                                               ---------
                                               ---------


          At June 30, 1998, options to purchase 440,941 shares were authorized but not granted.

          The 1993 Atchison Casting Corporation Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors on August 10, 1993 and approved by the Company's stockholders on September 27, 1993. An aggregate of 400,000 shares of common stock were initially made available for purchase by employees upon the exercise of options under the Purchase Plan. On the first day of every option period (option periods are three-month periods beginning on January 1, April 1, July 1 or October 1 and ending on the next March 31, June 30, September 30 or December 31, respectively), each eligible employee is granted a nontransferable option to purchase common stock from the Company on the last day of the option period. As of the last day of an option period, employee contributions (authorized payroll deductions) during such option period will be used to purchase full and partial shares of common stock. The price for stock purchased under each option is 90% of the stock's fair market value on the first day or the last day of the option period, whichever is lower. During the years ended June 30, 1996, 1997 and 1998, 34,333, 11,179 and 15,793 common shares, respectively, were purchased by employees under the Purchase Plan. At June 30, 1998, 323,073 shares remained available for grant.

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

                                                     SHARES                     PRICE
                                                  UNDER OPTION                PER SHARE
Balance, June 30, 1996                                40,000                   $ 13.375
                                                      ------

Balance, June 30, 1997                                40,000                     13.375
                                                      ------
  Exercised                                          (10,000)                    13.375
  Issued                                              10,000                     19.125
                                                      ------

Balance, June 30, 1998                                40,000                   $13.375-19.125
                                                      ------

          At June 30, 1998, options to purchase 40,000 shares were authorized but not granted.

          The Company applies APB No. 25 in accounting for its stock option plans, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the stock option plans been determined in accordance with the fair value accounting method prescribed under SFAS No. 123, the Company's net earnings per share on a pro forma basis would have been as follows:

                                              1996            1997           1998
Net income:
  As reported                               $ 21,326         $ 9,728        $ 12,765
  Pro forma                                   21,129           9,353          12,578
Net income per share:
  As reported:
    Basic                                       3.87            1.68            1.56
    Diluted                                     3.87            1.67            1.55
  Pro forma:
    Basic                                       3.83            1.61            1.54
    Diluted                                     3.83            1.60            1.53



          The SFAS No. 123 fair value method of accounting is not required to be applied to options granted prior to July 1, 1995, therefore, the pro forma compensation cost may not be representative of that to be expected in future years. Compensation cost for 1998 includes options granted during a three-year period.

          For the purpose of computing the pro forma effects of stock option grants under the fair value accounting method, the fair value of each stock option grant was estimated on the date of the grant using the Binomial Method pricing model. The weighted-average fair value of stock options granted during 1998 was $8.35. The following weighted average assumptions were used for grants during the years ended June 30, 1996, 1997 and 1998:


Risk-free interest rate                                 6.5%
Expected life                                         10 years
Expected volatility                                      15%
Dividend yield                                           Nil


12.       EARNINGS PER SHARE

          In February 1997, the FASB issued SFAS No. 128, "EARNINGS PER SHARE". This Statement established new standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and also requires that entities with simple capital structures, that is, those with only common stock outstanding, shall present basic per-share amounts for income from continuing operations and for net income on the face of the statement of income. In addition the Statement requires dual presentation of basic and diluted EPS on the face of the statement of income for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

          The Company was required to adopt SFAS No. 128 effective for the year ended June 30, 1998. EPS for the prior periods have been restated according to the new standard. Following is a reconciliation of basic and diluted EPS for the years ended June 30, 1996, 1997 and 1998, respectively.


                                         1996                          1997                               1998
                          --------------------------------   ----------------------------   ----------------------------------
                                     WEIGHTED     EARNINGS            WEIGHTED    EARNINGS               WEIGHTED    EARNINGS
                           NET        AVERAGE      PER        NET      AVERAGE      PER       NET        AVERAGE       PER
                          INCOME      SHARES       SHARE     INCOME    SHARES      SHARE     INCOME      SHARES       SHARE

Basic EPS                $21,326,000  5,510,410    $ 3.87   $9,728,000  5,796,281  $ 1.68    $12,765,000  8,167,285   $ 1.56

Effect of dilutive
 securities -
 stock options                            6,187                            34,414   (0.01)                   51,401    (0.01)
                         -----------  ---------    ------   ----------  ---------  ------    -----------  ---------   ------
Diluted EPS              $21,326,000  5,516,597    $ 3.87   $9,728,000  5,830,695  $ 1.67    $12,765,000  8,218,686   $ 1.55
                         -----------  ---------    ------   ----------  ---------  ------    -----------  ---------   ------
                         -----------  ---------    ------   ----------  ---------  ------    -----------  ---------   ------

13.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

          Quarterly financial information for the periods ended June 30, 1998 and 1997 are as follows:

                                                                YEAR ENDED JUNE 30, 1998

                                           --------------------------------------------------------------------
                                               FIRST            SECOND            THIRD            FOURTH
                                           --------------   ---------------   --------------   ----------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                                     $ 68,796         $ 84,435           $ 91,623          $ 128,914
Gross profit                                     9,212           12,663             14,120             19,493
Operating income                                 3,688            5,176              7,638              9,338
Net income                                       1,825            2,390              3,913              4,637
Earnings per common share:
  Basic                                           0.22             0.29               0.48               0.57
  Diluted                                         0.22             0.29               0.48               0.56



                                                                YEAR ENDED JUNE 30, 1997

                                           --------------------------------------------------------------------
                                               FIRST            SECOND            THIRD            FOURTH
                                           --------------   ---------------   --------------   ----------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                                     $ 48,998         $ 61,622           $ 66,313          $ 68,836
Gross profit                                     6,641           10,111             11,976            13,655
Operating income                                 2,238            4,963              5,794             7,197
Net income                                         941            2,371              2,862             3,554
Earnings per common share:
  Basic                                           0.17             0.43               0.52              0.54
  Diluted                                         0.17             0.43               0.51              0.54


          The aggregate total of the individual quarterly amounts may not equal the amount reported for the fiscal year due to rounding.

14.       PENSION PLANS

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

          Pension expense for the defined benefit plans is presented below:

                                                    1996          1997          1998

Service costs                                      $  717        $  929         $ 1,018
Interest costs                                      1,961         2,389           2,851
Actual return on net assets                        (4,302)       (3,308)         (8,263)
Net deferral items                                  2,559           810           5,141
                                                   ------        ------         -------

                                                   $  935        $  820         $   747
                                                   ------        ------         -------
                                                   ------        ------         -------

          The pension plans' assets (primarily U. S. Government securities, common stock and corporate bonds) are deposited with a bank. A comparison of projected benefit obligation and plan assets at fair value as of June 30, 1997 and 1998 is presented below:

                                                     1997                                       1998
                                  ------------------------------------------   -----------------------------------------
                                     ASSETS EXCEED          ACCUMULATED          ASSETS EXCEED       ACCUMULATED
                                      ACCUMULATED             BENEFITS            ACCUMULATED         BENEFITS
                                       BENEFITS             EXCEED ASSETS          BENEFITS         EXCEED ASSETS

Actuarial present value of:
  Vested benefit obligation           $ (27,221)             $ (5,295)            $ (201,369)        $ (7,322)
                                      ---------              --------             ----------         --------
  Accumulated benefit
    obligation                        $ (28,120)             $ (5,509)            $ (202,511)        $ (7,638)
                                      ---------              --------             ----------         --------

  Projected benefit obligation        $ (32,131)             $ (5,509)            $ (234,221)        $ (7,682)

  Plan assets at fair value              31,579                 4,782                242,510            6,250
                                      ---------              --------             ----------         --------

  Projected benefit obligation
    in excess of plan assets               (552)                 (727)                 8,289           (1,432)

  Unrecognized prior
    service costs                           118                    79                    105               74

  Unrecognized net obligation                (3)                                         196             (190)

  Unrecognized net (gain)/loss             (277)                 (152)                  (809)             397

  Additional liability                                            (42)                                   (407)
                                      ---------              --------             ----------         --------

  Accrued pension asset (liability)      $ (714)               $ (842)               $ 7,781         $ (1,558)
                                      ---------              --------             ----------         --------

The actuarial valuation was prepared assuming:

  Discount rate                                      7.75 %                                   6.75 %
  Expected long-term rate of
    return on plan assets                            9.00 %                                   9.00 %
  Salary increases per year                          5.00 %                                   5.00 %


          In accordance with SFAS No. 87, the Company has recorded an additional minimum pension liability for underfunded plans of $42 and $407 at June 30, 1997 and 1998, respectively, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. A corresponding amount is recognized as an intangible asset except to the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligation, in which case the increase in liabilities is charged directly to stockholders' equity. For 1997, $293 of the excess minimum pension liability resulted in a credit to equity, net of income taxes of $187.

          In addition, the Company sponsors a defined contribution 401(k) benefit plan covering certain of its salaried employees who have attained age 21 and have completed one year of service. The Company matches 75% of employee contributions up to 8% of an employee's salary. Employees vest in the Company matching contributions after five years. The cost of the Company's contribution was $429, $452 and $535 for the years ended June 30, 1996, 1997 and 1998, respectively.

          The Company's subsidiaries, Prospect Foundry, LA Die Casting and Jahn Foundry contributed $189, $274 and $345 for the fiscal years ended June 30, 1996, 1997 and 1998, respectively, to multiemployer pension plans for employees covered by a collective bargaining agreement. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Information with respect to the Company's proportionate share of the excess of the actuarially computed value of vested benefits over the total of the pension plans' net assets is not available from the plans' administrators. The Multiemployer Pension Plan Amendments Act of 1980 (the "Act") significantly increased the pension responsibilities of participating employers. Under the provisions of the Act, if the plans terminate or the Company withdraws, the Company may be subject to a substantial "withdrawal liability." As of the date of the most current unaudited information submitted by the plan's administrators (December 31, 1997), no withdrawal liabilities exist.

          The Company also has various other profit sharing plans. Costs of such plans charged against earnings were $878, $553 and $913 for the years ended June 30, 1996, 1997 and 1998, respectively.

15.       POSTRETIREMENT OBLIGATION OTHER THAN PENSION

          The Company provides certain health care and life insurance benefits to certain of its retired employees. SFAS No. 106, "EMPLOYER'S ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS," requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The accumulated postretirement benefit obligation and the accrued postretirement benefit cost as of June 30, 1997 and 1998 is as follows:

                                                                 1997           1998
Accumulated postretirement benefit obligation:
  Retirees                                                       $ 1,231        $ 2,246
  Fully eligible active plan participants                            742          2,159
  Other active plan participants                                   4,428          5,238
                                                                 -------        -------
                                                                   6,401          9,643

Plan assets at fair value                                        -------        -------

Accumulated postretirement benefit obligation
  in excess of plan assets                                         6,401          9,643

Unrecognized net loss                                             (1,535)        (2,894)
Unrecognized prior service cost                                      978            847
                                                                 -------        -------

Accrued postretirement benefit cost                              $ 5,844        $ 7,596
                                                                 -------        -------
                                                                 -------        -------

          Net postretirement benefit cost for the years ended June 30, 1996, 1997 and 1998 consisted of the following components:


                                                                         1996         1997         1998

Service cost - benefits earned during the year                          $ 223        $ 289        $ 386
Interest cost on accumulated postretirement
  benefit obligation                                                      328          429          599
Amortization of prior service cost                                       (132)         (69)         (63)
Amortization of loss                                                        7
                                                                        -----        -----        -----
                                                                        $ 426        $ 649        $ 922
                                                                        -----        -----        -----
                                                                        -----        -----        -----



          The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for pre-age 65 benefits as of June 30, 1998 was 8.9% decreasing each successive year until it reaches 5.0% in 2018, after which it remains constant. The assumed rate used for post-age 65 benefits was 8.4% decreasing each successive year until it reaches 5.0% in 2023. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of June 30, 1998 by approximately $1,485 (15.4%) and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year then ended by approximately $173 (17.6%). The assumed discount rate used in determining the accumulated postretirement obligation as of June 30, 1996, 1997 and 1998 was 7.5%, 7.75% and 6.75%,
          respectively, and the assumed discount rate used in determining the service cost and interest cost for the years ended June 30, 1996, 1997 and 1998 was 7.5%, 7.5% and 7.75%, respectively.

16.       OPERATING LEASES

          The Company leases certain buildings, equipment, automobiles and trucks, all accounted for as operating leases, on an as needed basis to fulfill general purposes. Total rental expense was $544, $657 and $1,006 for the years ended June 30, 1996, 1997 and 1998, respectively. Long-term, noncancelable operating leases having an initial or remaining term in excess of one year require minimum rental payments as follows:



1999                                                              $ 1,115
2000                                                                  824
2001                                                                  530
2002                                                                  435
2003                                                                  162

17.       MAJOR CUSTOMERS

          The Company's operations are conducted within one business segment and revenues attributable to foreign customers are not material. Net sales to and customer accounts receivable from major customers are as follows:

                                        AMOUNT OF NET SALES
                         -----------------------------------------------------
                              1996               1997              1998
                         ----------------   ----------------  ----------------
Customer A                  $ 24,822           $ 30,232          $ 27,713
Customer B                    13,396             12,165            39,999
                            --------           --------          --------
                            $ 38,218           $ 42,397          $ 67,712
                            --------           --------          --------
                            --------           --------          --------

                                                        CUSTOMER
                                                        ACCOUNTS
                                                       RECEIVABLE

                                           -----------------------------------
                                                 1997               1998
Customer A                                     $ 4,966            $  4,283
Customer B                                         823               7,249
                                               -------             -------

                                               $ 5,789            $ 11,532
                                               -------             -------
                                               -------             -------


18.       GEOGRAPHIC INFORMATION

          The Company operates in three geographic regions, the United States, Europe and Canada. The following is a summary of local operations by geographic region at June 30:


                                                         UNITED
                                                         STATES          EUROPE          CANADA           TOTAL

Sales to unaffiliated customers
  1998                                                 $ 310,235        $ 37,607        $ 25,926        $ 373,768
  1997                                                   219,239                          26,530          245,769
  1996                                                   166,831                          18,250          185,081

Operating income
  1998                                                    21,666           1,997           2,177           25,840
  1997                                                    17,369                           2,823           20,192
  1996                                                    38,641                            (182)          38,459

Identifiable assets
  1998                                                   228,075         103,604          14,460          346,139
  1997                                                   196,812                          16,596          213,408
  1996                                                   151,108                          11,076          162,184


          Sales to unaffiliated customers are those sales of the Company that are identified with the operations in each geographic region.

          Operating income is gross profit less operating expenses.

          Identifiable assets are those assets of the Company that are identified with the operations in each geographic region.

          Of the $310,235, $219,239, and $166,831, U.S. sales, $27,259,
          $16,001 and $16,179, respectively, were export sales to unaffiliated customers, principally located in Canada.

19.       ADDITIONAL CASH FLOWS INFORMATION


                                                              1996           1997          1998
Cash paid during the year for:
  Interest                                                 $ 2,728        $ 3,346         $ 3,915
  Income taxes                                               6,883          4,269           7,731
Supplemental schedule of noncash investing and
    financing activities:

  Minimum pension liability adjustment, net of income
    tax expense of $59, $187 and $0,
    respectively, recorded to stockholders' equity             (82)          (293)
  Recording of other asset related to pension liability        (24)          (209)            365
  Recording of additional pension liability                    175            689            (365)
  Unexpended bond funds                                      1,198           (679)           (519)


20.       OTHER INCOME

          Other income in fiscal 1996 includes $11,087 of payments received by the Company from its insurance carrier in final settlement of the business interruption portion of the Company's insurance claim. Other income also includes $16,231 of payments received in the fourth quarter from the Company's insurance carrier in final settlement of the casualty and property damage portion of the Company's insurance claim. The Company's claim was a result of the July 1993 Missouri River flood. As of June 30, 1996, 1997, and 1998 the Company has recorded $6,946, $6,773, and $5,932 respectively, in reserves against future repair expenses which have been classified as accrued expenses.

21.       SUBSEQUENT EVENTS

          On August 12, 1998, the Company announced that its Board of Directors had authorized a stock repurchase program of up to 1,200,000 shares of common stock and is considering the issuance of up to $100 million of senior subordinated notes, subject to market conditions.

          Effective September 1, 1998, the Company purchased 90% of the outstanding shares of London Precision Machine & Tool Ltd. ("London Precision") for U.S. $13.7 million cash, subject to adjustment. London Precision, located in London, Ontario, Canada, is an industrial machine shop which serves the locomotive, mining and construction, pulp and paper markets, among others. The Company financed this transaction with funds available under its revolving credit facility.

                                       ******


                                    EXHIBIT INDEX

EXHIBIT
-------
2.1(a)    The Offer Document from ACUK to the stockholders of Sheffield dated
          April 6, 1998 (incorporated by reference to Exhibit 2.1 of Form 8-K filed April 16, 1998)

2.1(b) Deed of Warranty and Undertaking in respect of Sheffield and its Subsidiaries dated April 6, 1998 by and among Phillip Montague Wright,
          Malcom Arthur Brand and David Fletcher and ACUK (incorporated by reference to Exhibit 2.2 of Form 8-K filed April 16, 1998)

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

4.0 Long-term debt instruments of the Company in amounts not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis will be furnished to the Commission upon request

4.1(a) The Amended and Restated Credit Agreement dated as of April 3, 1998, among the Company, the Banks party thereto and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4.1(a) of
          Form 8-K filed April 16, 1998)

4.1(b)    Pledge and Security Agreement dated as of April 3, 1998, between the
          Company and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4.1(b) of Form 8-K filed April 16, 1998)

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

4.2(d)    Third Amendment dated as of April 3, 1998 to the Note Purchase
          Agreement dated July 29, 1994 between the Company and Teachers
          Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.2 of Form 8-K filed April 16, 1998)

                                    EXHIBIT INDEX

EXHIBIT
-------

4.3       Specimen stock certificate (incorporated by reference to Exhibit 4.3 of Amendment No. 2 to Form S-2 Registration Statement No. 333-25157
          filed May 19, 1997)

10.1(a)*  Employment Agreement between the Company and Hugh H. Aiken dated as of
          June 14, 1991 (incorporated by reference to Exhibit 10.1 of Form S-1
          Registration Statement No. 33-67774 filed August 23, 1993)

10.1(b)* Amendment No. 1 dated as of September 27, 1993 to Employment Agreement between the Company and Hugh H. Aiken (incorporated by reference to Exhibit 10.1(b) of Amendment No. 1 to Form S-1 Registration Statement
          No. 33-67774 filed September 27, 1993)

10.2* Atchison Casting 1993 Incentive Stock Plan (incorporated by reference to Exhibit 10.7 of Form S-1 Registration Statement No. 33-67774 filed
          August 23, 1993)

10.3 Confidentiality and Noncompetition Agreements by and among the Company and executive officers of the Company (incorporated by reference to Exhibit 10.8 of Form S-1 Registration Statement No. 33-67774 filed
          August 23, 1993)

10.4* Atchison Casting Non-Employee Director Option Plan (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended June 30, 1994)

10.5* Employment Incentive Stock Agreement dated as of April 1, 1994 by and between Prospect Foundry, Inc., Atchison Casting Corporation and
          Richard J. Sitarz (incorporated by reference to Exhibit 10.1 of the
          Company's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1994)

10.6*     Plan for conversion of subsidiary stock to Atchison Casting
          Corporation stock (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1994)

10.7 Purchase and Sale Agreement dated as of December 30, 1996 by and among Kramer, James Stott and David Jungen (incorporated by reference to
          Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996)


                                   EXHIBIT INDEX

EXHIBIT
-------

10.8      Intermediary Fee Agreement between Riverside Partners, Inc. and the
          Company dated February 17, 1997 (incorporated by reference to Exhibit
          10.16 of Form S-2 Registration Statement No. 333-25157 filed May 19,
          1997)

10.9 The Share Exchange Agreement dated April 6, 1998 in respect of the ordinary shares of Sheffield by and among David Fletcher and others, ACUK and the Company (incorporated by reference to Exhibit 10.1 of Form 8-K filed April 16, 1998)

10.10(a)* Service Agreement between Sheffield and David Fletcher dated November
          1, 1988

10.10(b)* Novation Agreement between Sheffield and David Fletcher dated May 2,
          1996.

10.10(c)* Letter Agreement between Sheffield and David Fletcher dated May 2,
          1996.

21.1      Subsidiaries of the Company

23.1      Consent of Deloitte & Touche LLP

27.1      Financial Data Schedule - Fiscal year ended FY 1998

27.2      Financial Data Schedule - Qtrs. 1, 2 and 3 of FY 1998

27.3      Financial Data Schedule - Fiscal year ended FY 1997, and Qtrs. 1, 2 and 3 of FY 1997
--------
*  Represents a management contract or a compensatory plan or arrangement.