Form 10-Q
period 1998-09-30
ATCHISON CASTING CORP
filed 1998-11-03
CIK 911115

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998

                                         OR

[   ]     TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                             _________________________

Commission File Number 1-12541

                             Atchison Casting Corporation
                 ----------------------------------------------------
                (Exact name of registrant as specified in its charter)

               Kansas                                 48-1156578
   -------------------------------       -----------------------------------
   (State of other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

   400 South Fourth Street, Atchison, Kansas                    66002
   -----------------------------------------                    -----
    (Address of principal executive offices)                  (Zip Code)

(Registrant's telephone number, including area code) (913) 367-2121

                                   Not Applicable
    ---------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report.)

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

There were 7,849,793 shares of common stock, $.01 par value per share, outstanding on November 3, 1998

                                     PART I

ITEM 1.  Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)

                                                             September 30,          June 30,
                                                                  1998               1998
                                                             -------------          --------
                                                              (Unaudited)
                                   ASSETS
                                   ------

CURRENT ASSETS:
    Cash and cash equivalents                                   $  8,799          $  9,336
    Customer accounts receivable, net of allowance for            92,118            88,469
      doubtful accounts of $587 and $508, respectively
    Inventories                                                   64,664            62,146
    Deferred income taxes                                          3,148             3,186
    Other current assets                                          10,005             9,615

                                                                --------          --------
             Total current assets                                178,734           172,752


PROPERTY, PLANT AND EQUIPMENT, Net                               148,682           137,290

INTANGIBLE ASSETS, Net                                            33,467            25,424

DEFERRED FINANCING COSTS, Net                                        695               746

OTHER ASSETS                                                       9,425             9,927
                                                                --------          --------
TOTAL                                                           $371,003          $346,139
                                                                --------          --------
                                                                --------          --------

                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                                 (In Thousands)


                                                                             September 30,          June 30,
                                                                                  1998                1998
                                                                             -------------          --------
                 LIABILITIES AND STOCKHOLDERS' EQUITY                         (Unaudited)
                 ------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                                            $  38,739           $  37,259
    Accrued expenses                                                               52,336              52,690
    Current maturities of long-term obligations                                     7,464               6,021

                                                                                ---------           ---------
           Total current liabilities                                               98,539              95,970

LONG-TERM OBLIGATIONS                                                             108,911              87,272

DEFERRED INCOME TAXES                                                              13,889              12,608

OTHER LONG-TERM OBLIGATIONS                                                         4,378               3,670

EXCESS OF FAIR VALUE OF ACQUIRED NET ASSETS                                           277                 349
     OVER COST, Net

POSTRETIREMENT OBLIGATION OTHER THAN PENSION                                        7,756               7,596

MINORITY INTEREST IN SUBSIDIARIES                                                   4,206               3,060

STOCKHOLDERS' EQUITY:

     Preferred stock, $.01 par value, 2,000,000                                         -                   -
       authorized shares; no shares issued and outstanding

     Common stock, $.01 par value, 19,300,000                                          82                  82
       authorized shares; 8,233,095 and 8,226,570
       shares issued, respectively

     Class A common stock (non-voting), $.01 par value,                                 -                   -
       700,000 authorized shares; no shares issued and
       outstanding

     Additional paid-in capital                                                    81,015              80,957

     Retained earnings                                                             55,542              55,205

     Accumulated foreign currency translation adjustment                             (663)               (630)
                                                                                ---------           ---------
                                                                                  135,976             135,614
     Less shares held in treasury:
       Common stock, 284,702 and 36,002 shares, respectively,  at cost             (2,929)                  -

                                                                                ---------           ---------
           Total stockholders' equity                                             133,047             135,614

                                                                                ---------           ---------
TOTAL                                                                           $ 371,003           $ 346,139
                                                                                ---------           ---------
                                                                                ---------           ---------

                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (In Thousands, Except Share Data)


                                                        Three Months Ended
                                                            September 30,

                                                    1998                  1997
                                                    ----                  ----
NET SALES                                      $   116,576           $    68,796

COST OF GOODS SOLD                                 102,655                59,584

                                               -----------           -----------
GROSS PROFIT                                        13,921                 9,212

OPERATING EXPENSES:

  Selling, general and administrative               10,963                 5,349

  Amortization of intangibles                          257                   175

                                               -----------           -----------
     Total operating expenses                       11,220                 5,524

                                               -----------           -----------
OPERATING INCOME                                     2,701                 3,688

INTEREST EXPENSE                                     1,972                   462

MINORITY INTEREST IN NET INCOME(LOSS)                   (8)                   63
  OF SUBSIDIARIES

                                               -----------           -----------
INCOME BEFORE TAXES                                    737                 3,163

INCOME TAXES                                           400                 1,338

                                               -----------           -----------
NET INCOME                                     $       337           $     1,825
                                               -----------           -----------
                                               -----------           -----------

NET INCOME PER COMMON AND
  EQUIVALENT SHARE:
    BASIC                                      $      0.04           $      0.22
                                               -----------           -----------
                                               -----------           -----------

    DILUTED                                    $      0.04           $      0.22
                                               -----------           -----------
                                               -----------           -----------

WEIGHTED AVERAGE NUMBER OF
  COMMON AND EQUIVALENT
  SHARES OUTSTANDING:
    BASIC                                        8,139,140             8,147,959
                                               -----------           -----------
                                               -----------           -----------

    DILUTED                                      8,151,523             8,211,076
                                               -----------           -----------
                                               -----------           -----------

                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)

                                                       Three Months Ended
                                                          September 30,

                                                      1998             1997
                                                    ------           ------
NET INCOME                                          $  337           $1,825

OTHER COMPREHENSIVE INCOME, BEFORE TAX:

  Foreign currency translation adjustments             (33)               5

                                                    ------           ------
OTHER COMPREHENSIVE INCOME, BEFORE TAX              $  304           $1,830

INCOME TAX EXPENSE (BENEFIT) RELATED TO
   ITEMS OF OTHER COMPREHENSIVE INCOME                 (13)               2

                                                    ------           ------
OTHER COMPREHENSIVE INCOME, NET OF TAX              $  317           $1,828
                                                    ------           ------
                                                    ------           ------

                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In Thousands)

                                                                                           Three Months Ended
                                                                                              September 30,

                                                                                         1998              1997
                                                                                         ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                      $    337           $  1,825

     Adjustments to reconcile net income to
        net cash from operating activities:
                 Depreciation and amortization                                          3,212              2,786
                 Minority interest in net income (loss) of subsidiaries                   (12)                68
                 (Gain) loss on disposal of capital assets                                (44)                56
                 Deferred income taxes                                                     45                299
                 Changes in assets and liabilities (exclusive of effects of acquired companies):
                   Receivables                                                           (194)            (2,527)
                   Inventories                                                           (595)            (1,297)
                   Other current assets                                                   552               (234)
                   Accounts payable                                                    (1,319)            (1,202)
                   Accrued expenses                                                    (2,374)            (1,830)
                   Postretirement obligation other
                     than pension                                                         160                112
                   Other                                                                 (734)               (12)

                                                                                     --------           --------
                         Cash used in operating activities                               (966)            (1,956)
                                                                                     --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                              (6,896)            (4,229)
     Payment for purchase of net assets of subsidiaries,
           net of cash acquired                                                       (13,009)            (6,550)
     Proceeds from sale of capital assets                                                 551                754
     Advances under subordinated note receivable                                            -               (400)
     Payment for investments in unconsolidated subsidiaries                              (150)                 -

                                                                                     --------           --------
                         Cash used in investing activities                            (19,504)           (10,425)
                                                                                     --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock, net of costs                                  58                 97
     Payment for repurchase of common stock                                            (2,929)                 -
     Payment for purchase of stock in subsidiaries                                       (358)                 -
     Payments on long-term obligations                                                 (2,918)               (73)
     Net borrowings under revolving loan note                                          26,000                  -

                                                                                     --------           --------
                         Cash provided by financing activities                         19,853                 24

EFFECT OF EXCHANGE RATE ON CASH                                                            80                  4

                                                                                     --------           --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                            ($   537)          ($12,353)

CASH AND CASH EQUIVALENTS, Beginning of period                                          9,336             19,819

                                                                                     --------           --------
CASH AND CASH EQUIVALENTS, End of period                                             $  8,799           $  7,466
                                                                                     --------           --------
                                                                                     --------           --------

                         See Notes to Consolidated Financial Statements.

                   ATCHISON CASTING CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Accounting Policies and Basis of Presentation

     The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended June 30, 1998, as included in the Company's 1998 Annual Report to Stockholders.

     The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

     On July 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "REPORTING COMPREHENSIVE INCOME". In accordance with this statement the Company has presented a separate consolidated statement of comprehensive income for the three-month period ended September 30, 1998, and has restated the three-month period ended September 30, 1997 for comparative purposes.

     Certain September 30, 1997 amounts have been reclassified to conform with September 30, 1998 classifications.

2.   Inventories


                                                         As of
                                              --------------------------
                                              September 30,     June 30,
                                                  1998            1998
                                                  ----            ----
                                                      (Thousands)
                  Raw materials                  $10,499      $11,152
                  Work-in-process                 41,413       37,939
                  Finished goods                   7,099        7,385
                  Deferred supplies                5,653        5,670
                                                 -------      -------
                                                 $64,664      $62,146
                                                 -------      -------
                                                 -------      -------

          Income Taxes

          The provision for income taxes consisted of:


                                                    Three Months Ended
                                                      September 30,
                                                   1998           1997
                                                   ----           ----
                                                    (Thousands)
               Current:
                 Domestic                        $   132         $   841
                 Foreign                             223             198
                                                 -------         -------
                                                 $   355         $ 1,039

               Deferred:
                 Domestic                        $    10         $   299
                 Foreign                              35             ---
                                                 -------         -------
                                                 $    45         $   299
                                                 -------         -------
               Total                             $   400         $ 1,338
                                                 -------         -------
                                                 -------         -------

4.   Acquisitions

     Effective September 1, 1998, the Company purchased 90% of the outstanding capital stock of London Precision Machine & Tool Ltd. ("London Precision") for U.S. $13.8 million in cash. London Precision, located in London, Ontario, Canada, is an industrial machine shop which serves the locomotive, mining and construction, pulp and paper markets, among others. The Company financed this transaction with funds available under its revolving credit facility. In connection with the acquisition of London Precision, the Company recorded approximately $8.4 million of goodwill, which is being amortized over 25 years. The transaction has been treated as a purchase for financial reporting purposes. The results of operations of London Precision have been included in the Company's statement of operations from the date of acquisition.

5.   Additional Cash Flow Information

                                                         Three Months Ended
                                                            September 30,
                                                          1998         1997
                                                          ----         ----
                Cash paid during the period for:

                  Interest                               $ 2,417      $   966
                                                         -------      -------
                                                         -------      -------
                  Income Taxes                           $ 2,297      $ 1,707
                                                         -------      -------
                                                         -------      -------

                Supplemental schedule of noncash
                Investing and financing activities:
                  Unexpended bond funds                  $     0      $     9
                                                         -------      -------
                                                         -------      -------

6.   Earnings Per Share

     In February 1997, the FASB issued SFAS No. 128, "EARNINGS PER SHARE." This Statement established new standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     The Company was required to adopt SFAS No. 128 effective for the quarter ended December 31, 1997. EPS for prior periods have been restated according to the new standard. Following is a reconciliation of basic and diluted EPS for the three month periods ended September 30, 1998 and 1997, respectively.

     For the three months ended September 30, 1998
     ---------------------------------------------


                                                       Weighted
                                             Net       Average         Earnings
                                           Income       Shares         Per Share
                                           ------      --------        ---------
      Basic EPS
        Income available to
         common stockholders              $337,000     8,139,140          $0.04
      Effect of Dilutive Securities
         Options                                          12,383
                                          --------     ---------          -----
      Diluted EPS                         $337,000     8,151,523          $0.04
                                          --------     ---------          -----
                                          --------     ---------          -----

      For the three months ended September 30, 1997
      ---------------------------------------------

                                                       Weighted
                                             Net       Average         Earnings
                                           Income       Shares         Per Share
                                           ------      --------        ---------

      Basic EPS
        Income available to
         common stockholders            $1,825,000     8,147,959          $0.22
      Effect of Dilutive Securities
         Options                                          63,117
                                        ----------     ---------          -----
      Diluted EPS                       $1,825,000     8,211,076          $0.22
                                        ----------     ---------          -----
                                        ----------     ---------          -----

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                         OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:
---------------------

Net sales for the first quarter of fiscal 1999 were $116.6 million, representing an increase of $47.8 million, or 69.5%, over net sales of $68.8 million in the first quarter of fiscal 1998. The operations acquired by the Company since October 1, 1997 generated net sales of $50.4 million in the first quarter of fiscal 1999, as follows:


                                                           FY99 1st Qtr
               Operation                 Date Acquired      Net Sales
               ---------                 -------------     ------------
 Inverness Castings Group, Inc.            10/06/97       $11.4 million
 Sheffield Forgemasters Group Limited      04/06/98        35.2 million
 Claremont Foundry, Inc.                   05/01/98         1.5 million
 London Precision Machine & Tool Ltd.      09/01/98         2.3 million

Excluding net sales generated by the operations acquired since October 1, 1997, net sales for the first quarter of fiscal 1999 were $66.2 million, representing a decrease of $2.6 million, or 3.8%, from net sales of $68.8 million in the first quarter of fiscal 1998. This 3.8% decrease in net sales was due primarily to decreases in net sales to the offshore oil and gas, mining, power generation and petrochemical markets.

Gross profit for the first quarter of fiscal 1999 increased by $4.7 million, or 51.1%, to $13.9 million, or 11.9% of net sales, compared to $9.2 million, or 13.4% of net sales, for the first quarter of fiscal 1998. The increase in gross profit was primarily due to increased sales volume levels resulting from the acquisitions of Inverness Castings Group, Inc. ("Inverness"), Sheffield Forgemasters Group Limited ("Sheffield") and London Precision Machine & Tool Ltd. ("London Precision"). The decrease in gross profit as a percentage of net sales is primarily attributable to (i) a decrease in the absorption of overhead resulting from a reduction in net sales to the offshore oil and gas, mining, power generation and petrochemical markets,
(ii) delayed shipments to the rail market due to selected parts shortages,
(iii) reduced productivity and excessive overtime due to power curtailments under the Company's interruptable electricity contracts resulting from the extreme heat during the quarter, (iv) continued productivity and scrap problems at Inverness, (v) higher plant maintenance shutdown costs at Atchison/St. Joe and Prospect Foundry, Inc. ("Prospect"), (vi) increased warranty costs at Canada Alloy Castings Ltd. and (vii) increased training costs, higher employee turnover and increased overtime due to the generally tight labor market. Partially offsetting these factors were the contribution from London Precision and improved results at the Company's Amite facility due to increased sales volume levels and reduced employee turnover and training.

Selling, general and administrative expense ("SG&A") for the first quarter of fiscal 1999 was

$11.0 million, or 9.4% of net sales, compared to $5.3 million, or 7.8% of net sales, in the first quarter of fiscal 1998. The increase in SG&A was primarily attributable to expenses associated with the operations acquired by the Company since October 1, 1997. The increase in SG&A as a percentage of net sales for the first quarter of fiscal 1999 was primarily due to higher average SG&A as a percentage of net sales at Inverness and Sheffield .

Amortization of certain intangibles for the first quarter of fiscal 1999 was $257,000, or 0.2% of net sales, as compared to $175,000, or 0.3% of net sales, in the first quarter of fiscal 1998. The intangible assets consist of goodwill recorded in connection with certain of the Company's acquisitions. In connection with the acquisition of London Precision, the Company recorded approximately $8.4 million of goodwill, which is being amortized over 25 years. Partially offsetting the expense relating to the amortization of these assets is the amortization of the excess of acquired net assets over cost (negative goodwill) recorded by the Company in connection with the acquisition of Canadian Steel Foundries, Ltd.

Interest expense for the first quarter of fiscal 1999 increased to $2.0 million, or 1.7% of net sales, from $462,000, or 0.7% of net sales, in the first quarter of fiscal 1998. The increase in interest expense is primarily the result of an increase in the average amount of indebtedness outstanding as a result of the Company's acquisitions.

Income tax expense for the first quarter of fiscal 1999 reflects an effective rate of 54%, which is higher than the combined federal, state and provincial statutory rate because of the provision for tax benefits at lower effective rates on losses at certain subsidiaries. Income tax expense for the first quarter of fiscal 1998 was provided at the combined federal, state and provincial rate of approximately 42%.

As a result of the foregoing, net income for the first quarter of fiscal 1999 was $337,000, compared to net income of $1.8 million for the first quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

Cash used in operating activities for the first quarter of fiscal 1999 was $1.0 million, compared to cash used in operating activities of $2.0 million for the first quarter of fiscal 1998. This decrease was primarily attributable to trade receivable balances.

Working capital was $80.2 million at September 30, 1998, as compared to $76.8 million at June 30, 1998. The increase primarily resulted from decreased accounts payable and accrued expenses balances and net additional working capital of $1.7 million associated with the acquisition of London Precision, partially offset by a $1.4 million increase in the current maturities of the Company's existing outstanding indebtedness.

During the first quarter of fiscal 1999, the Company made capital expenditures of $6.9 million, as compared to $4.2 million for the first quarter of fiscal 1998. Included in the first quarter of fiscal 1999 were capital expenditures of approximately $750,000 on a new machining cell at the Atchison/St. Joe Division. Included in the first quarter of fiscal 1998 were capital expenditures of $1.1 million on a new sand reclamation system at the Atchison/St. Joe Division. The balance of capital expenditures in both periods was primarily used for productivity related projects at each of the Company's facilities.

On August 12, 1998, the Company announced that its Board of Directors had authorized a stock repurchase program of up to 1.2 million common shares of its then outstanding 8.2 million common shares. The stock repurchases may be made from time to time at prevailing prices in the open market or in privately negotiated transactions, depending on market conditions, the price of Company's common stock and other factors. The Company will make such stock repurchases using internally generated funds and borrowings under its credit facility. The Company's Note Purchase Agreement currently allows repurchases of up to nearly $6.2 million of Company common stock. Any share repurchases will be added to the Company's treasury shares and will be available for reissuance in connection with the Company's acquisitions, employee benefit plans or for other corporate purposes. Through October 16, 1998, the Company had repurchased 347,300 shares at a cost of $3.9 million.

On October 7, 1998, the Company and its bank entered into the First Amendment to the Amended and Restated Credit Agreement ("the Credit Agreement"). The Credit Agreement consists of a $40 million term loan and a $70 million revolving credit facility. This amendment permits the Company to repurchase up to $24 million of its common stock, subject to a limitation of $10 million in any fiscal year unless certain financial ratios are met, and provides for an option to increase the revolving portion of the credit facility to $100 million if the Company issues senior subordinated notes. Proceeds from the issuance of any senior subordinated notes must be used to permanently pre-pay the $40 million term loan portion of the credit facility. Loans under the credit facility may be used for general corporate purposes, acquisitions and approved investments.

On October 12, 1998, the insurance company holding the Company's unsecured senior notes granted a limited waiver increasing the permitted repurchases of the Company's common stock from $3.2 million to $6.2 million.

Total indebtedness of the Company at September 30, 1998 was $116.4 million, as compared to $93.3 million at June 30, 1998. This increase of $23.1 million primarily reflects indebtedness incurred of $13.8 million to finance the acquisition of London Precision and $2.9 million to repurchase 248,700 shares of the Company's common stock. At September 30, 1998, $8.7 million was available for borrowing under the Company's revolving credit facility.

Effective September 1, 1998, the Company purchased 90% of the outstanding capital stock of London Precision for U.S. $13.8 million cash. London Precision, located in London, Ontario, Canada, is an industrial machine shop which serves the locomotive, mining and construction, pulp and paper markets, among others. The Company financed this transaction with funds available under its revolving credit facility.

The Company believes that its operating cash flow and amounts available for borrowing under its revolving credit facility will be adequate to fund its capital expenditure, working capital requirements and repurchases of the Company's common stock for the next two years. However, the level of capital expenditure and working capital requirements may be greater than currently anticipated as a result of the size and timing of future acquisitions, or as a result of unforseen expenditures relating to compliance with environmental laws.

YEAR 2000 COMPUTER ISSUES
-------------------------

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

The Company relies on a number of customers and suppliers, including banks, telecommunication providers, utilities, and other providers of goods and services. The inability of these third parties to conduct their business for a significant period of time due to the Year 2000 issue could have a material adverse impact on the Company's operations. The Company is currently assessing the Year 2000 compliance of its significant customers and suppliers. To date, the Company has been advised by over half of its significant customers that they expect to be Year 2000 compliant by the end of calendar 1999. There can be no assurance that the systems of other companies that interact with the Company will be sufficiently Year 2000 compliant. The Company's reliance on single source suppliers, however, is minimal, and the Company seeks to limit sole source supply relationships.
The Company, however, has entered into national service agreements for the
supply of certain raw materials and freight service from single sources.   If
the Company does not identify or fix all Year 2000 problems in critical operations, or if a major supplier or customer is unable to supply raw materials or receive the Company's product, the Company's results of operations or financial condition could be materially impacted.

Year 2000 project expenditures to date total $640,000. The Company expects to incur an additional $1.5 million of costs. The Company presently anticipates that it will complete its Year 2000 assessment and remediation by June 30, 1999. However, there can be no assurance that the Company will be successful in implementing its Year 2000 implementation plan according to the anticipated schedule due to the potential lack of availability of trained personnel and their ability to identify relevant computer codes, among other uncertainties. Although the Company expects its internal systems to be Year 2000 compliant as described above, the Company intends to prepare a contingency plan that will specify what it plans to do if it or important external companies are not Year 2000 compliant in a timely manner. The Company expects to prepare its contingency plan during fiscal 1999.

FORWARD-LOOKING STATEMENTS
--------------------------

The sections entitled "Liquidity and Capital Resources" and "Year 2000 Computer Issues" contain forward-looking statements that involve a number of risks and
uncertainties.   Forward-looking statements such as "expects," "intends,"
contemplating" and statements pertaining to the adequacy of funding for capital expenditure and working capital requirements for the next two years are not historical in nature. Among the factors that could cause actual results to differ materially from such forward-looking statements include: the size and timing of future acquisitions, business conditions and the state of the general economy, particularly the capital goods industry, the strength of the U.S. dollar and British pound, interest rates, the availability of labor, the competitive environment in the casting industry and changes in laws and regulations that govern the Company's business, particularly environmental regulations.

ITEM 3.

              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative information about market risk was addressed in Item 7A of the Company's Form 10-K for the fiscal year ended June 30, 1998. There has been no material change to that information required to be disclosed in this Form 10-Q filing.

PART II

ITEM 1 -  Legal Proceedings

          NOT APPLICABLE

ITEM 2 -  Changes in Securities and Use of Proceeds

          Unregistered  Securities Transactions

          In lieu of cash compensation for services rendered in their capacity as Directors of the Company, Mr. Ray Witt, Mr. John Whitney and Mr. Stuart Uram were each provided at their election 757, 432 and 865 shares, respectively, of common stock on July 17, 1998, with a then-current market value of $18.50 per share. Such transactions were exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act.

ITEM 3 -  Defaults Upon Senior Securities

          NOT APPLICABLE

ITEM 4 -  Submission of Matters to a Vote of Security Holders

          NOT APPLICABLE

ITEM 5 -  Other Information

          NOT APPLICABLE

ITEM 6 -  Exhibits and Reports of Form 8-K

       (A)     Exhibits

               4.1 First Amendment to Amended and Restated Credit Agreement dated as of October 7, 1998, among the Company, the Banks party thereto and Harris Trust and Savings Bank, as Agent.

               4.2 Waiver dated as of October 12, 1998 to the Note Purchase Agreement dated July 29, 1994 between the Company and Teachers Insurance and Annuity Association of America.

               10.1 Amendment No. 2 dated as of September 10, 1998 to Employment
                    Agreement between the Company and Hugh H. Aiken.

               27   Financial Data Schedule

       (B)     Reports on Form 8-K

               The Company filed a Form 8-K dated August 12, 1998.

               Item 7.  Exhibits

               (1)  Press Release, dated August 12, 1998.

                  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ATCHISON CASTING CORPORATION
                                            ----------------------------------
                                              (Registrant)



 DATE:    November 3,  1998                  /s/ HUGH H. AIKEN
                                            ----------------------------------
                                             Hugh H. Aiken, Chairman of the
                                             Board, President and Chief
                                             Executive Officer


 DATE:    November 3, 1998                   /s/ KEVIN T. MCDERMED
                                            ----------------------------------
                                             Kevin T. McDermed, Vice President,
                                             Chief Financial Officer, Treasurer
                                             and Secretary