Form 10-Q
period 1998-12-31
ATCHISON CASTING CORP
filed 1999-02-05
CIK 911115

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                            -------------------------

Commission File Number 1-12541

                          Atchison Casting Corporation
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Kansas                                        48-1156578
----------------------------------         -------------------------------------
(State of other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

 400 South Fourth Street, Atchison, Kansas                     66002
--------------------------------------------            --------------------
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
                                               ---     ---
There were 7,618,959 shares of common stock, $.01 par value per share, outstanding on February 5, 1999

                                     PART I


ITEM 1.  Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)

                                                       December 31,    June 30,
                                                           1998          1998
                                                       ------------   ---------
                                                       (Unaudited)

                 ASSETS
               ---------
CURRENT ASSETS:
    Cash and cash equivalents                              $  1,364     $  9,336
    Customer accounts receivable, net of allowance for       88,072       88,469
      doubtful accounts of $421 and $508, respectively
    Inventories                                              66,220       62,146
    Deferred income taxes                                     2,817        3,186
    Other current assets                                      9,573        9,615

                                                           --------     --------
             Total current assets                           168,046      172,752


PROPERTY, PLANT AND EQUIPMENT, Net                          150,969      137,290

INTANGIBLE ASSETS, Net                                       33,167       25,424

DEFERRED FINANCING COSTS, Net                                   648          746

OTHER ASSETS                                                 10,362        9,927



                                                           --------     --------
TOTAL                                                      $363,192     $346,139
                                                           ========     ========


                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                                 (In Thousands)

                                                                    December 31,    June 30,
                                                                       1998          1998
                                                                    ---------      ---------
          LIABILITIES AND STOCKHOLDERS' EQUITY                     (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                                                   $  35,543      $  37,259
  Accrued expenses                                                      46,617         52,690
  Current maturities of long-term obligations                            8,889          6,021

                                                                     ---------      ---------
         Total current liabilities                                      91,049         95,970

LONG-TERM OBLIGATIONS                                                  108,805         87,272

DEFERRED INCOME TAXES                                                   13,939         12,608

OTHER LONG-TERM OBLIGATIONS                                              4,539          3,670

EXCESS OF FAIR VALUE OF ACQUIRED NET ASSETS                                217            349
   OVER COST, Net

POSTRETIREMENT OBLIGATION OTHER THAN PENSION                             7,919          7,596

MINORITY INTEREST IN SUBSIDIARIES                                        4,229          3,060

STOCKHOLDERS' EQUITY:

   Preferred stock, $.01 par value, 2,000,000                             --             --
     authorized shares; no shares issued and outstanding

   Common stock, $.01 par value, 19,300,000                                 82             82
     authorized shares; 8,241,661 and 8,226,570
     shares issued, respectively

   Class A common stock (non-voting), $.01 par value,                     --             --
     700,000 authorized shares; no shares issued and
     outstanding

   Additional paid-in capital                                           81,086         80,957

   Retained earnings                                                    58,250         55,205

   Accumulated foreign currency translation adjustment                  (1,023)          (630)
                                                                     ---------      ---------
                                                                       138,395        135,614
   Less shares held in treasury:
     Common stock, 606,602 and 36,002 shares, respectively, at cost     (5,900)          --

                                                                     ---------      ---------
         Total stockholders' equity                                    132,495        135,614

                                                                     ---------      ---------
TOTAL                                                                $ 363,192      $ 346,139
                                                                     =========      =========

                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)

                                            Three Months Ended               Six Months Ended
                                                December 31,                    December 31,
                                              1998          1997           1998           1997
                                          ----------    -----------     ----------     -----------
NET SALES                                 $  122,955     $   84,435     $  239,531     $  153,231

COST OF GOODS SOLD                           104,208         71,772        206,863        131,356

                                          ----------     ----------     ----------     ----------
GROSS PROFIT                                  18,747         12,663         32,668         21,875


OPERATING EXPENSES:

  Selling, general and administrative         11,625          7,256         22,588         12,605

  Amortization of intangibles                    312            231            569            406

                                          ----------     ----------     ----------     ----------
     Total operating expenses                 11,937          7,487         23,157         13,011


                                          ----------     ----------     ----------     ----------
OPERATING INCOME                               6,810          5,176          9,511          8,864

INTEREST EXPENSE                               2,150            823          4,122          1,285

MINORITY INTEREST IN NET INCOME                   59            116             51            179
   OF SUBSIDIARIES

                                          ----------     ----------     ----------     ----------
INCOME BEFORE TAXES                            4,601          4,237          5,338          7,400

INCOME TAXES                                   1,893          1,847          2,293          3,185

                                          ----------     ----------     ----------     ----------
NET INCOME                                $    2,708     $    2,390     $    3,045     $    4,215
                                          ==========     ==========     ==========     ==========

NET INCOME PER COMMON AND
  EQUIVALENT SHARE:
    BASIC                                 $     0.35     $     0.29     $     0.38     $     0.52
                                          ==========     ==========     ==========     ==========

    DILUTED                               $     0.35     $     0.29     $     0.38     $     0.51
                                          ==========     ==========     ==========     ==========

WEIGHTED AVERAGE NUMBER OF
  COMMON AND EQUIVALENT
  SHARES OUTSTANDING:
    BASIC                                  7,771,336      8,161,661      7,955,241      8,154,812
                                          ==========     ==========     ==========     ==========

    DILUTED                                7,771,336      8,220,053      7,955,241      8,215,597
                                          ==========     ==========     ==========     ==========

                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)

                                                Three Months Ended          Six Months Ended
                                                   December 31,               December 31,
                                                1998          1997         1998         1997
                                              --------      -------      -------      --------
NET INCOME                                     $ 2,708      $ 2,390      $ 3,045      $ 4,215

OTHER COMPREHENSIVE INCOME,
   BEFORE TAX:

  Foreign currency translation adjustments         (33)        (244)         (33)        (239)

                                               -------      -------      -------      -------
OTHER COMPREHENSIVE INCOME,
  BEFORE TAX                                   $ 2,675      $ 2,146      $ 3,012      $ 3,976

INCOME TAX EXPENSE (BENEFIT)
   RELATED TO ITEMS OF OTHER
   COMPREHENSIVE INCOME                            (13)        (105)         (13)        (103)


                                               -------      -------      -------      -------
OTHER COMPREHENSIVE INCOME,
   NET OF TAX                                  $ 2,688      $ 2,251      $ 3,025      $ 4,079
                                               =======      =======      =======      =======

                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In Thousands)

                                                                        Six Months Ended
                                                                          December 31,
                                                                       1998          1997
                                                                     --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                         $  3,045      $  4,215

  Adjustments to reconcile net income to
    net cash from operating activities:
           Depreciation and amortization                                6,845         5,839
           Minority interest in net income of subsidiaries                 47           184
           (Gain) Loss on disposal of capital assets                      (71)           13
           Deferred income taxes                                          289           713
           Changes in assets and liabilities (exclusive of
             effects of acquired companies):
             Receivables                                                3,003         3,834
             Inventories                                               (2,717)       (2,903)
             Other current assets                                        (332)         (315)
             Accounts payable                                          (4,033)       (1,945)
             Accrued expenses                                          (7,238)       (5,974)
             Post retirement obligation other
               than pension                                               323           323
             Other                                                        302           100

                                                                     --------      --------
                  Cash provided by (used in) operating activities        (537)        4,084
                                                                     --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                                (13,372)       (8,229)
  Payment for purchase of net assets of subsidiaries,
      net of cash acquired                                            (13,133)      (26,725)
  Proceeds from sale of capital assets                                  1,003           781
  Payment for investments in unconsolidated subsidiaries                 (150)         --
  Advances under subordinated note receivable                            --          (1,484)

                                                                     --------      --------
                  Cash used in investing activities                   (25,652)      (35,657)
                                                                     --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock, net of costs                    129           397
  Payment for repurchase of common stock                               (5,900)         --
  Payment for purchase of stock in subsidiaries                          (393)          (11)
  Payments on long-term obligations                                    (2,999)         (140)
  Net borrowings under revolving loan note                             27,400        15,487

                                                                     --------      --------
                     Cash provided by financing activities             18,237        15,733
                                                                     --------      --------

EFFECT OF EXCHANGE RATE ON CASH                                           (20)            3

                                                                     --------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                            ($ 7,972)     ($15,837)


CASH AND CASH EQUIVALENTS, Beginning of period                          9,336        19,819

                                                                     --------      --------
CASH AND CASH EQUIVALENTS, End of period                             $  1,364      $  3,982
                                                                     ========      ========

                 See Notes to Consolidated Financial Statements

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

     On July 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "REPORTING COMPREHENSIVE INCOME". In accordance with this statement the Company has presented a separate consolidated statement of comprehensive income for the three-month and six-month periods ended December 31, 1998, and has presented the three-month and six-month periods ended December 31, 1997 for comparative purposes.

     Certain December 31, 1997 amounts have been reclassified to conform with December 31, 1998 classifications.

     2. Inventories

                                             As of
                                    -------------------------
                                    December 31,   June 30,
                                       1998          1998
                                       ----          ----
                                           (Thousands)
        Raw materials                 $11,171      $11,152
        Work-in-process                41,309       37,939
        Finished goods                  7,859        7,385
        Deferred supplies               5,881        5,670
                                      =======      =======
                                      $66,220      $62,146
                                      =======      =======

3.   Income Taxes

     The  provision for income taxes consisted of:

                                    Six Months Ended
                                      December 31,
                                1998                  1997
                                ----                  ----
                                       (Thousands)
            Current:
               Domestic        $1,245               $ 2,004
               Foreign            759                   468
                               ------               -------
                               $2,004               $ 2,472

            Deferred:
               Domestic        $   94                 $ 713
               Foreign            195                   ---
                               ------               -------
                                $ 289                 $ 713
                               ------               -------
            Total              $2,293               $ 3,185
                               ======               =======

4.   Acquisitions

     Effective September 1, 1998, the Company purchased 90% of the outstanding capital stock of London Precision Machine and Tool Ltd. ("London Precision") for U.S. $13.8 million in cash. London Precision, located in London, Ontario, Canada, is an industrial machine shop which serves the locomotive, mining and construction, pulp and paper markets, among others. The Company financed this transaction with funds available under its revolving credit facility. In connection with the acquisition of London Precision, the Company recorded approximately $8.4 million of goodwill, which is being amortized over 25 years. The transaction has been treated as a purchase for financial reporting purposes. The results of operations of London Precision have been included in the Company's statement of operations from the date of acquisition.

5.   Additional Cash Flow Information

                                                         Six Months Ended
                                                           December 31,
                                                          1998        1997
                                                        ------     -------
      Cash paid during the period for:
           Interest                                     $4,163      $1,335
                                                        ======      ======
           Income Taxes                                 $4,227      $4,024
                                                        ======      ======

      Supplemental schedule of noncash investing
      and financing activities:
        Unexpended bond funds                               $0       ($487)
                                                        ======     =======

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

     The Company adopted SFAS No. 128 effective for the quarter ended
     December 31, 1997. Following is a reconciliation of basic and diluted EPS for the three-month and six-month periods ended December 31, 1998 and 1997, respectively.


For the three months ended December 31, 1998
--------------------------------------------
                                                             Weighted
                                                  Net         Average       Earnings
                                                Income        Shares        Per Share
                                              ----------     ---------     ----------
Basic EPS
   Income available to
     common stockholders                      $2,708,000     7,771,336     $     0.35
Effect of Dilutive Securities
   Options                                                         --
                                              ----------     ---------     ----------
Diluted EPS                                   $2,708,000     7,771,336     $     0.35
                                              ==========     =========     ==========

For the three months ended December 31, 1997
--------------------------------------------
                                                             Weighted
                                                 Net          Average        Earnings
                                               Income         Shares        Per Share
                                              ----------     ---------     ----------
Basic EPS
   Income available to
     common stockholders                      $2,390,000     8,161,661     $     0.29
Effect of Dilutive Securities
   Options                                                      58,392
                                              ----------     ---------     ----------
Diluted EPS                                   $2,390,000     8,220,053     $     0.29
                                              ==========     =========     ==========

For the six months ended December 31, 1998
------------------------------------------
                                                             Weighted
                                                 Net          Average       Earnings
                                                Income        Shares        Per Share
                                              ----------     ---------     ----------
Basic EPS
   Income available to
     common stockholders                      $3,045,000     7,955,241     $     0.38
Effect of Dilutive Securities
   Options                                                         --
                                              ----------     ---------     ----------
Diluted EPS                                   $3,045,000     7,955,241     $     0.38
                                              ==========     =========     ==========

For the six months ended December 31, 1997
------------------------------------------
                                                             Weighted
                                                  Net         Average       Earnings
                                                Income        Shares       Per Share
                                              ----------     ---------     ----------
Basic EPS
   Income available to
     common stockholders                      $4,215,000     8,154,812     $    0.52
Effect of Dilutive Securities
   Options                                                      60,785          (0.01)
                                              ----------     ---------     ----------
Diluted EPS                                   $4,215,000     8,215,597     $     0.51
                                              ==========     =========     ==========

ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

Net sales for the second quarter of fiscal 1999 were $123.0 million, representing an increase of $38.6 million, or 45.6%, over net sales of $84.4 million in the second quarter of fiscal 1998. The operations acquired by the Company since October 6, 1997 generated net sales of $12.5 million and $56.3 million in the second quarter of fiscal 1998 and fiscal 1999, respectively, as follows:

                                                        FY98 2nd Qtr      FY99 2nd Qtr
           Operation                   Date Acquired      Net Sales         Net Sales
           ---------                   -------------    ------------      ------------
Inverness Castings Group, Inc.          10 / 06 / 97    $12.5 million    $12.1 million
Sheffield Forgemasters Group Limited    04 / 06 / 98         --           35.5 million
Claremont Foundry, Inc.                 05 / 01 / 98         --            2.0 million
London Precision Machine & Tool Ltd.    09 / 01 / 98         --            6.7 million

Excluding net sales generated by the operations acquired since October 6, 1997, net sales for the second quarter of fiscal 1999 were $66.7 million, representing a decrease of $5.2 million, or 7.2%, from net sales of $71.9 million in the second quarter of fiscal 1998. This 7.2% decrease in net sales was due primarily to decreases in net sales to the mining, power generation, agricultural and petrochemical markets, partially offset by an increase in net sales to the rail market.

Net sales for the first six months of fiscal 1999 were $239.5 million, representing an increase of $86.3 million, or 56.3%, over net sales of $153.2 million in the first six months of fiscal 1998. The operations acquired by the Company since October 6, 1997 generated net sales of $12.5 million and $106.9 million in the first six months of fiscal 1998 and fiscal 1999, respectively, as follows:

                                                        FY98 2nd Qtr      FY99 2nd Qtr
           Operation                   Date Acquired      Net Sales         Net Sales
           ---------                   -------------    ------------      ------------
Inverness Castings Group, Inc.          10 / 06 / 97    $12.5 million    $23.5 million
Sheffield Forgemasters Group Limited    04 / 06 / 98        --            70.8 million
Claremont Foundry, Inc.                 05 / 01 / 98        --             3.6 million
London Precision Machine & Tool Ltd.    09 / 01 / 98        --             9.0 million

Excluding net sales generated by the operations acquired since October 6, 1997, net sales for the first six months of fiscal 1999 were $132.6 million, representing a decrease of $8.1 million, or 5.8%, over net sales of $140.7 million in the first six months of fiscal 1998. This 5.8% decrease in net sales was due primarily to decreases in net sales to the mining, power generation, agricultural and petrochemical markets, partially offset by an increase in net sales to the rail market.

Gross profit for the second quarter of fiscal 1999 increased by $6.0 million, or 48.0%, to $18.7 million, or 15.2% of net sales, compared to $12.7 million, or 15.0% of net sales, for the second quarter of fiscal 1998. Gross profit for the first six months of fiscal 1999 increased by $10.8 million, or 49.3 %, to $32.7 million, or 13.6% of net sales, compared to $21.9 million, or 14.3% of net sales, for the first six months of fiscal 1998. The increase in gross profit for both periods was primarily due to increased sales volume levels resulting from the acquisitions of Sheffield Forgemasters Group Limited ("Sheffield") and London Precision Machine and Tool Ltd. ("London Precision"). The contribution from London Precision and improved results at the Company's Amite facility due to increased sales volume levels, improved productivity and reduced employee turnover and training positively impacted gross profit as a percentage of net sales in both periods. Offsetting these factors were: (i) decreased absorption of overhead resulting from lower net sales to the offshore oil and gas, mining, power generation, petrochemical and agricultural markets, (ii) continued productivity and scrap problems at Inverness Castings Group, Inc. ("Inverness"),
(iii) increased warranty costs at Canada Alloy Castings, Ltd. and (iv) increased training costs, higher employee turnover and increased overtime due to the generally tight labor markets. In addition, gross profit as a percentage of net sales for the first six months was impacted by (i) reduced productivity and excessive overtime due to power curtailments under the Company's interruptible electricity contracts resulting from the extreme heat during the first quarter and (ii) higher plant maintenance shutdown costs at Atchison/St. Joe and Prospect Foundry, Inc. ("Prospect").

Selling, general and administrative expense ("SG&A") for the second quarter of fiscal 1999 was $11.6 million, or 9.5% of net sales, compared to $7.3 million, or 8.6% of net sales, in the second quarter of fiscal 1998. For the first six months of fiscal 1999, SG&A was $22.6 million, or 9.4% of net sales, compared to $12.6 million, or 8.2% of net sales, for the first six months of fiscal 1998. The increase in SG&A was primarily attributable to expenses associated with the operations acquired by the Company in fiscal 1998 and fiscal 1999. The increase in SG&A as a percentage of net sales for both periods was primarily due to higher average SG&A as a percentage of net sales at Sheffield.

Amortization of certain intangibles for the second quarter of fiscal 1999 was $312,000 or 0.3% of net sales, as compared to $231,000 or 0.3% of net sales, in the second quarter of fiscal 1998. Amortization of certain intangibles for the first six months of fiscal 1999 was $569,000 or 0.2% of net sales, as compared to $406,000, or 0.3% of net sales, for the first six months of fiscal 1998. The intangible assets consist of goodwill recorded in connection with certain of the Company's acquisitions. In connection with the acquisition of London Precision, the Company recorded approximately $8.4 million of goodwill, which is being amortized over 25 years. Partially offsetting the expense relating to the amortization of these assets is the amortization of the excess of acquired net assets over cost (negative goodwill) recorded by the Company in connection with the acquisition of Canadian Steel Foundries, Ltd.

Interest expense for the second quarter of fiscal 1999 increased to $2.2 million or 1.7% of net sales, from $823,000, or 1.0% of net sales, in the second quarter of fiscal 1998. For the first six months of fiscal 1999, interest expense increased to $4.1 million, or 1.7% of net sales, from $1.3 million, or 0.8% of net sales, in the first six months of fiscal 1998. The increase in interest expense reflects an increase in the average amount of outstanding indebtedness primarily incurred to finance the Company's acquisitions.

Income tax expense for the second quarter of fiscal 1999 reflected the combined federal, state and provincial statutory rate of approximately 41.0%. Income tax expense for the first six months of fiscal 1999 reflected the combined federal, state and provincial statutory rate of approximately 43.0%. Income tax expense for the second quarter and first six months of fiscal 1998 reflected the combined federal, state and provincial statutory rate of approximately 43.0%. The Company's combined effective tax rate reflects the different federal, state and provincial statutory rates of the various jurisdictions in which the Company operates, and the proportion of taxable income earned in each of those tax jurisdictions.

As a result of the foregoing, net income for the second quarter of fiscal 1999 was $2.7 million, compared to net income of $2.4 million for the second quarter of fiscal 1998. Net income for the first six months of fiscal 1999 was $3.0 million, compared to net income of $4.2 million for the first six months of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES:

Cash used in operating activities for the first six months of fiscal 1999 was $537,000, compared to cash provided by operating activities of $4.1 million for the first six months of fiscal 1998. This change was primarily attributable to increased working capital requirements primarily relating to accounts payable and accrued expenses balances.

Working capital was $77.0 million at December 31, 1998, as compared to $76.8 million at June 30, 1998. The increase primarily resulted from decreased accounts payable and accrued expenses balances and net additional working capital of $849,000 associated with the acquisition of London Precision, offset by a $2.9 million increase in the current maturities of the Company's existing outstanding indebtedness.

During the first six months of fiscal 1999, the Company made capital expenditures of $13.4 million, as compared to $8.2 million for the first six months of fiscal 1998. Included in the first six months of fiscal 1999 were capital expenditures of $1.9 million on upgrading the 1,500 ton forging press to 2,500 tons at Sheffield. Included in the first six months of fiscal 1998 were capital expenditures of $1.4 million on a new sand reclamation system at the Atchison/St. Joe Division and $1.3 million on a new mold line at Prospect. The balance of capital expenditures in both periods was used for routine projects at each of the Company's facilities.

On August 12, 1998, the Company announced that its Board of Directors had authorized a stock repurchase program of up to 1.2 million common shares of its then outstanding 8.2 million common shares. The stock repurchases may be made from time to time at prevailing prices in the open market or in privately negotiated transactions, depending on market conditions, the price of Company's common stock and other factors. The Company will make such stock repurchases using internally generated funds and borrowings under its credit facility. The Company's Note Purchase Agreement currently allows repurchases of up to nearly $6.2 million of Company common stock. Any share repurchases will be added to the Company's treasury shares and will be available for reissuance in connection with the Company's acquisitions, employee benefit plans or for other corporate purposes. Through December 31, 1998, the Company had repurchased 570,600 shares at a cost of $5.9 million.

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

Total indebtedness of the Company at December 31, 1998 was $117.7 million, as compared to $93.3 million at June 30, 1998. This increase of $24.4 million primarily reflects indebtedness incurred of $13.8 million to finance the acquisition of London Precision and $5.9 million to repurchase 570,600 shares of the Company's common stock. At December 31, 1998, $7.2 million was available for borrowing under the Company's revolving credit facility.

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

The Company relies on a number of customers and suppliers, including banks, telecommunication providers, utilities, and other providers of goods and services. The inability of these third parties to conduct their business for a significant period of time due to the Year 2000 issue could have a material adverse impact on the Company's operations. The Company is currently assessing the Year 2000 compliance of its significant customers and suppliers. To date, the Company has been advised by two thirds of its significant customers that they expect to be Year 2000 compliant by the end of calendar 1999. There can be no assurance that the systems of other companies that interact with the Company will be sufficiently Year 2000 compliant. The Company's reliance on single source suppliers, however, is minimal, and the Company seeks to limit sole source supply relationships. The Company, however, has entered into national service agreements for the supply of certain raw materials and freight service from single sources. If the Company does not identify or fix all Year 2000 problems in critical operations, or if a major supplier or customer is unable to supply raw materials or receive the Company's product, the Company's results of operations or financial condition could be materially impacted.

Year 2000 project expenditures to date total $770,000. The Company expects to incur an additional $1.3 million of costs. The Company presently anticipates that it will complete its Year 2000 assessment and remediation by June 30, 1999. However, there can be no assurance that the Company will be successful in implementing its Year 2000 implementation plan according to the anticipated schedule due to the potential lack of availability of trained personnel and their ability to identify relevant computer codes, among other uncertainties. The Company does not anticipate the need for an extensive contingency plan for problems arising with its customers and suppliers. Should problems arise, appropriate resources will be utilized to address problems.

FORWARD-LOOKING STATEMENTS

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

PART II

ITEM 1 - Legal Proceedings

         NOT APPLICABLE

ITEM 2 - Changes in Securities and Use of Proceeds

         Unregistered  Securities Transactions

         In lieu of cash compensation for services rendered in their capacity as Directors of the Company, Mr. David Belluck, Mr. Ray Witt, Mr. John Whitney and Mr. Stuart Uram were each provided at their election 1,240, 620, 1,240 and 620 shares, respectively, of common stock on December 7, 1998, with a then-current market value of $9.69 per share. Such transactions were exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act.

ITEM 3 - Defaults Upon Senior Securities

         NOT APPLICABLE

ITEM 4 - Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders was held on November 20, 1998.

         Stockholders owning 7,823,578 shares voted in favor of David L. Belluck as a Class II director. There were 125,281 shares withheld. Stockholders owning 7,823,644 shares voted in favor of John O. Whitney as a Class II director. There were 125,215 shares withheld. Accordingly, Mr. Belluck and Mr. Whitney were elected as Class II directors for a term of three years. Previously elected and continuing to serve their terms are Hugh H. Aiken, Ray H. Witt and Stuart Z. Uram.

ITEM 5 - Other Information

         NOT APPLICABLE

ITEM 6 - Exhibits and Reports of Form 8-K

         (A)    Exhibits

                27     Financial Data Schedule

         (B) Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

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


                                   Atchison Casting Corporation
                                             (Registrant)


DATE:        February 5,  1999     /s/ HUGH H. AIKEN
                                   --------------------------------------------
                                   Hugh H. Aiken, Chairman of the
                                   Board, President and Chief
                                   Executive Officer


DATE:        February 5, 1999      /s/ KEVIN T. MCDERMED
                                   --------------------------------------------
                                   Kevin T. McDermed, Vice President, Chief
                                   Financial Officer, Treasurer and Secretary