Form 10-Q
period 1999-03-31
ATCHISON CASTING CORP
filed 1999-05-11
CIK 911115

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                           For the quarterly period ended March 31, 1999

                                       OR

[   ]             TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________


                            -------------------------


Commission File Number 1-12541

                          Atchison Casting Corporation
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Kansas                             48-1156578
---------------------------------------  --------------------------------------
     (State of other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)

        400 South Fourth Street, Atchison, Kansas               66002
------------------------------------------------------    ---------------------
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

There were 7,627,773 shares of common stock, $.01 par value per share, outstanding on May 11, 1999

                                     PART I


ITEM 1. Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)

                                                                March 31,         June 30,
                                                                 1999               1998
                                                                --------          --------
                                                              (Unaudited)
                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash and cash equivalents                                   $ 10,930          $  9,336
    Customer accounts receivable, net of allowance for            82,922            88,469
      doubtful accounts of $470 and $508, respectively
    Inventories                                                   71,123            62,146
    Deferred income taxes                                          2,657             3,186
    Other current assets                                          13,368             9,615

                                                                --------          --------
             Total current assets                                181,000           172,752


PROPERTY, PLANT AND EQUIPMENT, Net                               150,365           137,290

INTANGIBLE ASSETS, Net                                            32,953            25,424

DEFERRED FINANCING COSTS, Net                                        603               746

OTHER ASSETS                                                      11,947             9,927


                                                                --------          --------
TOTAL                                                           $376,868          $346,139
                                                                --------          --------
                                                                --------          --------


                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                                 (In Thousands)

                                                                                March 31,            June 30,
                                                                                  1999                 1998
                                                                                ---------           ---------
                  LIABILITIES AND STOCKHOLDERS' EQUITY                         (Unaudited)
                  ------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                                            $  41,845           $  37,259
    Accrued expenses                                                               58,655              52,690
    Current maturities of long-term obligations                                     8,886               6,021

                                                                                ---------           ---------
           Total current liabilities                                              109,386              95,970

LONG-TERM OBLIGATIONS                                                             100,047              87,272

DEFERRED INCOME TAXES                                                              13,993              12,608

OTHER LONG-TERM OBLIGATIONS                                                         3,906               3,670

EXCESS OF FAIR VALUE OF ACQUIRED NET ASSETS                                         3,730                 349
     OVER COST, Net

POSTRETIREMENT OBLIGATION OTHER THAN PENSION                                        8,045               7,596

MINORITY INTEREST IN SUBSIDIARIES                                                   4,278               3,060

STOCKHOLDERS' EQUITY:

     Preferred stock, $.01 par value, 2,000,000                                         -                   -
       authorized shares; no shares issued and outstanding

     Common stock, $.01 par value, 19,300,000                                          83                  82
       authorized shares; 8,250,475 and 8,226,570
       shares issued, respectively

     Class A common stock (non-voting), $.01 par value,                                 -                   -
       700,000 authorized shares; no shares issued and
       outstanding

     Additional paid-in capital                                                    81,149              80,957

     Retained earnings                                                             59,515              55,205

     Accumulated foreign currency translation adjustment                           (1,216)               (630)
                                                                                ---------           ---------
                                                                                  139,531             135,614
     Less shares held in treasury:
       Common stock, 622,702 and 36,002 shares, respectively,  at cost             (6,048)                  -


                                                                                ---------           ---------
           Total stockholders' equity                                             133,483             135,614

                                                                                ---------           ---------
TOTAL                                                                           $ 376,868           $ 346,139
                                                                                ---------           ---------
                                                                                ---------           ---------

                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)
                                   (UNAUDITED)

                                                      Three Months Ended                     Nine Months Ended
                                                           March 31,                              March 31,
                                                   1999                1998                1999                1998
                                               ----------          ----------          ----------          ----------
NET SALES                                      $  119,533          $   91,623          $  359,064          $  244,854

COST OF GOODS SOLD                                101,998              77,503             308,861             208,859

                                               ----------          ----------          ----------          ----------
GROSS PROFIT                                       17,535              14,120              50,203              35,995


OPERATING EXPENSES:

  Selling, general and administrative              12,711               6,251              35,299              18,856

  Amortization of intangibles                         234                 231                 803                 637

                                               ----------          ----------          ----------          ----------
     Total operating expenses                      12,945               6,482              36,102              19,493


                                               ----------          ----------          ----------          ----------
OPERATING INCOME                                    4,590               7,638              14,101              16,502

INTEREST EXPENSE                                    2,162                 841               6,284               2,126

MINORITY INTEREST IN NET INCOME                        59                  79                 110                 258
   OF SUBSIDIARIES

                                               ----------          ----------          ----------          ----------
INCOME BEFORE TAXES                                 2,369               6,718               7,707              14,118

INCOME TAXES                                        1,104               2,805               3,397               5,990

                                               ----------          ----------          ----------          ----------
NET INCOME                                     $    1,265          $    3,913          $    4,310          $    8,128
                                               ----------          ----------          ----------          ----------
                                               ----------          ----------          ----------          ----------


NET INCOME PER COMMON AND
  EQUIVALENT SHARE:
    BASIC                                      $     0.17          $     0.48          $     0.55          $     1.00
                                               ----------          ----------          ----------          ----------
                                               ----------          ----------          ----------          ----------

    DILUTED                                    $     0.17          $     0.48          $     0.55          $     0.99
                                               ----------          ----------          ----------          ----------
                                               ----------          ----------          ----------          ----------


WEIGHTED AVERAGE NUMBER OF
  COMMON AND EQUIVALENT
  SHARES OUTSTANDING:
    BASIC                                       7,619,587           8,175,612           7,844,987           8,161,647
                                               ----------          ----------          ----------          ----------
                                               ----------          ----------          ----------          ----------

    DILUTED                                     7,619,587           8,207,116           7,844,987           8,213,281
                                               ----------          ----------          ----------          ----------
                                               ----------          ----------          ----------          ----------


                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)


                                                         Three Months Ended                Nine Months Ended
                                                              March 31,                        March 31,
                                                      1999              1998             1999              1998
                                                    -------           -------          -------           -------
NET INCOME                                          $ 1,265           $ 3,913          $ 4,310           $ 8,128

OTHER COMPREHENSIVE INCOME,
   BEFORE TAX:

  Foreign currency translation adjustments             (193)               40             (586)             (199)

                                                    -------           -------          -------           -------
OTHER COMPREHENSIVE INCOME,
  BEFORE TAX                                        $ 1,072           $ 3,953          $ 3,724           $ 7,929

INCOME TAX EXPENSE (BENEFIT)
   RELATED TO ITEMS OF OTHER
   COMPREHENSIVE INCOME                                 (78)               16             (237)              (80)


                                                    -------           -------          -------           -------
OTHER COMPREHENSIVE INCOME,
   NET OF TAX                                       $ 1,150           $ 3,937          $ 3,961           $ 8,009
                                                    -------           -------          -------           -------
                                                    -------           -------          -------           -------


                 See Notes to Consolidated Financial Statements.

                 ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In Thousands)
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                               March 31,
                                                                                        1999               1998
                                                                                      --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                       $  4,310           $  8,128
     Adjustments to reconcile net income to
       net cash from operating activities:
                  Depreciation and amortization                                         10,421              8,797
                  Minority interest in net income of subsidiaries                          106                263
                  Loss (Gain) on disposal of capital assets                               (185)                18
                  Deferred income taxes                                                    305              1,415
                  Changes in assets and liabilities (exclusive of effects of acquired companies):
                    Receivables                                                          7,396             (5,856)
                    Inventories                                                         (2,626)            (1,638)
                    Other current assets                                                (6,122)            (1,147)
                    Accounts payable                                                     2,734               (235)
                    Accrued expenses                                                    (2,792)            (5,249)
                    Post retirement obligation other
                      than pension                                                         449                467
                    Other                                                                1,182                 87
                                                                                      --------           --------
                                  Cash provided by operating activities                 15,178              5,050
                                                                                      --------           --------


CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                              (16,903)           (13,237)
     Payment for purchase of net assets of subsidiaries,
         net of cash acquired                                                           (7,396)           (26,784)
     Proceeds from sale of capital assets                                                1,662                861
     Payment for investment in unconsolidated subsidiary                                  (150)                 -
     Advances under subordinated note receivable                                             -             (1,974)

                                                                                      --------           --------
                                  Cash used in investing activities                    (22,787)           (41,134)
                                                                                      --------           --------


CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock, net of costs                                  193                470
     Payment for repurchase of common stock                                             (6,048)                 -
     Payment for purchase of stock in subsidiaries                                        (405)               (11)
     Payments on long-term obligations                                                  (4,510)              (216)
     Net borrowings under revolving loan note                                           20,150             20,484

                                                                                      --------           --------
                                  Cash provided by financing activities                  9,380             20,727


EFFECT OF EXCHANGE RATE ON CASH                                                           (177)                 4

                                                                                      --------           --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     1,594            (15,353)

CASH AND CASH EQUIVALENTS, Beginning of period                                           9,336             19,819

                                                                                      --------           --------
CASH AND CASH EQUIVALENTS, End of period                                              $ 10,930           $  4,466
                                                                                      --------           --------
                                                                                      --------           --------

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

         On July 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "REPORTING COMPREHENSIVE INCOME". In accordance with this statement the Company has presented a separate consolidated statement of comprehensive income for the three-month and nine-month periods ended March 31, 1999, and has restated the three-month and nine-month periods ended March 31, 1998 for comparative purposes.

         Certain March 31, 1998 amounts have been reclassified to conform with March 31, 1999 classifications.

2.       Inventories

                                                            As of
                                          -----------------------------------------
                                               March 31,                June 30,
                                                 1999                     1998
                                                          (Thousands)
              Raw materials                      $10,674                $ 11,152
              Work-in-process                     41,690                  37,939
              Finished goods                      14,259                   7,385
              Deferred supplies                    4,500                   5,670
                                               ---------               ---------
                                                 $71,123                $ 62,146
                                               ---------               ---------
                                               ---------               ---------

3.       Income Taxes

         The provision for income taxes consisted of:

                                                  Nine Months Ended
                                                      March 31,
                                              1999                  1998
                                              ----                  ----
                                                     (Thousands)
              Current:
                   Domestic                    $1,737               $ 3,977
                   Foreign                      1,355                   598
                                              -------              --------
                                               $3,092               $ 4,575

              Deferred:
                   Domestic                      $131               $ 1,415
                   Foreign                        174                   ---
                                              -------              --------
                                                 $305               $ 1,415
                                              -------              --------
              Total                            $3,397               $ 5,990
                                              -------              --------
                                              -------              --------

4.       Acquisitions

         Effective September 1, 1998, the Company purchased 90% of the outstanding capital stock of London Precision Machine and Tool Ltd. ("London Precision") for U.S. $13.8 million in cash. London Precision, located in London, Ontario, Canada, is an industrial machine shop which serves the locomotive, mining and construction, pulp and paper markets, among others. The Company financed this transaction with funds available under its revolving credit facility. In connection with the acquisition of London Precision, the Company recorded approximately U.S. $8.4 million of goodwill, which is being amortized over 25 years. The transaction has been treated as a purchase for financial reporting purposes. The results of operations of London Precision have been included in the Company's statement of operations from the date of acquisition.

         On February 25, 1999, Fonderie d'Autun ("Autun"), a subsidiary of Atchison Casting UK Limited, a 95% owned subsidiary of the Company, purchased the foundry division assets of Compagnie Internationale du Chauffage ("CICH") located in Autun, France. The Company received U.S. $5.8 million in cash and U.S. $5.5 million in inventory in exchange for the assumption of potential environmental and employment liabilities if the facility is ever closed. CICH is a subsidiary of Blue Circle Industries plc, headquartered in London, England. Autun specializes in the manufacture of cast iron radiators and boiler castings. In connection with the acquisition of Autun, the Company recorded approximately U.S. $3.7 million of negative goodwill, which is being amortized over four years. The results of operations of Autun have been included in the Company's statement of operations from the date of acquisition.

5.       Additional Cash Flow Information

                                                       Nine Months Ended
                                                          March 31,
                                                       1999               1998
                                                       ----               ----
              Cash paid during the period for:

                   Interest                             $6,677              $ 2,589
                                                       -------             --------
                                                       -------             --------
                   Income Taxes                         $5,074              $ 5,421
                                                       -------             --------
                                                       -------             --------

              Supplemental schedule of noncash
              investing and financing activities:

                   Unexpended bond funds                     $0               ($484)
                                                       -------             --------
                                                       -------             --------

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

         The Company was required to adopt SFAS No. 128 effective for the quarter ended March 31, 1997. EPS for prior periods have been restated according to the new standard. Following is a reconciliation of basic and diluted EPS for the three-month and nine-month periods ended March 31, 1999 and 1998, respectively.

                  For the three months ended March 31, 1999
                                                                                 Weighted
                                                               Net                Average             Earnings
                                                              Income              Shares              Per Share
                                                           ------------       --------------         -----------
                  Basic EPS
                    Income available to
                      common stockholders                   $1,265,000           7,619,587               $0.17
                  Effect of Dilutive Securities
                    Options                                                             --
                                                           ------------       --------------         -----------
                  Diluted EPS                                $1,265,000          7,619,587               $0.17
                                                           ------------       --------------         -----------
                                                           ------------       --------------         -----------

                  For the three months ended March 31, 1998
                                                                                 Weighted
                                                               Net                Average              Earnings
                                                              Income              Shares              Per Share
                                                           ------------       --------------         -----------
                  Basic EPS
                    Income available to
                       common stockholders                   $3,913,000          8,175,612              $0.48
                  Effect of Dilutive Securities
                     Options                                                        31,504
                                                           ------------       --------------         -----------
                  Diluted EPS                                $3,913,000          8,207,116              $0.48
                                                           ------------       --------------         -----------
                                                           ------------       --------------         -----------

                  For the nine months ended March 31, 1999
                                                                                 Weighted
                                                               Net                Average             Earnings
                                                              Income              Shares              Per Share
                                                           ------------       --------------         -----------
                  Basic EPS
                    Income available to
                      common stockholders                    $4,310,000          7,844,987               $0.55
                  Effect of Dilutive Securities
                     Options                                                            --
                                                           ------------       --------------         -----------
                  Diluted EPS                                $4,310,000          7,844,987               $0.55
                                                           ------------       --------------         -----------
                                                           ------------       --------------         -----------


                  For the nine months ended March 31, 1998
                                                                                Weighted
                                                               Net               Average              Earnings
                                                              Income             Shares               Per Share
                                                           ------------       --------------         -----------
                  Basic EPS
                    Income available to
                      common stockholders                   $8,128,000           8,161,647               $1.00
                  Effect of Dilutive Securities
                     Options                                                        51,634                (0.01)
                                                           ------------       --------------         -----------
                  Diluted EPS                               $8,128,000           8,213,281                $0.99
                                                           ------------       --------------         -----------
                                                           ------------       --------------         -----------

7.       Jahn Foundry Corp. Industrial Accident

         An accident, involving an explosion and fire, occurred on February 25, 1999 at Jahn Foundry, a wholly-owned subsidiary of the Company located in Springfield, Massachusetts. Nine employees were injured and there have been three fatalities. The damage was confined to the shell molding area and boiler and other areas of the foundry are operational. Molds are currently being produced at other foundries until repairs are made. Although no lawsuits have been filed, a number of attorneys representing the injured employees have contacted Jahn Foundry regarding possible litigation. In addition, the Occupational Safety and Health Administration ("OSHA") has six months from the date of the accident to issue any citations, sanctions or fines. Such fines and sanctions, if any, could be material to the Company. The Company believes Jahn Foundry was operating in compliance with OSHA rules and regulations. Should OSHA issue any citations in connection with this accident, Jahn Foundry would vigorously defend itself.

         An investigation continues as to the cause of the explosion by OSHA, the State Fire Marshall and the State Police. The Company and others are conducting their own investigations at the same time. The Company carries insurance for property and casualty damages, business interruption, general liability and workers' compensation. The Company recorded a charge of $450,000 ($750,000 before tax) during the third quarter of fiscal 1999, primarily reflecting the deductibles under the Company's various insurance policies. At this time there can be no assurance that the Company's ultimate costs and expenses resulting from the accident will not exceed available insurance coverage by an amount which could be material to its financial condition or results of operations.

8.       Second Amendment to the Amended and Restated Credit Agreement

         As of April 23, 1999, the Company and its lenders entered into the Second Amendment to the Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement consists of a $40 million term loan and a $70 million revolving credit facility. This amendment provides that the Company maintain a ratio of earnings before interest, taxes and amortization to fixed charges ("Fixed Charge Coverage Ratio") of at least 1.10, increasing to 1.50 on June 30, 1999, if the Company completes a subordinated debt offering of at least $60 million by June 30, 1999. If the Company does not complete such an offering by June
         30, 1999, the amendment provides that the Company maintain a Fixed Charge Coverage Ratio of at least 1.10, increasing to 1.25 on March
         31, 2000 and 1.50 on March 31, 2001. The amendment also provides that the Company must maintain a ratio of total senior debt to earnings before interest, taxes, amortization and depreciation of not more than 3.2 prior to the issuance by the Company of any subordinated debt, and not more than 3.0 after the issuance of any subordinated debt. In addition, this amendment provides that the Company may not make acquisitions prior to May 1, 2000 and, from and after May 1, 2000, the Company may not make acquisitions unless the Fixed Charge Coverage Ratio is at least 1.50, among other existing restrictions. Loans under this revolving credit facility will bear interest at fluctuating rates of either: (i) the agent bank's corporate base rate or (ii) LIBOR plus 1.85% subject, in the case of the LIBOR rate option, to a reduction of up to 0.50% (50 basis points) if certain financial ratios are met. Loans under this revolving credit facility may be used for general corporate purposes, permitted acquisitions and approved investments.

ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

Net sales for the third quarter of fiscal 1999 were $119.5 million, representing an increase of $27.9 million, or 30.5%, over net sales of $91.6 million in the third quarter of fiscal 1998. The operations acquired by the Company since
April 6, 1998 generated net sales in the third quarter of fiscal 1999 as follows:

                                                                              FY98 3rd Qtr           FY99 3rd Qtr
             Operation                                Date Acquired           Net Sales              Net Sales
             ---------                                -------------           ------------           --------------
Sheffield Forgemasters Group Limited                    04/06/ 98                --                 $31.0 million
Claremont Foundry, Inc.                                 05/01/ 98                --                   2.0 million
London Precision Machine & Tool Ltd.                    09/01/ 98                --                   6.4 million
Fonderie d'Autun                                        02/25/ 99                --                   1.2 million

Excluding net sales generated by the operations acquired since April 6, 1998, net sales for the third quarter of fiscal 1999 were $78.9 million, representing a decrease of $12.7 million, or 13.9%, from net sales of $91.6 million in the third quarter of fiscal 1998. This 13.9% decrease in net sales was due primarily to decreases in net sales to the offshore oil and gas, mining, power generation, agricultural and petrochemical markets, partially offset by an increase in net sales to the rail market.

Net sales for the first nine months of fiscal 1999 were $359.1 million, representing an increase of $114.2 million, or 46.6%, over net sales of $244.9 million in the first nine months of fiscal 1998. The operations acquired by the Company since October 6, 1997 generated net sales of $27.5 million and $160.2 million in the first nine months of fiscal 1998 and fiscal 1999, respectively, as follows:

                                                                         FY98 First Nine     FY99 First Nine
                                                                             Months             Months
                     Operation                         Date Acquired        Net Sales          Net Sales
                     ---------                         -------------        ---------          ---------
Inverness Castings Group, Inc.                          10/06/97       $27.5 million       $ 36.2 million
Sheffield Forgemasters Group Limited                    04/06/98             --             101.8 Million
Claremont Foundry, Inc.                                 05/01/98             --               5.5 Million
London Precision Machine & Tool Ltd.                    09/01/98             --              15.5 Million
Fonderie d'Autun                                        02/25/99             --               1.2 Million

Excluding net sales generated by the operations acquired since October 6, 1997, net sales for the first nine months of fiscal 1999 were $198.9 million, representing a decrease of $18.5 million, or 9.1%, from net sales of $217.4 million in the first nine months of fiscal 1998. This 8.5% decrease in net sales was due primarily to decreases in net sales to the offshore oil and gas, steel, mining, power generation, agricultural and petrochemical markets, partially offset by an increase in net sales to the rail market.

Gross profit for the third quarter of fiscal 1999 increased by $3.4 million, or 24.2%, to $17.5 million, or 14.7% of net sales, compared to $14.1 million, or 15.4% of net sales, for the third quarter of fiscal 1998. Gross profit for the first nine months of fiscal 1999 increased by $14.2 million, or 39.5%, to $50.2 million, or 14.0% of net sales, compared to $36.0 million, or 14.7% of net sales, for the first nine months of fiscal 1998. The increase in gross profit for both periods was primarily due to increased sales volume levels resulting from the acquisitions of Sheffield Forgemasters Group Limited ("Sheffield") and London Precision Machine and Tool Ltd. ("London Precision"). The contribution from London Precision and improved results at the Company's Amite facility due to increased sales volume levels, improved productivity and reduced employee turnover and training positively impacted gross profit as a percentage of net sales in both periods. Offsetting these factors were: (i) decreased absorption of overhead resulting from lower net sales to the offshore oil and gas, mining, steel, power generation, petrochemical and agricultural markets, (ii) delays in the scheduled delivery of orders by customers in the mining, construction and rail markets, (iii) continued productivity and scrap problems at Inverness Castings Group, Inc. ("Inverness") and Claremont Foundry, Inc. ("Claremont"), (iv) increased warranty costs at Canada Alloy Castings, Ltd. and (v) increased training costs, higher employee turnover and increased overtime due to the generally tight labor markets. In addition, gross profit as a percentage of net sales for the first nine months was impacted by (i) reduced productivity and excessive overtime due to power curtailments under the Company's interruptible electricity contracts resulting from the extreme heat during the first quarter and (ii) higher plant maintenance shutdown costs at Atchison/St. Joe and Prospect Foundry, Inc. ("Prospect").

Selling, general and administrative expense ("SG&A") for the third quarter of fiscal 1999 was $12.7 million, or 10.6% of net sales, compared to $6.3 million, or 6.8% of net sales, in the third quarter of fiscal 1998. For the first nine months of fiscal 1999, SG&A was $35.3 million, or 9.8% of net sales, compared to $18.9 million, or 7.7% of net sales, for the first nine months of fiscal 1998. The increase in SG&A was primarily attributable to expenses associated with the operations acquired by the Company in fiscal 1998 and fiscal 1999. The increase in SG&A as a percentage of net sales for both periods was primarily due to higher average SG&A as a percentage of net sales at Sheffield. Also included in SG&A in both periods was a charge of $750,000 ($450,000 after tax) related to an industrial accident at the Company's subsidiary, Jahn Foundry Corp. ("Jahn") (see Liquidity and Capital Resources).

Amortization of certain intangibles for the third quarter of fiscal 1999 was $234,000 or 0.2% of net sales, as compared to $231,000 or 0.3% of net sales, in the third quarter of fiscal 1998. Amortization of certain intangibles for the first nine months of fiscal 1999 was $803,000 or 0.2% of net sales, as compared to $637,000, or 0.3% of net sales, for the first nine months of fiscal 1998. The intangible assets consist of goodwill recorded in connection with certain of the Company's acquisitions. In connection with the acquisition of London Precision, the Company recorded approximately $8.4 million of goodwill, which is being amortized over 25 years. Partially offsetting the expense relating to the amortization of these assets is the amortization of the excess acquired net assets over cost (negative goodwill) recorded by the Company in connection with the acquisitions of Canadian Steel Foundries, Ltd. and Founderie d'Autun ("Autun").

Interest expense for the third quarter of fiscal 1999 increased to $2.2 million or 1.8% of net sales, from $841,000, or 0.9% of net sales, in the third quarter of fiscal 1998. For the first nine months of fiscal 1999, interest expense increased to $6.3 million, or 1.8% of net sales, from $2.1 million, or 0.9% of net sales, in the first nine months of fiscal 1998. The increase in interest expense reflects an increase in the average amount of outstanding indebtedness primarily incurred to finance the Company's acquisitions.

Income tax expense for the third quarter of fiscal 1999 reflected the combined federal, state and provincial statutory rate of approximately 45.5%, which is higher than the combined federal, state and provincial statutory rate because of the provision for tax benefits at lower effective rates on losses at certain subsidiaries. Income tax expense for the first nine months of fiscal 1999 reflected the combined federal, state and provincial statutory rate of approximately 43.5%. Income tax expense for the third quarter and first nine months of fiscal 1998 reflected the combined federal, state and provincial statutory rate of approximately 41.5%. The Company's combined effective tax rate reflects the different federal, state and provincial statutory rates of the various jurisdictions in which the Company operates, and the proportion of taxable income earned in each of those tax jurisdictions.

As a result of the foregoing, net income for the third quarter of fiscal 1999 was $1.3 million, compared to net income of $3.9 million for the third quarter of fiscal 1998. Net income for the first nine months of fiscal 1999 was $4.3 million, compared to net income of $8.1 million for the first nine months of fiscal 1998. Excluding the charge related to the industrial accident at Jahn, net income for the third quarter and the first nine months would have been $1.7 million and $4.8 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by operating activities for the first nine months of fiscal 1999 was $15.2 million, an increase of $10.1 million from the first nine months of fiscal 1998. This increase was primarily attributable to decreased working capital requirements primarily relating to accounts receivable balances.

Working capital was $71.6 million at March 31, 1999, as compared to $76.8 million at June 30, 1998. The decrease primarily resulted from decreased accounts receivable balances and a $2.9 million increase in the current maturities of the Company's existing outstanding indebtedness, partially offset by net additional working capital of $1.5 million associated with the acquisitions of London Precision and Autun.

During the first nine months of fiscal 1999, the Company made capital expenditures of $16.9 million, as compared to $13.2 million for the first nine months of fiscal 1998. Included in the first nine months of fiscal 1999 were capital expenditures of $2.1 million on upgrading the 1,500 ton forging press to 2,500 tons at Sheffield. Included in the first nine months of fiscal 1998 were capital expenditures of $1.6 million on a new sand reclamation system at the Atchison/St. Joe Division and $2.7 million on a new mold line at Prospect. The balance of capital expenditures in both periods was used for routine projects at each of the Company's facilities. The Company expects to reduce its capital expenditures in fiscal 1999 from its budget of $25.0 million to approximately $21.0 million.

On August 12, 1998, the Company announced that its Board of Directors had authorized a stock repurchase program of up to 1.2 million common shares of its then outstanding 8.2 million common shares. The stock repurchases may be made from time to time at prevailing prices in the open market or in privately negotiated transactions, depending on market conditions, the price of Company's common stock and other factors. The Company will make such stock repurchases using internally generated funds and borrowings under its credit facility. The Company's Note Purchase Agreement allows repurchases of up to nearly $6.2 million of Company common stock during fiscal 1999. Any share repurchases will be added to the Company's treasury shares and will be available for reissuance in connection with the Company's acquisitions, employee benefit plans or for other corporate purposes. Through March 31, 1999, the Company had repurchased 586,700 shares at a cost of $6.0 million.

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

As of April 23, 1999, the Company and its lenders entered into the Second Amendment to the Credit Agreement. This amendment provides that the Company maintain a ratio of earnings before interest, taxes and amortization to fixed charges ("Fixed Charge Coverage Ratio") of at least 1.10, increasing to 1.50 on June 30, 1999, if the Company completes a subordinated debt offering of at least $60 million by June 30, 1999. If the Company does not complete such an offering by June 30, 1999, the amendment provides that the Company maintain a Fixed Charge Coverage Ratio of at least 1.10, increasing to 1.25 on March 31, 2000 and 1.50 on March 31, 2001. The amendment also provides that the Company must maintain a ratio of total senior debt to earnings before interest, taxes, amortization and depreciation of not more than 3.2 prior to the issuance by the Company of any subordinated debt, and not more than 3.0 after the issuance of any subordinated debt. In addition, this amendment provides that the Company may not make acquisitions prior to May 1, 2000 and, from and after May 1, 2000, the Company may not make acquisitions unless the Fixed Charge Coverage Ratio is at least 1.50, among other existing restrictions. Loans under this revolving credit facility will bear interest at fluctuating rates of either: (i) the agent bank's corporate base rate or (ii) LIBOR plus 1.85% subject, in the case of the LIBOR rate option, to a reduction of up to 0.50% (50 basis points) if certain financial ratios are met. Loans under this revolving credit facility may be used for general corporate purposes, permitted acquisitions and approved investments.

The Company previously announced that it was contemplating the issue of up to $100 million of senior subordinated notes through a private placement under Rule 144A, with the expectation that, if completed, the Company would subsequently register substantially similar notes to be offered in exchange for the initial notes by means of a prospectus. Due to market conditions, the Company has decided not to issue such senior subordinated notes.

The Company is currently contemplating the issue of $60 million aggregate principal amount of unsecured, senior subordinated notes through a private placement, subject to market conditions. If consummated, the Company would use the net proceeds of the offering to retire its bank term loan and to reduce outstanding borrowings under its revolving credit facility.

Total indebtedness of the Company at March 31, 1999 was $108.9 million, as compared to $93.3 million at June 30, 1998. This increase of $15.6 million primarily reflects indebtedness incurred of $13.8 million to finance the acquisition of London Precision and $6.0 million to repurchase 586,700 shares of the Company's common stock. At March 31, 1999, $14.9 million was available for borrowing under the Company's revolving credit facility.

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

On February 25, 1999, Autun, a subsidiary of Atchison Casting UK Limited, a 95% owned subsidiary of the Company, purchased the foundry division assets of Compagnie Internationale du Chauffage ("CICH") located in Autun, France. The Company received U.S. $5.8 million in cash and U.S. $5.5 in inventory in exchange for the assumption of potential environmental and employment liabilities if the facility is ever closed. CICH is a subsidiary of Blue Circle Industries plc, headquartered in London, England. Autun specializes in the manufacture of cast iron radiators and boiler castings.

An accident, involving an explosion and fire, occurred on February 25, 1999 at Jahn, a wholly-owned subsidiary of the Company located in Springfield, Massachusetts. Nine employees were injured and there have been three fatalities. The damage was confined to the shell molding area and boiler and other areas of the foundry are operational. Molds are currently being produced at other foundries until repairs are made. Although no lawsuits have been filed, a number of attorneys representing the injured employees have contacted Jahn regarding possible litigation. In addition, the Occupational Safety and Health Administration ("OSHA") has six months from the date of the accident to issue any citations, sanctions or fines. Such fines and sanctions, if any, could be material to the Company. The Company believes Jahn was operating in compliance with OSHA rules and regulations. Should OSHA issue any citations in connection with this accident, Jahn would vigorously defend itself.

An investigation continues as to the cause of the explosion by OSHA, the State Fire Marshall and the State Police. The Company and others are conducting their own investigations at the same time. The Company carries insurance for property and casualty damages, business interruption, general liability and workers' compensation. The Company recorded a charge of $450,000 ($750,000 before tax) during the third quarter of fiscal 1999, primarily reflecting the deductibles under the Company's various insurance policies. At this time there can be no assurance that the Company's ultimate costs and expenses resulting from the accident will not exceed available insurance coverage by an amount which could be material to its financial condition or results of operations.

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

The Company relies on a number of customers and suppliers, including banks, telecommunication providers, utilities, and other providers of goods and services. The inability of these third parties to conduct their business for a significant period of time due to the Year 2000 issue could have a material adverse impact on the Company's operations. The Company is currently assessing the Year 2000 compliance of its significant customers and suppliers. To date, the Company has been advised by over two-thirds of its significant customers that they expect to be Year 2000 compliant by the end of calendar 1999. There can be no assurance that the systems of other companies that interact with the Company will be sufficiently Year 2000 compliant. The Company's reliance on single source suppliers, however, is minimal, and the Company seeks to limit sole source supply relationships. The Company, however, has entered into national service agreements for the supply of certain raw materials and freight service from single sources. If the Company does not identify or fix all Year 2000 problems in critical operations, or if a major supplier or customer is unable to supply raw materials or receive the Company's product, the Company's results of operations or financial condition could be materially impacted.

Year 2000 project expenditures to date total approximately $1.7 million. The Company expects to incur an additional $850,000 of costs. The Company presently anticipates that it will complete its Year 2000 assessment and remediation by June 30, 1999. However, there can be no assurance that the Company will be successful in implementing its Year 2000 implementation plan according to the anticipated schedule due to the potential lack of availability of trained personnel and their ability to identify relevant computer codes, among other uncertainties.

FORWARD-LOOKING STATEMENTS

The sections entitled "Liquidity and Capital Resources" and "Year 2000 Computer Issues" contain forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements such as "expects," "intends," "contemplating" and statements pertaining to the adequacy of funding for capital expenditure and working capital requirements for the next two years are not historical in nature. Among the factors that could cause actual results to differ materially from such forward-looking statements include: the size and timing of future acquisitions, business conditions and the state of the general economy, particularly the capital goods industry, the strength of the U.S. dollar, British pound and the Euro, interest rates, the availability of labor, the successful conclusion of various union contract negotiations, the results of the OSHA investigation at Jahn, the competitive environment in the casting industry and changes in laws and regulations that govern the Company's business, particularly environmental regulations.

ITEM 3.

                          DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative information about market risk was addressed in
Item 7A of the Company's Form 10-K for the fiscal year ended June 30, 1998. There has been no material change to that information required to be disclosed in this Form 10-Q filing.

PART II

ITEM 1 - Legal Proceedings

         While under prior ownership, Kramer International, Inc. ("Kramer") was identified as a potentially responsible party ("PRP") with respect to cleanup of a waste disposal site located in Franklin, Wisconsin, which was used by one of Kramer's former subcontractors. The $6 million cleanup of this site has been completed. The PRP who performed the necessary cleanup sued a group of non-performing PRPs, including Kramer, for contribution in Acme Printing Ink Company v. Menard, et al., Case No. 89C834 (E.D. Wis). This case was settled with no cash being paid by Kramer.

ITEM 2 - Changes in Securities and Use of Proceeds

         Unregistered Securities Transactions

         In lieu of cash compensation for services rendered in his capacity as a Director of the Company, Mr. David Belluck was provided at his election 805 shares of common stock on February 25, 1999, with a then-current market value of $9.94 per share. The transaction is exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act.

ITEM 3 - Defaults Upon Senior Securities

         NOT APPLICABLE

ITEM 4 - Submission of Matters to a Vote of Security Holders

         NOT APPLICABLE

ITEM 5 - Other Information

         NOT APPLICABLE

ITEM 6 - Exhibits and Reports of Form 8-K

         (A)   Exhibits

               4 Second Amendment to Amended and Restated Credit Agreement dated as of April 23, 1999, among the Company, the Banks party thereto, and Harris Trust and Savings Bank, as Agent.

               27     Financial Data Schedule

         (B)   Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

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

                                          Atchison Casting Corporation
                                          ----------------------------
                                                    (Registrant)

DATE:   May 11,  1999                      /s/ HUGH H. AIKEN
                                           -------------------------------
                                           Hugh H. Aiken, Chairman of the
                                           Board, President and Chief
                                           Executive Officer

DATE:   May 11, 1999                       /s/ KEVIN T. MCDERMED
                                           ----------------------------------
                                           Kevin T. McDermed, Vice President,
                                           Chief Financial Officer, Treasurer
                                           and Secretary