Form 10-K
period 1999-06-30
ATCHISON CASTING CORP
filed 1999-09-16
CIK 911115

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K
(Mark One)
/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 1999
                                       OR
/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES / X / NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the Common Stock, par value $.01 per share, of the registrant held by nonaffiliates of the registrant as of September 9, 1999 was $63,827,463.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of September 9, 1999: 7,636,901 Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Proxy Statement for the Annual Meeting of Stockholders to be held November 19, 1999, are incorporated by reference into
Part III.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

    Atchison Casting Corporation ("Atchison" or "ACC") was formed in 1991 with the dual objectives of acting as a consolidator in the foundry industry and bringing new technology for casting design and manufacture to the foundries it acquires. While Atchison in its current form has been in operation since 1991, its operating units have been in continuous operation for much longer, in some cases for more than 100 years. The first foundry acquired by ACC, the steel-castings division of Rockwell International, has been in continuous operation since 1872. The period as a semi-captive foundry, under Rockwell, was characterized by high quality design and production, but less emphasis on outside customers and new markets.

    Atchison manufactures highly engineered metal castings and forgings that are utilized in a wide variety of products, including cars, trucks, gas, steam and hydroelectric turbines, mining equipment, locomotives, passenger rail cars, pumps, valves, army tanks, navy ships, paper-making machinery, oil field equipment, reactor vessels for plastic manufacturing, computer peripherals, office furniture, home appliances, satellite receivers and consumer goods. Having completed nineteen acquisitions since 1991, the Company has established itself as a leading consolidator in the casting industry. As a result of these acquisitions, the Company has the ability to produce castings from a wide selection of materials, including carbon, low-alloy and stainless steel, gray and ductile iron, aluminum and zinc as well as the ability to manufacture parts in a variety of sizes, ranging from small die cast components for the computer industry that weigh a few ounces to mill stands for the steel industry that weigh up to 280 tons. The Company believes that its broad range of capabilities, which addresses the needs of many different markets, provides a distinct competitive advantage in the casting and forging industry.

    The Company was founded to make acquisitions in the highly fragmented foundry industry and to implement new casting design technology to make the foundries more competitive. Following the initial acquisition of the steel casting operations of Rockwell International in 1991, the Company has continued to acquire foundries in the U.S., Canada and Europe. As a result of these acquisitions, as well as internal growth, ACC's net sales have increased from approximately $54.7 million in its first fiscal year ended June 30, 1992, to $475.6 million for the fiscal year ended June 30, 1999, resulting in a compound annual growth rate of 36.2%. The Company is not currently contemplating any major acquisitions. The Company's primary focus in fiscal 2000 will be on the integration and improvement of existing operations.

    Since 1991, the number of customers served by the Company has increased from 12 to more than 500, including companies such as Caterpillar, Gardner Denver, General Motors, General Electric, Siemens (formerly Westinghouse), General Dynamics, Shell, British Steel, Nucor, GEC-Alstom, Ingersoll-Dresser, John Deere, DaimlerChrysler, and Meritor (formerly Rockwell International). The Company has received supplier excellence awards for quality from, or has been certified by, substantially all of its principal customers.

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

COMPANY STRATEGY

    ACC is pursuing growth and diversification through a two-pronged approach of: (i) making strategic acquisitions within the widely fragmented and consolidating foundry industry; and (ii) integrating the acquired foundries to achieve economies of scale, while strengthening marketing and promoting the use of new casting technology. No major acquisitions are currently contemplated during fiscal 2000. ACC's primary focus during fiscal 2000 will be on the integration and improvement of existing operations.

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

    BROADEN PRODUCT OFFERINGS AND CAPABILITIES. The Company also seeks to acquire foundries that add a new product line or customer base that can be leveraged throughout ACC's network of foundries. For example, prior to the acquisition of Prospect in 1994, which expanded ACC's capabilities to include gray and ductile iron, the Company only produced carbon and low alloy steel castings. The acquisition of Quaker Alloy, Inc. ("Quaker Alloy") expanded ACC's stainless and high alloy steel capabilities to include a wider range of casting sizes. Los Angeles Die Casting Inc. ("LA Die Casting"), a leading die caster of aluminum and zinc components for the computer and recreation markets, provides ACC with an entry into the aluminum and zinc die casting markets. PrimeCast, Inc. ("PrimeCast") (formerly the Beloit Castings Division of Beloit Corporation) expanded ACC's capabilities to produce large iron castings. The acquisition of Sheffield Forgemasters Group Limited ("Sheffield") brings to ACC the ability to offer cast and forged rolls, larger steel castings and centrifically cast parts. London Precision Machine & Tool Ltd. ("London Precision") expanded ACC's capabilities in the machining of castings.

    DIVERSIFY END MARKETS. The Company attempts to lessen the cyclical exposure at individual foundries by creating a diversified network of foundries that serve a variety of end markets. Kramer International, Inc. ("Kramer"), a supplier of pump impellers, was acquired in 1995, expanding ACC's sales to the energy and utility sectors. The Company believes ACC's presence in these markets somewhat offsets its exposure to the railroad and mining and construction markets, as energy and utility cycles do not necessarily coincide with railroad investment or mining and construction cycles. The acquisition of Prospect diversified the end markets served by the Company by providing access to both the agricultural equipment and trucking industries. Sheffield provided a strong position as a supplier to the steel industry, as well as substantial enhancement of ACC's presence in the oil and gas industry. Currently, the Company serves more than ten major end-user markets, compared to three in 1991.

    DIVERSIFY GEOGRAPHICALLY. The Company also seeks to acquire foundries which would expand the operations to other major world economies. Sheffield and Founderie d'Autun ("Autun") provide entry into the Euromarket.

    The following table presents the Company's nineteen acquisitions and their primary strategic purpose.

                                          DATE
     MANUFACTURING UNIT                 ACQUIRED                            STRATEGIC PURPOSE
    -------------------------------    ------------   --------------------------------------------------------------
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

    Pennsylvania Steel Foundry          10/31/96      Well regarded in turbine industry. Build position in power
     & Machine Company                                   generation, pump and valve markets. Add-on to Quaker
                                                         Alloy and Empire.

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

    Inverness Castings Group, Inc.      10/06/97      Expand in automotive and aluminum products.

    Sheffield                           04/06/98      Enter European marketplace and add new product lines,
                                                         including forgings. Gain strong position in steel
                                                         industry and off-shore oil and gas industry.

                                          DATE
     MANUFACTURING UNIT                 ACQUIRED                            STRATEGIC PURPOSE
    -------------------------------    ------------   --------------------------------------------------------------
    Claremont Foundry, Inc.            05/01/98      Company's first automatic molding line for steel castings
                                                         made in green sand molds. Penetrate more deeply into
                                                         mass transit market.

    London Precision                   09/01/98      Enhance the Company's capability to machine castings, including finish machining.

    Fonderie d'Autun                   02/25/99      Establish additional operations in Europe.


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

    One way in which ACC builds the marketing efforts of its foundries is to increase the number of sales personnel at both existing and acquired foundries. In addition to sales people added through acquisitions, the Company has incrementally increased the sales force by 31%. Another element of the Company's marketing effort is to jointly develop castings with its customers. Joint development projects using new technology, and the resulting increased service and flexibility provided to customers, is an important marketing tool and has been instrumental in receiving several new orders. For example, a joint development project between Caterpillar and ACC led to the production of the boom tip casting for one of Caterpillar's new hydraulic excavators. Joint development projects have also taken place with General Motors, Nordberg, John Deere, New Holland and DaimlerChrysler, among others.

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

    INTRODUCE ADVANCED TECHNOLOGY. As part of its acquisition strategy, the Company is systematically introducing new advanced technologies into each of its acquired foundries to enhance their competitive position. For example, the Company's capabilities in finite element analysis and three-dimensional solid modeling are having a beneficial impact on sales and casting production by helping customers to design lighter and stronger castings, shortening design cycles, lowering casting costs and in some cases creating new applications. These new technologies have enhanced the Company's ability to assist customers in the component design and engineering stages, strengthening the Company's relationships with its customers. New techniques involve computerized solid models that are used to simulate the casting process, to make patterns and auxiliary tooling and to machine the finished castings. The Company intends to implement this new technology in all of its foundries and, to date, fourteen of ACC's foundries have implemented or are in the process of implementing this technology. The
Company has established a Fabrication-to-Casting Design Center at its Atchison, Kansas facility. The focus of the design center is to help customers design new castings, especially those which can replace existing fabricated assemblies.

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

    LEVERAGE MANAGEMENT EXPERTISE. The Company believes that improvements can often be made in the way acquired foundries are managed, including the implementation of new technologies, advanced employee training programs, standardized budgeting processes and profit sharing programs and providing access to capital. In this view, ACC enhances management teams by adding technical, marketing or production experience, if needed. For example, ACC was able to significantly improve the profitability of Canadian Steel by adding new members to management, entering new markets, installing finite element solidification modeling and providing capital. As another example, under ACC ownership, La Grange was able to negotiate a new labor agreement, create profit sharing for all employees, broaden its customer base and install solidification modeling.

INDUSTRY TRENDS

    The American Foundrymen's Society estimates that global casting production was 60.9 million metric tons in 1997 of which steel castings accounted for approximately 5.5 million tons, iron castings for approximately 46.8 million tons and nonferrous castings for approximately 8.6 million tons. It is further estimated that the top ten producing countries represent 80% of the total production, with the U.S. representing in excess of 23% of the world market.

    The U.S. casting industry is estimated to have had shipments of approximately 14.9 million tons in 1998, of which steel castings accounted for approximately 1.4 million tons, iron castings for approximately 10.8 million tons and non-ferrous castings for approximately 2.7 million tons. Recent estimates forecast an approximate 2-3% decline in shipments in each of 1999 and 2000. Forecasts for years 2002 and 2003 project the shipments to grow to 14.2 million tons and 14.9 million tons, respectively. The Company has been able to grow at a rate substantially in excess of the overall industry principally as a result of its strategy and due to key trends affecting the casting industry, including the following:

    INDUSTRY CONSOLIDATION

    Although still highly fragmented, the U.S. foundry industry has consolidated from approximately 465 steel foundries and 1,400 iron foundries in 1982 to approximately 400 and 700 steel and iron foundries, respectively, in 1998. As the industry has consolidated, capacity utilization has increased from approximately 45% in 1982 to more than 85% in 1998. This consolidation trend has been accompanied by increased outsourcing of casting production and OEM supplier rationalization.

    OUTSOURCING. Many OEMs are outsourcing the manufacture of cast components to independent foundries in an effort to reduce their capital and labor requirements and to focus on their core businesses. Management believes that captive foundries are often underutilized, inefficiently operated and lack the latest technology. Several of ACC's OEM customers, such as Caterpillar, General Motors, General Electric, Meritor (formerly Rockwell International), Ingersoll-Dresser, Gardner Denver, Compagnie Internationale du Chauffage and Beloit Corporation, have closed or sold one or more of their captive foundries during the past ten years and have outsourced the castings which they once made to independent suppliers such as the Company. As described above, the closure of these facilities has contributed to increased capacity utilization at the remaining foundries.

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

    The Company has established a Fabrication-to-Casting Design Center at its Atchison, Kansas facility. The focus of the design center is to help customers design new castings, especially those which can replace existing fabricated assemblies.

    MARKETS AND PRODUCTS

    STEEL INDUSTRY. The steel industry uses rolls to form cast steel into sheets, bars, rods, beams and plates, which are then used to make end products such as car bodies, tin cans and bridges. Rolls are consumed as steel is rolled, so there is a steady demand for rolls. Customers in this market include British Steel and Nucor, among others. Sheffield Forgemasters Rolls Ltd. ("Forgemasters Rolls") is one of the world leaders in cast and forged rolls for the steel making industry. Steel products produced by the Company accounted for 4.1%, 7.0% and 18.7% of the Company's net sales in fiscal 1997, fiscal 1998 and fiscal 1999, respectively.

    MINING AND CONSTRUCTION. ACC's castings are used in tractor-crawlers, mining trucks, excavators, drag lines, wheel-loaders, rock crushers, diesel engines, slurry pumps, coal mining machines and ore-processing equipment. Mining and construction equipment customers include Caterpillar, Nordberg, Meritor (formerly Rockwell International), Gardner Denver, John Deere, Komatsu and Euclid, among others. Products supplied to the mining and construction industry accounted for 31.4%, 23.1% and 18.0% of the Company's net sales in fiscal 1997, fiscal 1998 and fiscal 1999, respectively.

    RAILROAD. The Company supplies cast steel undercarriages for locomotives, among other parts, for this market. GM is ACC's largest locomotive customer, and has purchased locomotive castings from the Atchison/St. Joe Division for over 50 years. The Company further penetrated this market through the purchase of London Precision. Rail products produced by the Company accounted for 5.2%, 6.6% and 11.4% of the Company's net sales in fiscal 1997, fiscal 1998 and fiscal 1999, respectively. In fiscal 1999, General Motors accounted for more than 10% of net sales.

    ENERGY. The Company's products for the energy market include pumps, valves and compressors for transmission and refining of petrochemicals, blow-out preventers and mud pumps for drilling and work-over of wells, lifting hooks and shackles for offshore installation of equipment, winch components for rig positioning, nodes for platform construction, subsea components and other oil field castings. Shell, Amoco, Aker-Verdal, Shaffer, Cooper Energy, Hydril, Solar, Nordstrom, Ingersoll-Dresser Pumps and Amclyde are among the Company's many energy-related customers. Energy products produced by the Company accounted for 14.3%, 8.9% and 8.8% of the Company's net sales in fiscal 1997, fiscal 1998 and fiscal 1999, respectively.

    AUTOMOTIVE. The automotive industry uses both iron and aluminum castings, as well as aluminum die castings. ACC entered this market through the purchase of Jahn Foundry Corp. ("Jahn Foundry") in Springfield, Massachusetts and Inverness Castings Group, Inc. ("Inverness") in Dowagiac, Michigan. Customers in this market include General Motors and DaimlerChrysler, among others. Automotive products produced by the Company accounted for 1.6%, 10.4% and 8.7% of the Company's net sales in fiscal 1997, fiscal 1998 and fiscal 1999, respectively.

    UTILITIES. Many of ACC's castings are used in products for the utility industry, such as pumps, valves and gas compressors. ACC also makes steam, gas and hydroelectric turbine castings, nuclear plant components, sewage treatment parts and other castings for the utility industry. In addition, the Company manufactures replacement products that are used when customers perform refurbishments. Customers include Westinghouse, General Electric, GEC-Alsthom, Sulzer, Siemens, Kvaerner, Goulds Pumps and Neles Controls. Utility products produced by the Company accounted for 13.1%, 9.9% and 6.6% of the Company's net sales in fiscal 1997, fiscal 1998 and fiscal 1999, respectively.

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

    PAPER-MAKING MACHINERY. The paper-making machinery industry uses a variety of iron, steel and non-ferrous castings, both in original equipment and for the aftermarket. ACC has been a minor supplier to this market since 1992. The acquisition of the castings division of Beloit Corporation in July 1997 made ACC a significant supplier of castings to this market.

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

    For financial information about geographic areas, see footnote 18 of the notes to the Company's Consolidated Financial Statements.

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

BACKLOG

    The Company's backlog is based upon customer purchase orders that the Company believes are firm and does not include purchase orders anticipated but not yet placed. At June 30, 1999, the Company's backlog was approximately $178.9 million, as compared to backlog of approximately $198.2 million at June 30, 1998. The backlog is scheduled for delivery in fiscal 2000 except for approximately $21.2 million, of which $14.7 million is scheduled for delivery in fiscal 2001. The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company. The Company historically has not experienced cancellation of any significant portion of customer orders.

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

    CASTING PROCESS. The steel casting manufacturing process involves melting steel scrap in electric arc or induction furnaces, adding alloys, pouring the molten metal into molds made of sand or iron and removing the solidified casting for cleaning, heat treating and quenching prior to machining the casting to final specifications. The manufacture of a steel casting begins with the molding process. Initially, a pattern constructed of wood, aluminum or plastic is created to duplicate the shape of the desired casting. The pattern, which has similar exterior dimensions to the final casting, is positioned in a flask and foundry sand is packed tightly around it. After the sand mold hardens, the pattern is removed. When the sand mold is closed, a cavity remains within it shaped to the contours of the removed pattern. Before the mold is closed, sand cores are inserted into the cavity to create internal passages within the casting. For example, a core would be used to create the hollow interior of a valve casing. With the cores in place, the mold is closed for pouring. Castings for rolls are sometimes made by rotating the mold while the liquid steel or iron is being poured into it.

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

    Die casting, as contrasted to sand casting, uses a permanent metal mold that is reused. Melting and pouring temperatures for aluminum and zinc are less than half that used for steel, and die castings normally require less cleaning than iron or steel castings.

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

    In applications that do not require the strength, ductility and/or weldability of steel, iron castings are generally preferred due to their lower cost, shorter lead-times and somewhat simpler manufacturing processes. Ductile iron is stronger and more flexible than traditional cast iron, known as gray iron, and is easier and less expensive to cast than steel. Due to these qualities, the demand for ductile iron is increasing faster than for either traditional gray cast iron or cast steel. In 1994, ACC initiated manufacturing of gray and ductile iron through the acquisition of Prospect. ACC's presence in ductile iron was increased through the subsequent purchases of La Grange, The G&C Foundry Company ("G&C") and PrimeCast.

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

Machining includes drilling, threading or cutting operations. The Company's Sheffield, St. Joe, Amite, Inverness and London Precision machine shops have a wide variety of machine tools, including CNC machine tools. The Company also machines some of its castings at Canadian Steel, Quaker Alloy, Empire Steel Castings, Inc. ("Empire") and Kramer. The ability to machine castings provides a higher value-added product to the customer and improved quality. Casting imperfections, which are typically located near the surface of the casting, are usually discovered during machining and corrected before the casting is shipped to the customer.

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

    ENGINEERING AND DESIGN. The Company's process engineering teams assist customers in designing castings and work with manufacturing departments to determine the most cost effective manufacturing process. Among other computer-aided design techniques, the Company uses three-dimensional solid modeling and solidification software. This technology reduces the time required to produce sample castings for customers by several weeks and improves the casting design. The new Fabrication-to-Casting Design Center at its Atchison, Kansas faciltiy is a leading example for the use and benefits of new casting design technology.

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

                                                                                            TONS
                                                                                          SHIPPED
                                                                         ESTIMATED*      12 MONTHS
                                                                           ANNUAL          ENDED        ESTIMATED*
         MANUFACTURING    METALS CAST OR                                  CAPACITY        JUNE 30,       CAPACITY
             UNIT             FORGED           MAJOR APPLICATIONS       IN NET TONS         1999        UTILIZATION
      ------------------  ----------------  --------------------------  -------------  ---------------  ------------
      Atchison/St. Joe    Carbon, low       Mining and construction,       30,000          25,946          86.5%
      Division            alloy and         rail, military, valve,
                          stainless         turbine and compressor
                          steel

      Amite               Carbon and low    Marine, mining and             14,000          4,694           33.5%
                          alloy steel       construction

      Prospect            Gray and          Construction,                  12,500          8,443           67.5%
                          ductile iron      agricultural, trucking,
                                            hydraulic, power
                                            transmission and machine
                                            tool

      Quaker Alloy        Carbon, low       Pump and valve                 6,000           1,566           26.1%
                          alloy and
                          stainless
                          steel

      Canadian Steel      Carbon, low       Hydroelectric and steel        6,000           2,697           45.0%
                          alloy and         mill
                          stainless steel

                                                                                           TONS
                                                                                          SHIPPED
                                                                         ESTIMATED*      12 MONTHS
                                                                           ANNUAL          ENDED        ESTIMATED*
         MANUFACTURING    METALS CAST OR                                  CAPACITY        JUNE 30,       CAPACITY
             UNIT             FORGED           MAJOR APPLICATIONS       IN NET TONS         1999        UTILIZATION
      ------------------  ----------------  --------------------------  -------------  ---------------  ------------
      Kramer              Carbon, low       Pump impellers and             1,450            918            63.3%
                          alloy and         casings
                          stainless
                          steel, gray
                          and ductile
                          iron

      Empire              Carbon and low    Pump and valve                 4,800           1,440           30.0%
                          alloy steel
                          and gray,
                          ductile and
                          nickel
                          resistant
                          iron

      La Grange           Gray, ductile     Mining and construction        14,000          9,690           69.2%
                          and compacted     and transportation
                          graphite iron

      G&C                 Gray and          Fluid power (hydraulic         12,000          7,432           61.9%
                          ductile iron      control valves)

      LA Die Casting      Aluminum and      Communications,                2,400           1,078           44.9%
                          zinc               recreation and computer

      Canada Alloy        Carbon, low       Power generation, pulp         2,500           1,632           65.3%
                          alloy and         and paper machinery,
                          stainless steel   pump and valve



      Pennsylvania        Carbon and        Power generation, pump         3,700           1,496           40.4%
         Steel Foundry    stainless         and valve
         and Machine      steel
         Company

      Jahn Foundry        Gray iron         Automotive, air                11,000          6,475           58.9%
                                            conditioning and
                                            agricultural

      PrimeCast           Gray and          Paper-making machinery         19,840          10,795          54.4%
                          ductile iron
                          and stainless
                          steel

      Inverness           Aluminum          Automotive, furniture          12,500           7,639          61.1%
                                            and appliances

      Forgemasters        Iron and Steel    Steel and aluminum             31,000          26,189          84.5%
      Rolls                                 rolling


                                                                                            TONS
                                                                                          SHIPPED
                                                                         ESTIMATED*      12 MONTHS
                                                                           ANNUAL          ENDED        ESTIMATED*
         MANUFACTURING    METALS CAST OR                                  CAPACITY        JUNE 30,       CAPACITY
             UNIT             FORGED           MAJOR APPLICATIONS       IN NET TONS         1999        UTILIZATION
      ------------------  ----------------  --------------------------  -------------  ---------------  ------------
      Sheffield           Iron and Steel    Oil and gas, ingot,           113,000          42,403          37.5%
      Forgemasters                          petrochemical, power
      Engineering                           generation
      Limited

      Claremont           Steel             Mining and mass transit        6,000            1,968          32.8%

      Autun               Iron              Heating and boiler             30,000          12,534          41.8%
                                            castings
                                                                        -------------  ---------------  ------------
              Totals                                                      332,690          175,035         52.6%
                                                                       --------------  ---------------  ------------
                                                                       --------------  ---------------  ------------



                                                                                          MACHINING
                                                                                            HOURS
                                                                          ESTIMATED*       12 MONTHS
                                                                            ANNUAL           ENDED        ESTIMATED*
          MACHINING           METALS                                      MACHINING         JUNE 30,       CAPACITY
            UNIT             MACHINED          MAJOR APPLICATIONS           HOURS             1999        UTILIZATION
      ------------------  ----------------  --------------------------  -------------  ---------------  --------------

      London Precision     Carbon, low       Mining and construction,       156,000         183,000         117.3%
                           alloy,            rail, military, valve,
                           stainless         turbine and compressor
                           steel, iron
                           and aluminum

--------

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

    As a reflection of its commitment to quality, the Company has been certified by, or won supplier excellence awards from, substantially all of its principal customers. Of 600 suppliers to General Motors' Electromotive Division, the Company was the first supplier to receive the prestigious Targets of Excellence award. Reflecting its emphasis on quality, the Atchison/St. Joe Division was certified to ISO 9001 in August 1995, Sheffield Forgemasters Engineering Ltd. ("Forgemasters Engineering") has also been certified to ISO 9001, which represents compliance with international standards for quality assurance. Quaker Alloy, La Grange, Canada Alloy, Jahn Foundry, Pennsylvania Steel Foundry & Machine Company ("Pennsylvania Steel"), Inverness, London Precision, Forgemasters Rolls and Canadian Steel have each been certified to ISO 9002. Other ACC foundries are preparing for ISO certification.

EMPLOYEE AND LABOR RELATIONS

    As of June 30, 1999, the Company had approximately 4,500 full-time employees. Since its inception, the Company has had one work stoppage. The Company's hourly employees are covered by collective bargaining agreements with several unions at fifteen of its locations. These agreements expire at varying times over the next several years. The following table sets forth a summary of the principal unions and term of the principal collective bargaining agreements at the respective locations. Several of the contracts at the Company's U.K. facilities have expired. The Company is not aware of any threat of work stoppage at the present time. The labor laws of France prevent the Company from learning the number of employees in the union at Autun.

                                                                                                     APPROXIMATE
                                                                                                      NUMBER OF
   MANUFACTURING                                                                    DATE OF          MEMBERS (AS
       UNIT                NAME OF PRINCIPAL UNION          EFFECTIVE DATE        EXPIRATION        OF 06/30/99)
--------------------  -----------------------------------  ------------------   ----------------  -----------------
Atchison/St. Joe      United Steelworkers of America,          05/11/99            05/12/02             449
                      Local 6943

Prospect              Glass, Molders, Pottery,                 06/01/99            08/31/00             170
                      Plastics & Allied Workers
                      International, Local 63B

Quaker Alloy          United Steelworkers of                   05/15/99            07/15/03             132
                      America, Local 7274

Canadian Steel        Metallurgistes Unis                      02/12/96            02/12/01             112
                      d'Amerique, Local 6859

Empire                United Steelworkers of                   03/01/97            02/28/02             110
                      America, Local 3178

La Grange             Glass, Molders, Pottery,                 12/14/95            12/16/00             180
                      Plastics & Allied Workers
                      Union, Local 143

G&C                   United Electrical, Radio and             03/01/97            06/30/01             88
                      Machine Workers of America,
                      Local 714

LA Die Casting        United Automobile, Aircraft,             12/13/97            12/08/00             47
                      Agricultural Implement
                      Workers of America, Local 509

Canada Alloy          United Steelworkers of                   04/04/97            04/03/02             75
                      America, Local 5699

Pennsylvania          United Steelworkers of                   10/24/98            10/24/01             64
Steel                 America, Local 6541

Jahn Foundry          Glass, Molders, Pottery,                 06/01/98            06/03/01             97
                      Plastics and Allied Workers
                      International, Local 97

PrimeCast             Glass, Molders, Pottery,                 08/04/96            08/04/00             112
                      Plastics and Allied Workers
                      International, Local 320

Inverness             United Paperworker's                     02/05/97            08/05/01             211
                      International, Local 7363

Sheffield             Steel and Industrial Managers             7/1/97             12/31/98              4
 Forgemasters         Association
 Engineering
 Limited
                      Iron and Steel Trades                     7/1/97             12/31/98             62
                      Confederation


                      Electrical, Engineering and               7/1/97             12/31/98             18
                      plumbing Trades Union


                                                                                                     APPROXIMATE
                                                                                                      NUMBER OF
   MANUFACTURING                                                                    DATE OF          MEMBERS (AS
       UNIT                NAME OF PRINCIPAL UNION          EFFECTIVE DATE        EXPIRATION        OF 06/30/99)
--------------------  -----------------------------------  ------------------   ----------------  -----------------
Sheffield             Manufacturing Science and Finance         7/1/97             12/31/98             39
 Forgemasters
 Engineering
 Limited (cont.)
                      General Municipal and Boilermakers        7/1/97             12/31/98             61

                      Allied Engineering and Electrical         7/1/97             12/31/98             136
                      Union

                      Transport and General Workers             7/1/97             12/31/98              9
                      Union

                      Amalgamated Metal and                     2/1/98              1/31/99             13
                      Steelworkers Union

                      Union of Construction, allied             7/1/97             12/31/98              3
                      Trades and Technicians

Forgemasters          Amalgamated Engineering and
 Rolls                Electrical Union
                      -        Sheffield                        1/1/98             12/31/99             75
                      -        Crewe                            1/8/97              9/30/99             211
                      -        Coatbridge                       1/1/98             12/31/99             39

                      Iron and Steel Trades
                      Confederation
                      -        Sheffield                        1/1/98             12/31/99             11

                      General and Municipal Workers
                      Union
                      -        Sheffield                        1/1/98             12/31/99              1

                      Transport and General Workers
                      Union
                      -        Sheffield                        1/1/98             12/31/99              4

                      Manufacturing Science and Finance
                      -        Crewe                            1/1/98              9/30/99             24


EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information with respect to the executive officers of the Company.

NAME                                       AGE      POSITION WITH THE COMPANY
----------------------------------------   -------  -----------------------------------------------------------
Hugh H. Aiken..........................     55     Chairman of the Board, President, Chief Executive Officer
                                                            and Director


Thomas K. Armstrong, Jr................     45     Chief Operating Officer - North America


David Fletcher.........................     53     Group Vice President - Europe

John R. Kujawa.........................     44     Group Vice President - Large Steel Castings Group

Donald J. Marlborough..................     63     Group Vice President - Iron Castings Group

Kevin T. McDermed......................     39     Vice President, Chief Financial Officer, Treasurer and
                                                            Secretary

James Stott............................     57     Vice President


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

    THOMAS K. ARMSTRONG, JR. has been Chief Operating Officer - North America since March 1999. From 1987 to 1999, Mr. Armstrong served as President of Texas Steel Co., a Citation Corp. company. From 1979 to 1986, Mr. Armstrong held positions at Texas Steel of Executive Vice President, Information Systems and Engineering Manager. In addition, Mr. Armstrong served as Chief Executive Officer of Southwest Steel Casting Corp., a Texas Steel subsidiary, from 1984 through 1989. Mr. Armstrong began his career as an engineer with E.I. DuPont from 1976 through 1979. From 1997 to 1999 he has served as President of the Steel Founders' Society of America.

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

    JOHN R. KUJAWA has been Group Vice President - Large Steel Castings Group since August 1999. Prior to this he was Group Vice President - Atchison/St. Joe and Amite from November 1996 to August 1999 and Vice President-Atchison/St. Joe from August 1994 to November 1996. He served as Executive Vice President-Operations of the Company from July 1993 to August 1994, Vice President-Foundry of the Company from June 1991 to July 1993, Assistant Foundry Manager of the Company from 1990 to 1991 and as Senior Process Engineer of the Company from 1989 to 1990. He served as Operations Manager for Omaha Steel Castings, a foundry in Omaha, Nebraska, from 1984 to 1989.

    DONALD J. MARLBOROUGH has been Group Vice President - Iron Castings Group since August 1999. Prior to this he was Group Vice President-Canadian Steel, La Grange and Canada Alloy from November 1996 to August 1999, Vice President-Corporate Development and Canadian Steel from December 1994 to November 1996 and Vice President-La Grange from December 1995 to November 1996. From May 1991 to October 1994, Mr. Marlborough served as Vice President-Manufacturing and Plant Manager for American Steel Foundries, a foundry in Chicago, Illinois, and served as President and Director of Manufacturing for Racine Steel Castings, a foundry in Racine, Wisconsin, from 1985 to June 1990.

    KEVIN T. MCDERMED has been Vice President, Chief Financial Officer and Treasurer of the Company since June 1991 and has served as Secretary of the Company since May 1992. He served as the Controller of the Company from 1990 to June 1991 and as its Finance Manager from 1986 to 1990. Mr. McDermed has been with the Company since 1981.

    JAMES STOTT has been Vice President - Kramer since May 1998. He served as Group Vice President Empire, Kramer, Pennsylvania Steel and Quaker Alloy from November 1996 to May 1998 and Vice President - Kramer from January 1995 to November 1996. He has served as President, Chief Executive Officer and Chief Operating Officer of Kramer International, Inc. (the predecessor of Kramer) since 1980.

PRODUCT WARRANTY

    The Company warrants that every product will meet a set of specifications, which is mutually agreed upon with each customer. The Company's written warranty provides for the repair or replacement of its products and excludes contingency costs. Often, the customer is authorized to make the repair within a dollar limit, in order to minimize freight costs and the time associated therewith. Although the warranty period is 90 days, this time limit is not strictly enforced if there is a defect in the casting. In fiscal 1999, warranty costs amounted to less than one percent of the Company's net sales.

ENVIRONMENTAL REGULATIONS

    Companies in the foundry industry must comply with numerous federal, state and local (and, with respect Canadian, France and U.K. operations, federal, provincial and local) environmental laws and regulations relating to air emissions, solid waste disposal, stormwater runoff, landfill operations, workplace safety and other matters. The Clean Air Act, as amended, the Clean Water Act, as amended, and similar provincial, state and local counterparts of these federal laws regulate air and water emissions and discharges into the environment. The Resource Conservation and Recovery Act, as amended, and the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), among other laws, address the generation, storage, treatment, transportation and disposal of solid and hazardous waste and releases of hazardous substances into the environment, respectively. The Company believes that it is in material compliance with applicable environmental laws and regulations and is not aware of any material outstanding violations or citations with respect thereto at any of its facilities, which would have a material adverse effect on the Company's financial condition and results of operations.

    A Phase 1 environmental site assessment has been performed at each of the Company's facilities prior to acquisition, and no environmental condition has been identified that the Company believes would cause a material adverse effect on the Company's results of operations and financial condition. A Phase I assessment includes an historical review, a public records review, a preliminary investigation of the site and surrounding properties and the preparation and issuance of a written report, but it does not include soil sampling or subsurface investigations. There can be no assurance that these Phase I assessments have identified, or could be expected to identify, all areas of contamination. As the Company evaluates and updates the environmental compliance programs at facilities recently acquired, the Company may become aware of matters of noncompliance that need to be addressed or corrected. In addition, there is a risk that material adverse conditions could have developed at the Company's facilities since such assessments.

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

    The Company also operates pursuant to regulations governing work place safety. The Company samples its interior air quality to ensure compliance with OSHA requirements. To the Company's knowledge, it currently operates in material compliance with all OSHA and other regulatory requirements governing work place safety, subject to Jahn Foundry's compliance with the settlement agreement with OSHA in connection with the industrial accident at Jahn Foundry on February 25, 1999.

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

         The following table sets forth certain information with respect to the Company's principal facilities.

                                                                                                 FLOOR SPACE IN
               NAME                         LOCATION                 PRINCIPAL USE                  SQ. FEET
------------------------------------   -------------------    -----------------------------    -------------------
Corporate Office                       Atchison, KS           Offices                                       3,907

Atchison Foundry                       Atchison, KS           Steel foundry                               451,218

Atchison Pattern Storage               Atchison, KS           Pattern storage                             159,711

St. Joe Machine Shop                   St. Joseph, MO         Machine shop                                142,676

Atchison Casting Landfill              Atchison, KS           Landfill for foundry sand                       N/A

Amite                                  Amite, LA              Steel foundry and machine                   282,000
                                                              shop

Prospect                               Minneapolis, MN        Iron foundry                                133,000

Quaker Alloy                           Myerstown, PA          Steel foundry & landfill                    301,000
                                                              for foundry sand

Canadian Steel                         Montreal, Quebec,      Steel foundry                               455,335
                                       Canada

Kramer                                 Milwaukee, WI          Steel foundry                                23,000

Empire                                 Reading, PA            Iron and steel foundry                      177,000

La Grange                              La Grange, MO          Iron foundry                                189,000

G & C                                  Sandusky, OH           Iron foundry                                111,000

LA Die Casting                         Los Angeles, CA        Aluminum and zinc die                        35,000
                                                              casting

Canada Alloy                           Kitchener,             Steel foundry                                83,000
                                       Ontario, Canada

Pennsylvania Steel                     Hamburg, PA            Steel foundry                               158,618

Jahn Foundry                           Springfield, MA        Iron foundry                                207,689

PrimeCast                              South Beloit, IL       Iron foundry                                325,000
                                       and Beloit, WI

                                                                                                 FLOOR SPACE IN
               NAME                         LOCATION                 PRINCIPAL USE                  SQ. FEET
------------------------------------   -------------------    -----------------------------    -------------------
Inverness                              Dowagiac, MI           Aluminum die casting                        210,900

Forgemasters Rolls                     Sheffield and          Iron and steel foundry                      694,306
                                       Crewe, England         and machine shop
                                       and Coatbridge,
                                       Scotland

Sheffield Forgemasters Engineering     Sheffield, England     Iron and steel foundry,                   1,225,247
Limited                                                       forge and machine shop

Claremont                              Claremont, NH          Steel Foundry                               110,000

London Precision                       London, Ontario,       Machine Shop                                 63,000
                                       Canada

Founderie d'Autun                      Autun, France          Iron foundry                                376,600

ITEM 3.   LEGAL PROCEEDINGS

    An accident, involving an explosion and fire, occurred on February 25, 1999, at Jahn Foundry Corp., a wholly-owned subsidiary of the Company located in Springfield, Massachusetts. Nine employees were injured and there have been three fatalities. The damage was confined to the shell molding area and boiler room. The other areas of the foundry are operational. Molds are currently being produced at other foundries as well as Jahn Foundry while the repairs are made.

    Although no lawsuits have been filed, a number of attorneys representing the injured and deceased employees have contacted Jahn Foundry regarding possible litigation. The Company carries insurance for property and casualty damages, business interruption, general liability and worker's compensation for itself and its subsidiaries. The Company, its property insurance carrier and its insurance broker dispute the amount of property insurance available for property damages suffered in this accident. If this dispute cannot be resolved amicably, the Company would vigorously pursue its remedies against both parties. The Company recorded a charge of $450,000 ($750,000 before tax) during the third quarter of fiscal 1999, primarily reflecting the deductibles under the Company's various insurance policies. At this time there can be no assurance that the Company's ultimate costs and expenses resulting from the accident will not exceed available insurance coverage by an amount which could be material to its financial condition or results of operations.

    Following the accident, the Occupational Safety and Health Administration ("OSHA") conducted an investigation of the accident. On August 24, 1999, OSHA issued a citation describing violations of the Occupational Safety and Health Act of 1970, which primarily related to housekeeping, maintenance and other specific, miscellaneous items. Neither of the two violations specifically addressing conditions related to the explosion and fire were classified as serious or willful. Without admitting any wrongdoing, Jahn Foundry entered into a settlement with OSHA that addresses the alleged work place safety issues and agreed to pay $148,500 in fines.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None
                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                           PRICE RANGE OF COMMON STOCK

    The Common Stock is traded on the New York Stock Exchange under the symbol "FDY." The following table sets forth the high and low sales prices for the shares of Common Stock on New York Stock Exchange for the periods indicated.

                                                                                      HIGH        LOW
                                                                                      ----        ---
Fiscal Year Ending June 30, 1998:
  First Quarter.........................................................            22          16 3/4
  Second Quarter........................................................            21 9/16     15 5/8
  Third Quarter.........................................................            17 3/16     15 3/8
  Fourth Quarter........................................................            20 1/8      15 3/8


Fiscal Year Ending June 30, 1999:
  First Quarter.........................................................            18 1/2      9 1/2
  Second Quarter........................................................            10          8 3/8
  Third Quarter.........................................................            10 15/16    7 7/8
  Fourth Quarter........................................................            12 1/8      7 1/2


Fiscal Year Ending June 30, 2000:
  First Quarter (through September 9, 1999) ...........................             11 3/8      8 5/8


    As of September 9, 1999, there were over 2,200 holders of the Common Stock, including shares held in nominee or street name by brokers.

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

ITEM 6.   SELECTED FINANCIAL DATA

    The following table contains certain selected historical consolidated financial information and is qualified by the more detailed Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial information for the fiscal years ended June 30, 1995, 1996, 1997, 1998 and 1999 has been derived from audited consolidated financial statements. The information below should be read in conjunction with Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.


                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                          ----------------------------------------------------------

                                                                         FISCAL YEAR ENDED JUNE 30,
                                                          ----------------------------------------------------------

STATEMENT OF OPERATIONS DATA:                                1995        1996        1997        1998        1999
                                                           --------    --------    --------    --------    --------

Net Sales............................................      $141,579    $185,081    $245,769    $373,768    $475,559
Cost of Sales........................................       115,458     156,612     203,386     318,280     407,787
                                                           --------    --------    --------    --------    --------
     Gross Profit....................................        26,121      28,469      42,383      55,488      67,772
  Operating Expenses:
     Selling, General & Administrative...............        13,058      15,459      21,559      28,798      41,932
     Amortization of Intangibles.....................         1,392       1,508         632         850         544
     Other Income(1).................................         6,370      26,957           -           -           -
                                                           --------    --------    --------    --------    --------
        Operating Income.............................        18,041      38,459      20,192      25,840      25,296
 Interest Expense....................................         2,326       2,845       3,227       3,896       8,352
 Minority Interest in Net Income of Subsidiaries.....           280         225         270         448         237
                                                           --------    --------    --------    --------    --------
     Income Before Taxes.............................        15,435      35,389*     16,695*     21,496      16,707
 Income Taxes........................................         5,971      14,063       6,967       8,731       6,901
                                                           --------    --------    --------    --------    --------
     Net Income......................................        $9,464     $21,326      $9,728     $12,765      $9,806
                                                           --------    --------    --------    --------    --------
                                                           --------    --------    --------    --------    --------
Earnings Per Share:
   Basic.............................................         $1.73       $3.87       $1.68       $1.56       $1.26
                                                           --------    --------    --------    --------    --------
                                                           --------    --------    --------    --------    --------
   Diluted...........................................         $1.73       $3.87       $1.67       $1.55       $1.26
                                                           --------    --------    --------    --------    --------
                                                           --------    --------    --------    --------    --------
Net Income Per Share Excluding Other Income(1)
   Basic.............................................         $1.02       $0.92       $1.68       $1.56       $1.26
                                                           --------    --------    --------    --------    --------
                                                           --------    --------    --------    --------    --------
   Diluted...........................................         $1.02       $0.92       $1.67       $1.55       $1.26
                                                           --------    --------    --------    --------    --------
                                                           --------    --------    --------    --------    --------

Weighted Average Common Shares Outstanding
   Basic.............................................     5,477,881   5,510,410   5,796,281   8,167,285   7,790,781
   Diluted...........................................     5,484,745   5,516,597   5,830,695   8,218,686   7,790,781
SUPPLEMENTAL DATA:
 Depreciation and Amortization.......................        $6,067      $7,411      $8,667     $11,695     $13,400
 Capital Expenditures(2).............................        12,837      12,740      13,852      18,495      20,038
 Number of Operating Units at Period End ............             7           9          13          17          19
BALANCE SHEET DATA (AT PERIOD END):
 Working Capital.....................................       $27,727     $36,419     $57,231     $76,782     $85,636
 Total Assets........................................       130,287     162,184     213,408     346,139     375,766
 Long-Term Obligations...............................        34,920      34,655      27,758      87,272     104,607
 Total Stockholders' Equity..........................        52,698      74,654     122,731     135,614     139,069


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

(2) During fiscal 1995, fiscal 1996, fiscal 1997, fiscal 1998 and fiscal 1999, the Company made capital expenditures of $8.1 million, $1.8 million, $1.4 million, $589,000 and $791,000 respectively, in connection with the refurbishment of Amite. This 282,000 square foot facility was acquired in February 1993 and had been inactive for several years.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company has pursued an active acquisition program designed to take advantage of consolidation opportunities in the widely fragmented foundry industry. The Company has acquired nineteen foundries since its inception. As a result of these completed transactions as well as internal growth, the Company's net sales have increased from approximately $54.7 million for its first full fiscal year ended June 30, 1992 to $475.6 million for the fiscal year ended June 30, 1999.

    The Company is not currently contemplating any major acquisitions. The Company's primary focus in fiscal 2000 will be on the integration and improvement of existing operations.

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

FISCAL YEAR ENDED JUNE 30, 1999 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1998

    Net sales for fiscal 1999 were $475.6 million, representing an increase of $101.8 million, or 27.2%, over net sales of $373.8 million in fiscal 1998. The operations acquired by the Company since October 6, 1997 generated net sales of $80.8 million and $213.8 million in fiscal 1998 and fiscal 1999, respectively, as follows:

                                                                          FY 1998             FY 1999
Operation                                           Date Acquired        Net Sales           Net Sales
-----------------------------------------------    ----------------  ------------------  -----------------
                                                                       (In millions)      (In millions)
Inverness.....................................         10/06/97             $41.9              $48.1
Sheffield.....................................         04/06/98              37.6              132.2
Claremont.....................................         05/01/98               1.3                7.1
London Precision..............................         09/01/98                --               21.9
Autun.........................................         02/25/99                --                4.5


    Excluding net sales attributable to the operations acquired since October 6, 1997, net sales for fiscal 1999 were $261.8 million, representing a decrease of $31.2 million, or 10.6%, over net sales of $293.0 million in fiscal 1998. This 10.6% decrease in net sales was due primarily to decreases in net sales to the offshore oil and gas, steel, mining, power generation, agriculture and petrochemical markets, partially offset by an increase in net sales to the rail market.

    Gross profit for fiscal 1999 increased by $12.3 million, or 22.2%, to $67.8 million, or 14.3% of net sales, compared to $55.5 million, or 14.9% of net sales, for fiscal 1998. The increase in gross profit was primarily due to increased sales volume levels resulting from the acquisitions of Sheffield Forgemasters Group Limited ("Sheffield") and London Precision Machine and Tool Ltd. ("London Precision"). The contribution from London Precision and improved results at the Amite Foundry and Machine, Inc. ("Amite") due to increased sales volume levels, improved productivity and reduced employee turnover and training positively impacted gross profit as a percentage of net sales. Offsetting these factors were: (i) decreased absorption of overhead resulting from lower net sales to the offshore oil and gas, mining, steel, power generation, petrochemical and agricultural markets, (ii) delays in the scheduled delivery of orders by customers in the mining, construction and rail markets, (iii) continued productivity and scrap problems at Inverness Castings Group, Inc. ("Inverness") and Claremont Foundry, Inc. ("Claremont"), (iv) increased warranty costs at Canada Alloy Castings, Ltd. ("Canada Alloy") and (v) increased training costs, higher employee turnover and increased overtime due to the generally tight labor markets. In addition, gross profit as a percentage of net sales was impacted by (i) reduced productivity and excessive overtime due to power curtailments under the Company's interruptible electricity contracts resulting from the extreme heat during the first quarter and (ii) higher plant maintenance shutdown costs at Atchison/St. Joe and Prospect Foundry, Inc. ("Prospect").

    Selling, general and administrative expense ("SG&A") for fiscal 1999 was $41.9 million, or 8.8% of net sales, compared to $28.8 million, or 7.7% of net sales, in fiscal 1998. The increase in SG&A was primarily attributable to expenses associated with the operations acquired by the Company in fiscal 1998 and fiscal 1999. The increase in SG&A as a percentage of net sales was primarily due to higher average SG&A as a percentage of net sales at Sheffield. Following the July 1993 Missouri River flood, insurance proceeds related to property damage were reserved for estimated future repairs. During the fourth quarter, the Company revised this estimate downward resulting in a non-recurring gain of $3.5 million ($2.1 million, net of tax). Also included in SG&A was a charge of $750,000 ($450,000, net of tax) related to an industrial accident at the Company's subsidiary, Jahn Foundry Corp. ("Jahn") (see Liquidity and Capital Resources). Excluding these non-recurring factors, SG&A for fiscal 1999 was $44.7 million, or 9.4% of net sales.

    Amortization of certain intangibles for fiscal 1999 was $544,000 or 0.1% of net sales, compared to $850,000, or 0.2% of net sales, in fiscal 1998. The intangible assets consist of goodwill recorded in connection with certain of the Company's acquisitions. Partially offsetting the expense relating to the amortization of these assets is the amortization of the excess of acquired net assets over cost (negative goodwill) recorded by the Company in connection with the acquisitions of Canadian Steel Foundries, Ltd. ("Canadian Steel") and Founderie d'Autun ("Autun").

    Interest expense for fiscal 1999 increased to $8.4 million, or 1.8% of net sales, from $3.9 million, or 1.0% of net sales, in fiscal 1998 The increase in interest expense primarily reflects an increase in the average amount of outstanding indebtedness during fiscal 1999 primarily incurred to finance the Company's acquisitions.

    Income tax expense for fiscal 1999 and fiscal 1998 reflected the combined federal, state and provincial statutory rate of approximately 41% and 40%, respectively, which is higher than the combined federal, state and provincial statutory rate because of the provision for the tax benefits at lower effective rates on losses at certain subsidiaries. The Company's combined effective tax rate reflects the different federal, state and provincial statutory rates of the various jurisdictions in which the Company operates, and the proportion of taxable income earned in each of those tax jurisdictions.

    As a result of the foregoing, net income decreased from $12.8 million in fiscal 1998 to $9.8 million in fiscal 1999.

FISCAL YEAR ENDED JUNE 30, 1998 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1997

    Net sales for fiscal 1998 were $373.8 million, representing an increase of $128.0 million, or 52.0%, over net sales of $245.8 million in fiscal 1997. The operations acquired by the Company since the beginning of fiscal 1997 generated net sales of $33.8 million and $163.0 million in fiscal 1997 and fiscal 1998, respectively, as follows:

                                                                          FY 1997             FY 1998
Operation                                            Date Acquired       Net Sales           Net Sales
-----------------------------------------------    ----------------  ------------------  -----------------
                                                                        (In millions)      (In millions)
LA Die Casting.................................        10/01/96              $ 7.1              $10.4
Canada Alloy...................................        10/26/96                6.4               10.0
Pennsylvania Steel.............................        10/31/96               14.9               15.8
Jahn...........................................        02/14/97                5.4               12.1
PrimeCast......................................        07/01/97                 --               33.9
Inverness......................................        10/06/97                 --               41.9
Sheffield......................................        04/06/98                 --               37.6
Claremont......................................        05/01/98                 --                1.3


    Excluding net sales attributable to the operations acquired in fiscal 1997 and fiscal 1998, net sales for fiscal 1998 were $210.8 million, representing a decrease of $1.2 million, or 0.6%, from net sales of $212.0 million in fiscal 1997. This 0.6% decrease in net sales was due primarily to decreases in net sales to the energy, utility and military markets, partially offset by an increase in net sales to the rail market.

    Gross profit for fiscal 1998 increased by $13.1 million, or 30.9%, to $55.5 million, or 14.9% of net sales, compared to $42.4 million, or 17.2% of net sales, for fiscal 1997. The increase in gross profit was primarily attributable to the increase in net sales. The decrease in gross profit as a percentage of net sales is primarily attributable to: (i) a decrease in the absorption of overhead resulting from a reduction in net sales at PrimeCast, Inc. ("PrimeCast"), La Grange Foundry Inc. ("La Grange"), Canadian Steel and Canada Alloy, (ii) above average training expenses associated with the startup of new customer jobs at Amite and (iii) increased warranty costs at Pennsylvania Steel Foundry and Machine, Inc. ("Pennsylvania Steel"). In addition to these factors were non-recurring costs associated with the installation of a new sand system at the Atchison / St. Joe Division and a new molding line at Prospect.

    SG&A for fiscal 1998 was $28.8 million, or 7.7% of net sales, compared to $21.6 million, or 8.8% of net sales, in fiscal 1997. The increase in SG&A was primarily attributable to expenses associated with the operations acquired by the Company in fiscal 1997 and fiscal 1998. The decrease in SG&A as a percentage of net sales was primarily due to decreased expenses related to the Company's management incentive bonus plans and decreased expenditures for outside professional services.

    Amortization of certain intangibles for fiscal 1998 was $850,000 or 0.2% of net sales, compared to $632,000, or 0.3% of net sales, in fiscal 1997. The intangible assets consist of goodwill recorded in connection with the acquisitions of Prospect, Kramer International, Inc. ("Kramer"), Empire Steel Castings, Inc. ("Empire"), The G&C Foundry Company ("G&C"), Los Angeles Die Casting, Inc. ("LA Die Casting") and Inverness. Partially offsetting the expense relating to the amortization of these assets is the amortization of the excess of acquired net assets over cost (negative goodwill) recorded by the Company in connection with the acquisition of Canadian Steel.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically financed operations with internally generated funds, proceeds from the sale of senior notes and available borrowings under its bank credit facilities. Cash provided by operating activities for fiscal 1999 was $7.7 million, a decrease of $8.2 million from fiscal 1998. This decrease was primarily attributable to other current asset balances primarily relating to insurance claim receivables and cash advances to certain manufactures of specialized equipment.

    Working capital was $85.6 million at June 30, 1999, as compared to $76.8 million at June 30, 1998. The increase primarily resulted from net additional working capital of $9.1 million associated with the acquisitions of London Precision and Autun.

    During fiscal 1999, the Company made capital expenditures of $20.0 million, as compared to $18.5 million for fiscal 1998. Included in fiscal 1999 were capital expenditures of $2.1 million on upgrading the 1,500 ton forging press to 2,500 tons at Sheffield. The balance of capital expenditures was used for routine projects at each of the Company's facilities, primarily related to productivity enhancing equipment, such as CNC pattern-cutting machines, machine tools, sand reclamation systems and computer hardware and software modeling systems. The Company expects to make approximately $24.0 million of capital expenditures during fiscal 2000, including a new emission control system at the Atchison/St. Joe Division, the modification of the mold line at Autun and routine projects at each of the Company's facilities.

    On August 12, 1998, the Company announced that its Board of Directors had authorized a stock repurchase program of up to 1.2 million common shares of its then outstanding 8.2 million common shares. The stock repurchases may be made from time to time at prevailing prices in the open market or in privately negotiated transactions, depending on market conditions, the price of Company's common stock and other factors. The Company will make such stock repurchases using internally generated funds and borrowings under its credit facility. The Company's Note Purchase Agreement allows repurchases of up to nearly $2.5 million of Company common stock during fiscal 2000. Any share repurchases will be added to the Company's treasury shares and will be available for reissuance in connection with the Company's acquisitions, employee benefit plans or for other corporate purposes. Through June 30, 1999, the Company had repurchased 586,700 shares at a cost of $6.0 million.

    On October 7, 1998, the Company and its lenders entered into the First Amendment to the Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement consists of a $40 million term loan and a $70 million revolving credit facility. This amendment permits the Company to repurchase up to $24 million of its common stock, subject to a limitation of $10 million in any fiscal year unless certain financial ratios are met, and provides for an option to increase the revolving portion of the credit facility to $100 million if the Company issues senior subordinated notes. Proceeds from the issuance of any senior subordinated notes must be used to permanently pre-pay the $40 million term loan portion of the credit facility.

    On April 23, 1999, the Company and its lenders entered into the Second Amendment to the Credit Agreement. This amendment provides that the Company maintain a ratio of earnings before interest, taxes and amortization to fixed charges ("Fixed Charge Coverage Ratio") of at least 1.10 increasing to 1.25 on March 31, 2000 and 1.50 on March 31, 2001. The amendment also provides that the Company must maintain a ratio of total senior debt to earnings before interest, taxes, amortization and depreciation of not more than 3.2 prior to the issuance by the Company of any subordinated debt, and not more than 3.0 after the issuance of any subordinated debt. In addition, this amendment provides that the Company may not make acquisitions prior to May 1, 2000 and, from and after May 1, 2000, the Company may not make acquisitions unless the Fixed Charge Coverage Ratio is at least 1.50, among other existing restrictions. Loans under this revolving credit facility will bear interest at fluctuating rates of either: (i) the agent bank's corporate base rate or (ii) LIBOR plus 1.85% subject, in the case of the LIBOR rate option, to a reduction of up to 0.50% (50 basis points) if certain financial ratios are met. Loans under this revolving credit facility may be used for general corporate purposes, permitted acquisitions and approved investments.

    The Company preciously announced that it is contemplating the issue of up to $60 million aggregate principal amount of unsecured, senior subordinated notes through a private placement. The Company has currently placed the issue on hold due to unfavorable market conditions. If consummated, the Company would use the net proceeds of the offering to retire its bank term loan and to reduce outstanding borrowings under its revolving credit facility

    Total indebtedness of the Company at June 30, 1999 was $113.4 million, as compared to $93.3 million at June 30, 1999. This increase of $20.1 million primarily reflects indebtedness incurred of $13.8 million to finance the acquisition of London Precision and $6.0 million to repurchase 586,700 shares of the Company's common stock. At June 30, 1999, $9.9 million was available for borrowing under the Company's revolving credit facility.

    Effective September 1, 1998, the Company purchased 90% of the outstanding capital stock of London Precision for U.S. $13.8 million in cash and related expenses. On June 16, 1999, the Company purchased the remaining 10% of the outstanding capital stock of London Precision for U.S. $1.8 million in cash. London Precision, located in London, Ontario, Canada, is an industrial machine shop which serves the locomotive, mining and construction, pulp and paper markets, among others. The Company financed this transaction with funds available under its revolving credit facility.

    On February 25, 1999, Founderie d'Autun, a subsidiary of Atchison Casting UK Limited, a 95% owned subsidiary of the Company, purchased the foundry division assets of Compagnie Internationale du Chauffage ("CICH") located in Autun, France. The Company received U.S. $5.8 million in cash and U.S. $5.5 million in inventory in exchange for the assumption of potential environmental and employment liabilities if the facility is ever closed. CICH is a subsidiary of Blue Circle Industries plc, headquartered in London, England. Autun specializes in the manufacture of cast iron radiators and boiler castings.

    An accident, involving an explosion and fire, occurred on February 25, 1999, at Jahn Foundry Corp., a wholly-owned subsidiary of the Company located in Springfield, Massachusetts. Nine employees were injured and there have been three fatalities. The damage was confined to the shell molding area and boiler room and other areas of the foundry are operational. Molds are currently being produced at other foundries as well as Jahn Foundry while the repairs are made.

    Although no lawsuits have been filed, a number of attorneys representing the injured and deceased employees have contacted Jahn Foundry regarding possible litigation. The Company carries insurance for property and casualty damages, business interruption, general liability and worker's compensation for itself and its subsidiaries. The Company, its property insurance carrier and its insurance broker dispute the amount of property insurance available for property damages suffered in this accident. If this dispute cannot be resolved amicably, the Company would vigorously pursue its remedies against both parties. The Company recorded a charge of $450,000 ($750,000 before tax) during the third quarter of fiscal 1999, primarily reflecting the deductibles under the Company's various insurance policies. At this time there can be no assurance that the Company's ultimate costs and expenses resulting from the accident will not exceed available insurance coverage by an amount which could be material to its financial condition or results of operations.

    Following the accident, the Occupational Safety and Health Administration ("OSHA") conducted an investigation of the accident. On August 24, 1999, OSHA issued a citation describing violations of the Occupational Safety and Health Act of 1970, which primarily related to housekeeping, maintenance and other specific, miscellaneous items. Neither of the two violations specifically addressing conditions related to the explosion and fire were classified as serious or willful. Without admitting any wrongdoing, Jahn Foundry entered into a settlement with OSHA that addresses the alleged work place safety issues and agreed to pay $148,500 in fines.

    The Company believes that its operating cash flow and amounts available for borrowing under its revolving credit facility will be adequate to fund its capital expenditure and working capital requirements for the next two years. However, the level of capital expenditure and working capital requirements may be greater than currently anticipated as a result of the size and timing of future acquisitions, or as a result of unforeseen expenditures relating to compliance with environmental laws or the accident at Jahn. Acquisitions have been financed with borrowings under the Company's bank credit facilities and occasionally with common stock.

MARKET RISK

    The Company operates manufacturing facilities in the U.S., Canada and Europe and utilizes fixed and floating rate debt to finance its global operations. As a result, the Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. The Company believes the political and economic risks related to its foreign operations are mitigated due to the stability of the countreis in which its largest foreign operations are located.

    In the normal course of business, the Company uses derivative financial instruments including interest rate swaps and foreign currency forward exchange contracts to manage its market risks. Additional information regarding the Compan'ys financial instruments is contained in Notes 8 and 10 to the Company's consolidated financial statements. The Company's objective in managing its exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow and to lower its overall borrowing costs. The Company's objective in managing its exposure to changes in foreign currency exchange rates is to reduce volatility on earnings and cash flow associated with such changes. The Company's principal currency exposures are in the major European currencies and the Canadian dollar. The Company does not hold derivatives for trading purposes.

    For 1999 and 1998, the Company's exposure to market risk has been estimated using sensitivity analysis, which is defined as the change in the fair value of a derivative or financial instrument assuming a hypothetical 10% adverse change in market rates or prices. The Company believes that the sensitivity analysis is a better portrayal of its value at risk and is more readily understood than the tabular presentation used in 1998, and, as a result, has changed to the sensitivity analysis presented. The Company used current market rates on its debt and derivative portfolio to perform the sensitivity analysis. Certain items such as lease contracts, insurance contracts, and obligations for pension and other post-retirement benefits were not included in the analysis. The results of the sensitivity analyses are summarized below. Actual changes in interest rates or market prices may differ from the hypothetical changes.

    The Company's primary interest rate exposures relate to its cash and short-term investments, fixed and variable rate debt and interest rate swaps, which are mainly exposed to changes in short-term interest rates (e.g., USD LIBOR). The potential loss in fair values is based on an immediate change in the net present values of the Company's interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% change in interest rates would have a material impact on the Company's earnings of approximately $200,000 in both fiscal 1999 and 1998.

    The Company's exposure to fluctuations in currency rates against the pound sterling and Canadian dollar result from the Company's holdings in cash and short-term investments and its utilization of foreign currency forward exchange contracts to hedge customer receivables and firm commitments. The potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of the Company's currency exposures due to a 10% shift in exchange rates versus the pound sterling and Canadian dollar (1999 only). The potential loss in cash flows and earnings is based on the change in cash flow and earnings over a one-year period resulting from an immediate 10% change in currency exchange rates versus the pound sterling and Canadian dollar (1999 only). Based on the Company's holdings of financial instruments at June 30, 1999 and 1998, a hypothetical 10% depreciation in the pound sterling (1998 and 1999) and the Canadian dollar (1999 only) versus all other currencies would have a material impact on the Company's earnings of approximately $2.7 million and $3.6 million in fiscal 1999 and 1998, respectively. The Company's analysis does not include the offsetting impact from its underlying hedged exposures (customer receivables and firm commitments). If the Company included these underlying hedged exposures in its sensitivity analysis, these exposures would substantially offset the financial impact of its foreign currency forward exchange contracts due to changes in currency rates.

INFLATION

    Management believes that the Company's operations have not been adversely affected by inflation or changing prices.

YEAR 2000 COMPUTER ISSUES

    The Company has conducted a comprehensive review of its hardware and software systems to identify those systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the identified issues. The Company believes that, with replacement or modification of its existing computer systems, updates by vendors and conversion to new software, the Year 2000 issue will not pose significant operational problems for the Company's computer systems. The Company expects to complete implementation of computer systems that are Year 2000 compliant in the first quarter of fiscal 2000, although testing may continue in the second quarter of fiscal 2000. Based on its review of non-information technology systems to date, the Company does not anticipate the need to develop an extensive contingency plan for such systems or to incur material costs in that regard.

    The Company relies on a number of customers and suppliers, including banks, telecommunication providers, utilities, and other providers of goods and services. The inability of these third parties to conduct their business for a significant period of time due to the Year 2000 issue could have a material adverse impact on the Company's operations. The Company is currently assessing the Year 2000 compliance of its significant customers and suppliers. To date, the Company has been advised by over two-thirds of its significant customers that they will be Year 2000 compliant by the end of calendar 1999. There can be no assurance that the systems of other companies that interact with the Company will be sufficiently Year 2000 compliant. The Company's reliance on single source suppliers, however, is minimal, and the Company seeks to limit sole source supply relationships. The Company, however, has entered into national service agreements for the supply of certain raw materials and freight service from single sources. If the Company does not identify or fix all year 2000 problems in critical operations, or if a major supplier or customer is unable to supply raw materials or receive the Company's product, the Company's results of operations or financial condition could be materially impacted.

    Year 2000 project expenditures to date total approximately $2.2 million. The Company expects to incur an additional $600,000 of additional costs. The Company presently anticipates that it will complete its Year 2000 assessment and remediation by September 30, 1999. However, there can be no assurance that the Company will be successful in implementing its Year 2000 implementation plan according to the anticipated schedule due to the potential lack of availability of trained personnel and their ability to identify relevant computer codes, among other uncertainties.

FORWARD-LOOKING STATEMENTS

    Statements above in the subsections entitled "General," "Liquidity and Capital Resources," "Market Risk " and "Year 2000 Computer Issues" such as "believes," "expects," "intends," "contemplating" and statements regarding quarterly fluctuations, statements regarding the adequacy of funding for capital expenditure and working capital requirements for the next two years and similar expressions that are not historical are forward-looking statements that involve risks and uncertainties. Such statements include the Company's expectations as to future performance. Among the factors that could cause actual results to differ materially from such forward-looking statements are the following:
the size and timing of future acquisitions, business conditions and the state of the general economy, particularly the capital goods industry and the markets served by the Company, the strength of the U.S. dollar, Canadian dollar, British pound and the Euro, interest rates, inflation, the availability of labor, the successful conclusion of contract negotiations, the results of any litigation arising out of the accident at Jahn, the competitive environment in the casting industry and changes in laws and regulations that govern the Company's business, particularly environmental regulations.

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

    The following table presents selected unaudited supplemental quarterly results for fiscal 1998 and fiscal 1999.


                                    FISCAL 1998                                 FISCAL 1999
                                  QUARTERS ENDED                               QUARTERS ENDED
                     ------------------------------------------   ----------------------------------------------
                        SEPT.      DEC.      MAR.      JUNE         SEPT.       DEC.     MAR. (1)   JUNE (2)
                        -----      ----      ----      ----         -----       ----     -----      -----
                                    (unaudited)                                   (unaudited)

                                                (In thousands, except per share data)
Net Sales.............   $68,796   $84,435  $91,623   $128,914      $116,576   $122,955   $119,533    $116,495
Gross Profit..........     9,212    12,663   14,120     19,493        13,921     18,747     17,535      17,569
Operating Income......     3,688     5,176    7,638      9,338         2,701      6,810      4,590      11,195
Net Income............   $ 1,825   $ 2,390  $ 3,913     $4,637          $337     $2,708     $1,265      $5,496
                         -------   -------  -------   --------      ---------  --------   --------     -------
                         -------   -------  -------   --------      ---------  --------   --------     -------
======================
Net Income Per Share

   Basic..............    $ 0.22    $ 0.29   $ 0.48     $ 0.57         $0.04      $0.35      $0.17       $0.72
                         -------   -------  -------   --------      ---------  --------   --------     -------
                         -------   -------  -------   --------      ---------  --------   --------     -------

   Diluted............    $ 0.22    $ 0.29   $ 0.48     $ 0.56         $0.04      $0.35      $0.17       $0.72
                         -------   -------  -------   --------      ---------  --------   --------     -------
                         -------   -------  -------   --------      ---------  --------   --------     -------


(1) The third quarter contains a charge recorded in connection with an industrial accident that occurred on February 25, 1999 at the Company's subsidiary, Jahn Foundry, which decreased net income by $450,000, or $.06 per share.

(2) The fourth quarter contains a revision to the flood damage reconstruction reserve which increased net income by $2,086, or $.27 per share. The flood damage reconstruction reserve related to the July 1993 Missouri River flood.

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


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item with respect to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A. The required information as to executive officers is set forth in Part I hereof.

ITEM 11.   EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                                                                                    PAGE
                                                                                    NUMBER
    (a)  DOCUMENTS LIST

         (1)  The following financial statements are included in Part II Item 8:

              Independent Auditors' Report                                             F-1

              Consolidated Balance Sheets at June 30, 1998 and 1999                    F-2

              Consolidated Statements of Income For the Years                          F-4
              Ended June 30, 1997, 1998 and 1999

              Consolidated Statements of Comprehensive Income                          F-5
              For the Years Ended June 30, 1997, 1998 and 1999

              Consolidated Statements of Stockholders' Equity                          F-6
              For the Years Ended June 30, 1997, 1998 and 1999

              Consolidated Statements of Cash Flows For the Years                      F-7
              Ended June 30, 1997, 1998 and 1999

              Notes to Consolidated Financial Statements For the Years                 F-8
              Ended June 30, 1997, 1998 and 1999


         (2)  No Financial Statement Schedules are required to be filed.

         (3)  List of Exhibits:

              Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index which is incorporated herein by reference.

    (b)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999

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



Dated: Sept. 14, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dated indicated:

             Signature                          Title                    Date
             ---------                          -----                    ----

    /s/ Hugh H. Aiken              Chairman of the Board,              Sept. 14, 1999
          Hugh H. Aiken            President, Chief Executive
                                   Officer and Director
                                   (Principal Executive Officer)


    /s/ Stuart Z. Uram             Director                            Sept. 10, 1999
          Stuart Z. Uram


    /s/ David L. Belluck           Director                            Sept. 15, 1999
          David L. Belluck


    /s/ Ray H. Witt                Director                            Sept. 10, 1999
          Ray H. Witt


    /s/ John O. Whitney            Director                            Sept. 15, 1999
          John O. Whitney


    /s/ Kevin T. McDermed          Vice President, Chief               Sept. 14, 1999
          Kevin T. McDermed        Financial Officer, Treasurer
                                   and Secretary (Principal
                                   Financial Officer and Principal
                                   Accounting Officer)


-------------------------------------------------------------------------------
                                 ATCHISON CASTING CORPORATION AND SUBSIDIARIES
                                 ----------------------------------------------
                                 CONSOLIDATED FINANCIAL STATEMENTS AS OF
                                 JUNE 30, 1998 AND 1999, AND FOR EACH OF THE
                                 THREE YEARS IN THE PERIOD ENDED JUNE 30, 1999, AND INDEPENDENT AUDITORS' REPORT

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                                                                                                      PAGE
INDEPENDENT AUDITORS' REPORT                                                                          F-1

FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 1997, 1998 AND 1999:

Consolidated Balance Sheets - June 30, 1998 and 1999                                                  F-2-F-3

Consolidated Statements of Income - Years Ended June 30, 1997, 1998 and 1999                          F-4

Consolidated Statements of Comprehensive Income - Years Ended June 30, 1997, 1998 and 1999            F-5

Consolidated Statements of Stockholders' Equity - Years Ended June 30, 1997, 1998 and 1999            F-6

Consolidated Statements of Cash Flows - Years Ended June 30, 1997, 1998 and 1999                      F-7

Notes to Consolidated Financial Statements                                                            F-8-F-33


INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
  Atchison Casting Corporation
Atchison, Kansas

We have audited the accompanying consolidated balance sheets of Atchison Casting Corporation and subsidiaries (the "Company") as of June 30, 1998 and 1999 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.



August 13, 1999
(August 24, 1999 with respect to the third paragraph of Note 21)

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1998 AND 1999
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
-------------------------------------------------------------------------------

ASSETS                                                                                         1998              1999
CURRENT ASSETS:
  Cash and cash equivalents                                                               $   9,336         $   4,222
  Customer accounts receivable, net of allowance for doubtful
    accounts of $508 and $591 at June 30, 1998 and 1999, respectively                        88,469            83,235
  Inventories                                                                                62,146            68,777
  Deferred income taxes                                                                       3,186             1,988
  Other current assets                                                                        9,615            18,829
                                                                                         ----------        ----------

           Total current assets                                                             172,752           177,051

PROPERTY, PLANT AND EQUIPMENT, Net                                                          137,290           150,056

INTANGIBLE ASSETS, Net                                                                       25,424            32,846

DEFERRED FINANCING COSTS, Net                                                                   746               660

OTHER ASSETS                                                                                  9,927            15,153
                                                                                         ----------        ----------

TOTAL                                                                                     $ 346,139         $ 375,766
                                                                                         ----------        ----------
                                                                                         ----------        ----------

                                                                                                           (Continued)

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1998 AND 1999
(Dollars in thousands, except share data)
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                                        1998             1999
CURRENT LIABILITIES:
  Accounts payable                                                                     $  37,259        $  39,452
  Accrued expenses                                                                        52,690           43,130
  Current maturities of long-term obligations                                              6,021            8,833
                                                                                      ----------       ----------

          Total current liabilities                                                       95,970           91,415

LONG-TERM OBLIGATIONS                                                                     87,272          104,607

DEFERRED INCOME TAXES                                                                     12,608           17,334

OTHER LONG-TERM OBLIGATIONS                                                                3,670            3,969

EXCESS OF FAIR VALUE OF ACQUIRED NET ASSETS OVER
  COST, Net of accumulated amortization of $882 and $1,776,
  at June 30, 1998 and 1999, respectively                                                    349            6,889

POSTRETIREMENT OBLIGATION OTHER
  THAN PENSION                                                                             7,596            8,278

MINORITY INTEREST IN SUBSIDIARIES                                                          3,060            4,205
                                                                                      ----------       ----------

          Total liabilities                                                              210,525          236,697
                                                                                      ----------       ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 2,000,000 authorized
    shares; no shares issued and outstanding
  Common stock, $.01 par value, 19,300,000 authorized
    shares; 8,226,570 and 8,259,603 shares issued
    and outstanding at June 30, 1998 and 1999, respectively                                   82               83
  Class A common stock (non-voting), $.01 par
    value, 700,000 authorized shares; no shares
    issued and outstanding
  Additional paid-in capital                                                              80,957           81,216
  Retained earnings                                                                       55,205           65,011
  Accumulated foreign currency translation adjustment                                       (630)          (1,193)
                                                                                      ----------       ----------

                                                                                         135,614          145,117

  Less common stock held in treasury, 36,002 and 622,702 shares
    at June 30, 1998 and 1999, respectively                                                                (6,048)
                                                                                      ----------       ----------

           Total stockholders' equity                                                    135,614          139,069
                                                                                      ----------       ----------

TOTAL                                                                                  $ 346,139        $ 375,766
                                                                                      ----------       ----------
                                                                                      ----------       ----------

See notes to consolidated financial statements.                                                        (Concluded)

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 1997, 1998 AND 1999
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
-------------------------------------------------------------------------------

                                                                   1997              1998              1999
NET SALES                                                       $ 245,769         $ 373,768         $ 475,559

COST OF GOODS SOLD                                                203,386           318,280           407,787
                                                                ---------         ---------         ---------

GROSS PROFIT                                                       42,383            55,488            67,772

OPERATING EXPENSES:
  Selling, general and administrative                              21,559            28,798            41,932
  Amortization of intangibles                                         632               850               544
                                                                ---------         ---------         ---------

     Total operating expenses                                      22,191            29,648            42,476
                                                                ---------         ---------         ---------

OPERATING INCOME                                                   20,192            25,840            25,296

INTEREST EXPENSE                                                    3,227             3,896             8,352

MINORITY INTEREST IN NET INCOME OF
  SUBSIDIARIES                                                        270               448               237
                                                                ---------         ---------         ---------

INCOME BEFORE INCOME TAXES                                         16,695            21,496            16,707

INCOME TAXES                                                        6,967             8,731             6,901
                                                                ---------         ---------         ---------

NET INCOME                                                      $   9,728         $  12,765         $   9,806
                                                                ---------         ---------         ---------
                                                                ---------         ---------         ---------

NET INCOME PER COMMON AND
  EQUIVALENT SHARES:
    BASIC                                                       $    1.68         $    1.56         $    1.26
                                                                ---------         ---------         ---------
                                                                ---------         ---------         ---------

    DILUTED                                                     $    1.67         $    1.55         $    1.26
                                                                ---------         ---------         ---------
                                                                ---------         ---------         ---------

WEIGHTED AVERAGE NUMBER OF COMMON
  AND EQUIVALENT SHARES OUTSTANDING:
    BASIC                                                       5,796,281         8,167,285         7,790,781
                                                                ---------         ---------         ---------
                                                                ---------         ---------         ---------

    DILUTED                                                     5,830,695         8,218,686         7,790,781
                                                                ---------         ---------         ---------
                                                                ---------         ---------         ---------

See notes to consolidated financial statements.

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED JUNE 30, 1997, 1998 AND 1999
(IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                     1997             1998               1999
NET INCOME                                                         $ 9,728          $ 12,765           $ 9,806

OTHER COMPREHENSIVE INCOME, BEFORE TAX:
  Foreign currency translation adjustments                            (152)             (498)             (563)
  Minimum pension liability adjustment                                 480
                                                                  ---------        ---------          --------

OTHER COMPREHENSIVE INCOME, BEFORE TAX                              10,056            12,267             9,243

INCOME TAX EXPENSE (BENEFIT) RELATED TO ITEMS OF
  OTHER COMPREHENSIVE INCOME -
  Minimum pension liability adjustment                                (187)
                                                                  ---------        ---------          --------
OTHER COMPREHENSIVE INCOME, NET OF TAX                            $  9,869          $ 12,267           $ 9,243
                                                                  ---------        ----------         --------
                                                                  ---------        ----------         --------

See notes to consolidated financial statements.

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1997, 1998 AND 1999
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                                           OTHER COMPREHENSIVE INCOME
                                                                        --------------------------------

                                                                                        ACCUMULATED
                                                                             MINIMUM      FOREIGN      COMMON
                                                     ADDITIONAL              PENSION      CURRENCY     STOCK
                                             COMMON   PAID-IN     RETAINED  LIABILITY   TRANSLATION   HELD IN
                                              STOCK   CAPITAL     EARNINGS  ADJUSTMENT   ADJUSTMENT   TREASURY  TOTAL
                                            --------- --------   ---------  ----------  ------------ --------- -------
Balance, July 1, 1996                         $ 56    $ 42,159    $ 32,712   $ (293)    $     20               $ 74,654
  Issuance of 2,610,203 shares                  25      38,080                                                   38,105
  Exercise of stock options (7,600 shares)                 103                                                      103
  Minimum pension liability adjustment,
    net of income tax expense of $187                                           293                                 293
  Foreign currency translation adjustment
    of investment in subsidiaries                                                           (152)                  (152)
  Net income                                                         9,728                                        9,728
                                              ----    --------    --------   ------     ---------              --------

Balance, June 30, 1997                          81      80,342      42,440                  (132)               122,731
  Issuance of  15,793 shares                               227                                                      227
  Exercise of stock options (28,060 shares)      1         388                                                      389
  Foreign currency translation
    adjustment of investment in subsidiaries                                                (498)                  (498)
  Net income                                                        12,765                                       12,765
                                              ----    --------    --------   ------     ---------              --------

Balance, June 30, 1998                          82      80,957      55,205                  (630)               135,614
  Issuance of 33,033 shares                      1         259                                                      260
  Purchase of 586,700 shares                                                                         $(6,048)    (6,048)
  Foreign currency translation
    adjustment of investment in subsidiaries                                                (563)                  (563)
  Net income                                                         9,806                                        9,806
                                              ----    --------    --------   ------     ---------              --------

Balance, June 30, 1999                        $ 83    $ 81,216    $ 65,011   $          $ (1,193)    $(6,048)  $139,069
                                              ----    --------    --------   ------     ---------    --------  --------
                                              ----    --------    --------   ------     ---------    --------  --------

See notes to consolidated financial statements.

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1997, 1998 AND 1999
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                         1997        1998        1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $  9,728    $ 12,765     $ 9,806
  Adjustments to reconcile net income to net cash from
    operating activities:
    Depreciation and amortization                                                        8,667      11,695      13,400
    Minority interest in net income of subsidiaries                                        270         448         236
    Loss (gain) on disposal of capital assets                                               54         176        (190)
    Deferred income taxes                                                                1,816       1,394       4,151
    Changes in assets and liabilities (exclusive of effects of acquired companies):
      Receivables                                                                         (349)     13,071       6,376
      Inventories                                                                        1,231        (374)     (1,017)
      Other current assets                                                                 205        (719)     (9,685)
      Accounts payable                                                                     190      (6,854)        979
      Accrued expenses                                                                      23     (16,472)    (14,423)
      Postretirement obligation other than pension                                         430         467         682
      Other                                                                                 36         265      (2,596)
                                                                                     ---------    ---------    --------

           Cash provided by operating activities                                        22,301      15,862       7,719
                                                                                     ---------    ---------    --------

CASH FLOWS FROM  INVESTING ACTIVITIES:
  Capital expenditures                                                                 (13,852)    (18,495)    (20,038)
  Proceeds from sale of capital assets                                                      38       1,219       1,829
  Payment for purchase of net assets of subsidiaries,
    net of cash acquired                                                               (27,698)    (74,299)     (7,494)
  Assets held for resale                                                                   840
  (Advances) repayments under subordinated note receivable                                (800)        800
  Payment for investments in unconsolidated subsidiaries                                  (330)                   (150)
                                                                                     ---------    ---------    --------

           Cash used in investing activities                                           (41,802)    (90,775)    (25,853)
                                                                                     ---------    ---------    --------

CASH FLOWS FROM  FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of costs                                  38,208         616         260
  Payments for repurchase of common stock                                                                       (6,048)
  Proceeds from sale (payments for purchase) of stock in subsidiaries                      178         (64)       (728)
  Proceeds from issuance of long-term obligations                                        1,293
  Payments on long-term obligations                                                     (1,343)       (979)     (6,528)
  Capitalized financing costs paid                                                        (214)       (409)       (108)
  Net borrowings (repayments) under revolving loan note                                 (6,521)     65,519      26,675
                                                                                     ---------    ---------    --------

           Cash provided by financing activities                                        31,601      64,683      13,523
                                                                                     ---------    ---------    --------

EFFECT OF EXCHANGE RATE ON CASH                                                            (12)       (253)       (503)

NET INCREASE (DECREASE ) IN CASH AND CASH
  EQUIVALENTS                                                                           12,088     (10,483)     (5,114)

CASH AND CASH EQUIVALENTS, Beginning of period                                           7,731      19,819       9,336
                                                                                     ---------    ---------    --------

CASH AND CASH EQUIVALENTS, End of period                                              $ 19,819    $  9,336     $ 4,222
                                                                                     ---------    ---------    --------
                                                                                     ---------    ---------    --------

See notes to consolidated financial statements.

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 1997, 1998 AND 1999 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF OPERATIONS - Atchison Casting Corporation and subsidiaries ("ACC" or the "Company") was organized in 1991 for the purpose of becoming a broad based manufacturer of metal castings, producing iron, steel and non-ferrous castings ranging in size from a few ounces to 280 tons. A majority of the Company's sales are to U.S. customers, however, the Company also has sales to Canadian, European and other foreign customers.

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

      BASIS OF PRESENTATION - The consolidated financial statements present the financial position of the Company and its subsidiaries, Amite Foundry and Machine, Inc. ("AFM"), Prospect Foundry, Inc. ("Prospect Foundry"), Quaker Alloy, Inc. ("Quaker"), Canadian Steel Foundries, Ltd. ("Canadian Steel"), Kramer International, Inc. ("Kramer"), Empire Steel Castings, Inc. ("Empire"), La Grange Foundry Inc. ("La Grange Foundry"), The G&C Foundry Company ("G&C"), Los Angeles Die Casting Inc. ("LA Die Casting"), Canada Alloy Castings, Ltd. ("Canada Alloy"), Pennsylvania Steel Foundry & Machine Company ("Pennsylvania Steel"), Jahn Foundry Corp. ("Jahn Foundry"), PrimeCast, Inc. ("PrimeCast"), Inverness Castings Group, Inc. ("Inverness"), Atchison Casting UK Limited ("ACUK"), Claremont Foundry, Inc. ("Claremont") and London Precision Machine & Tool Ltd. ("London Precision"). AFM, Quaker, Kramer, Empire, La Grange Foundry, Canada Alloy, Pennsylvania Steel, Jahn Foundry, PrimeCast, Claremont and London Precision are wholly owned subsidiaries. The Company owns 91.8%, 95.7%, 93.9%, 90.6%, 96.1% and 95.4% of the outstanding capital stock of Prospect Foundry, Canadian Steel, G&C, LA Die Casting, Inverness and ACUK, respectively. Sheffield Forgemasters Group, Ltd. ("Sheffield") and Fonderie d'Autun SA ("Autun") are wholly-owned subsidiaries of ACUK. All significant intercompany accounts and balances have been eliminated.

      STATEMENT OF CASH FLOWS - For purposes of cash flow reporting, cash and cash equivalents include cash on hand, amounts due from banks and temporary investments with original maturities of 90 days or less at the date of purchase.

      REVENUE RECOGNITION - Sales and related cost of sales are recognized upon shipment of products.

      CUSTOMER ACCOUNTS RECEIVABLE - Approximately 17%, 18% and 17% of the Company's business in 1997, 1998 and 1999, respectively, was with two major customers in the automotive, locomotive and general industrial markets. As of June 30, 1998 and 1999, 13% and 12%, respectively, of accounts receivable were with these two major customers. The Company generally does not require collateral or other security on accounts receivable. Credit risk is controlled through credit approvals, limits and monitoring procedures.

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

      INTANGIBLE ASSETS - Intangible assets acquired, primarily goodwill, are being amortized over their estimated lives of 25 years using the straight-line method.

      LONG-LIVED ASSETS - The Company periodically reviews the continuing value of long-lived assets to determine if there has been an impairment. The basis of this valuation includes the continuing profitability of the acquired operations, their expected future undiscounted cash flows, the maintenance of a significant customer base and similar factors.

      ACCRUED INSURANCE EXPENSE - Costs estimated to be incurred in the future for employee medical benefits and casualty insurance programs resulting from claims which have occurred are accrued currently.

      At June 30, 1999, the Company has letters of credit aggregating $2,903 and a certificate of deposit of $200 which support claims for workers' compensation benefits.

      INCOME TAXES - Deferred income taxes are provided on temporary differences between the financial statements and tax basis of the Company's assets and liabilities in accordance with the liability method.

      STOCK PLANS - The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," in October 1995. SFAS No. 123 allows companies to continue under the approach set forth in Accounting Principles Board Opinion ("APB") No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," for recognizing stock-based compensation expense in the financial statements, but encourages companies to adopt provisions of SFAS No. 123 based on the estimated fair value of employee stock options. Companies electing to retain the approach under APB No. 25 are required to disclose pro forma net income and net income per share in the notes to the financial statements, as if they had adopted the fair value accounting method under SFAS No. 123. The Company has elected to retain its current accounting approach under APB No. 25.

      EARNINGS PER SHARE - Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if dilutive securities, such as options, were exercised.

      NEW ACCOUNTING STANDARDS - SFAS No. 130, "REPORTING COMPREHENSIVE INCOME," was issued in June 1997. This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 in fiscal 1999 and has restated all prior years for the adoption of this standard.

      In June 1997, the FASB issued SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". The Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted SFAS No. 131 in fiscal 1999.

      SFAS No. 132, "EMPLOYERS' DISCLOSURES ABOUT PENSION AND OTHER POSTRETIREMENT BENEFITS," was issued by the FASB in February 1998. This Statement revises employers' disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of such plans. This Statement is effective for fiscal years beginning after December 15, 1997, including restatement of prior periods provided for comparative purposes. The Company adopted SFAS No. 132 in fiscal 1999.

      In June 1998, the FASB issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 133 requires companies to record derivative instruments as assets or liabilities, measured at fair value. The recognition of gains or losses resulting from changes in the values of those derivative instruments is based on the use of each derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company has not yet completed its evaluation of the impact of SFAS No. 133 on the consolidated financial statements. The Company will be required to adopt SFAS No. 133 on July 1, 2000.

2.    ACQUISITIONS

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

      On October 6, 1997, the Company acquired approximately 91.5% of the outstanding capital stock of Inverness, a Delaware corporation, for $5,882 in cash and $202 of related expenses, in addition to the assumption of $587 of outstanding indebtedness. Contemporaneous with the consummation of this acquisition, the Company retired approximately $11,602 of Inverness' outstanding indebtedness. The remaining 8.5% of Inverness capital stock was retained by Inverness management. During fiscal 1999, the Company purchased additional shares from Inverness management. Inverness, located in Dowagiac, Michigan, produces aluminum die castings for the automotive, furniture and appliance markets. The Company financed this transaction with available cash balances and funds available under its revolving credit facility.

      On April 6, 1998, ACUK, a subsidiary of the Company, acquired all of the outstanding capital stock , consisting of 76,987,733 ordinary shares of capital stock, of Sheffield, incorporated in England and Wales, from the stockholders of Sheffield for approximately $54,931 in cash, 1,040,000 ordinary shares of ACUK valued at $915 and $226 of related expenses. The 1,040,000 ordinary shares, consisting of 5.0% of the outstanding stock, of ACUK were issued to Sheffield management in exchange for 1,267,477 shares of Sheffield instead of cash consideration. Sheffield includes Forgemasters Steel & Engineering Limited, River Don Castings Limited, Forged Rolls (UK) Limited and British Rollmakers Limited, among other operating units. The companies' products serve a variety of markets and end users, including steel rolling mills, paper and plastic processing, oil and gas exploration and production, fossil and nuclear electricity generation and forging ingots. The Company financed this transaction with funds available under its bank credit facility.

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

      Effective September 1, 1998, the Company purchased 90% of the outstanding shares of London Precision for U.S. $13,663 in cash and $124 of related expenses. On June 16, 1999, the Company purchased the remaining 10% of the outstanding shares of London Precision for U.S. $1,847 cash. London Precision, located in London, Ontario, Canada, is an industrial machine shop which serves the locomotive, mining and construction, pulp and paper markets, among others. The Company financed this transaction with funds available under its revolving credit facility.

      On February 25, 1999, Autun purchased the foundry division assets of Compagnie Internationale du Chauffage ("CICH") located in Autun, France. Autun received U.S. $5,847 in cash and U.S. $5,505 in inventory in exchange for the assumption of potential environmental and employment liabilities if the facility is ever closed. CICH is a subsidiary of Blue Circle Industries plc, headquartered in London, England. Autun specializes in the manufacture of cast iron radiators and boiler castings.

      The acquisitions have been accounted for by the purchase method of accounting, and accordingly, the purchase price including the related acquisition expenses has been allocated to the assets acquired based on the estimated fair values at the date of the acquisitions. For the Inverness and London Precision acquisitions, the excess of purchase price over estimated fair values of the net assets acquired has been included in "Intangible Assets, net" on the Consolidated Balance Sheets. For the PrimeCast, Sheffield, Claremont and Autun acquisitions, the fair value of the net assets acquired exceeded the purchase price. Accordingly, the excess fair value was subtracted from identifiable long-term assets ratably based on their relative fair values as a percentage of total long-term assets with any remaining excess recorded as negative goodwill and included in "Excess of Fair Value of Acquired Net Assets Over Cost" on the Consolidated Balance Sheet. This amount is being amortized over 4 years.

      The estimated fair values of assets and liabilities acquired in the 1997, 1998 and 1999 acquisitions are summarized as follows:

                                                                        1997            1998         1999
         Cash                                                        $   142        $ 10,244       $ 6,501
         Customer accounts receivable                                  7,835          61,669         2,748
         Inventories                                                   7,799          31,231         7,117
         Property, plant and equipment                                15,872          38,164         7,705
         Intangible assets, primarily goodwill                         4,336           4,666         8,427
         Other assets                                                    737          14,670            15
         Accounts payable and accrued expenses                        (5,535)        (75,775)       (7,489)
         Deferred income taxes                                        (2,141)          6,731        (1,269)
         Excess of fair value of acquired net assets over cost                                      (7,872)
         Other long-term obligations                                    (705)         (6,470)       (1,888)
         Long-term obligations                                          (500)           (587)
                                                                    ---------      ---------      --------

                                                                      27,840          84,543        13,995

         Cash acquired                                                  (142)        (10,244)       (6,501)
                                                                    ---------      ---------      --------

         Cash used in acquisitions                                   $ 27,698       $ 74,299       $ 7,494
                                                                    ---------      ---------      --------
                                                                    ---------      ---------      --------


      The operating results of the acquired companies are included in ACC's Consolidated Statements of Income from the dates of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions occurred at July 1, 1997, after giving effect to certain adjustments, including amortization of goodwill, interest expense on the acquisition debt and related income tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or of results which may occur in the future.

                                                                            1998              1999
                                                                                (unaudited)
       Net sales                                                        $ 549,011         $ 494,580
       Net income                                                          17,021            12,583
       Net income per common and equivalent shares:
         Basic                                                               2.08              1.62
         Diluted                                                             2.07              1.62


     3.    INVENTORIES

                                                                           1998            1999
       Raw materials                                                     $ 11,152         $ 10,414
       Work-in-process                                                     37,939           41,431
       Finished goods                                                       7,385           12,736
       Deferred supplies                                                    5,670            4,196
                                                                         --------         --------

                                                                         $ 62,146         $ 68,777
                                                                         --------         --------
                                                                         --------         --------

      Inventories as of June 30, 1998 and 1999 would have been higher by $314 and $381, respectively, had the Company used the first-in, first-out method of valuing those inventories valued using the last-in, first-out method.

4.    PROPERTY, PLANT AND EQUIPMENT

                                                      LIVES
                                                    (In Years)        1998              1999
      Land                                                        $ 16,868         $ 15,686
      Improvements to land                            12-15          4,645            4,781
      Buildings and improvements                        35          29,298           31,817
      Machinery and equipment                          5-14        103,184          124,567
      Automobiles and trucks                            3            2,226            1,784
      Office furniture, fixtures and equipment         5-10          4,756            5,675
      Tooling and patterns                            1.5-6          4,582            4,445
                                                                ----------       ----------

                                                                   165,559          188,755
      Less accumulated depreciation                                 35,267           47,496
                                                                ----------       ----------

                                                                   130,292          141,259
      Construction in progress                                       6,998            8,797
                                                                ----------       ----------

                                                                 $ 137,290        $ 150,056
                                                                ----------       ----------
                                                                ----------       ----------


      Depreciation expense was $7,903, $10,656 and $12,647 for the years ended June 30, 1997, 1998 and 1999, respectively.

5.    INTANGIBLE ASSETS

                                                 LIVES
                                               (In Years)       1998            1999
        Goodwill                                   25         $ 28,580        $ 37,440
        Less accumulated amortization                            3,156           4,594
                                                              --------        --------

                                                              $ 25,424        $ 32,846
                                                              --------        --------
                                                              --------        --------

      Amortization expense was $911, $1,108 and $1,429 for the years ended June 30, 1997, 1998 and 1999, respectively.

6.    DEFERRED FINANCING COSTS

                                                LIVES
                                              (IN YEARS)       1998          1999
        Capitalized financing costs            3 to 10       $ 1,087       $ 1,045
        Less accumulated amortization                            341           385
                                                             -------       -------

                                                             $   746       $   660
                                                             -------       -------
                                                             -------       -------

      Amortization of such costs, included in interest expense, was $129, $188 and $194 for the years ended June 30, 1997, 1998 and 1999, respectively.

7.    ACCRUED EXPENSES

                                                                1998            1999
        Accrued warranty                                     $ 16,339        $ 11,785
        Payroll, vacation and other compensation                9,491           8,688
        Accrued pension liability                               2,983           3,089
        Advances from customers                                 4,381           4,509
        Reserve for flood repairs                               5,932           1,197
        Reserve for workers' compensation and employee
          health care                                           3,570           2,570
        Taxes other than income                                   541             395
        Interest payable                                        1,076           1,145
        Other                                                   8,377           9,752
                                                             --------        --------

                                                             $ 52,690        $ 43,130
                                                             --------        --------
                                                             --------        --------

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

      On April 3, 1998, the Company and the insurance company holding the Company's $20,000 aggregate principal amount of unsecured, senior notes entered into the Third Amendment to the Note Purchase Agreement (the "Note Purchase Agreement") providing for an increase in permitted subsidiary indebtedness from $3,500 to $8,000.

      On April 3, 1998, the Company and Harris Trust and Savings Bank ("Harris"), as agent for the lenders, entered into the Amended and Restated Credit Agreement (the "Credit Agreement") providing for an increase in unsecured loans from $60,000 to $110,000 and an extension of the maturity date to April 3, 2003. This Credit Agreement consists of a $40,000 term loan and a $70,000 revolving credit facility. The term loan began amortizing on March 31, 1999, with a final maturity of April 3, 2003. Loans under the Credit Agreement will bear interest at fluctuating rates of either: (i) the agent bank's corporate base rate subject to a reduction of 0.25% (25 basis points) if certain financial ratios are met or (ii) LIBOR plus 1.50% subject, in the case of the LIBOR rate option, to a reduction of up to 0.50% (50 basis points) if certain financial ratios are met. Loans under this revolving credit facility may be used for general corporate purposes, acquisitions and approved investments.

      On October 7, 1998 the Company and Harris entered into the First Amendment to the Credit Agreement. This amendment permits the Company to repurchase up to $24,000 of its common stock, subject to a limitation of $10,000 in any fiscal year unless certain financial ratios are met, and provides for an option to increase the revolving portion of the credit facility to $100,000 if the Company issues senior subordinated notes. Proceeds from the issuance of any senior subordinated notes must be used to permanently pre-pay the $40,000 term loan portion of the credit facility.

      As of April 23, 1999, the Company and Harris entered into the Second Amendment to the Credit Agreement. This amendment provides that the Company maintain a ratio of earnings before interest, taxes and amortization to fixed charges ("Fixed Charge Coverage Ratio") of at least 1.10, increasing to 1.25 on March 31, 2000 and 1.50 on March 31, 2001. The amendment also provides that the Company must maintain a ratio of total senior debt to earnings before interest, taxes, amortization and depreciation of not more that 3.2 prior to the issuance by the Company of any subordinated debt, and not more than 3.0 after the issuance of any subordinated debt. In addition, this amendment provides that the Company may not make acquisitions prior to May 1, 2000 and, from and after May 1, 2000, the Company may not make acquisitions unless the Fixed Charge Coverage Ratio is at least 1.50, among other existing restrictions. Loans under this revolving credit facility will bear interest at fluctuating rates of either: (i) Harris' corporate base rate subject to a reduction of 0.25% (25 basis points) if certain financial ratios are met or (ii) LIBOR plus 1.85% subject, in the case of the LIBOR rate option, to a reduction of up to 0.50% (50 basis points) if certain financial ratios are met. Loans under this revolving credit facility may be used for general corporate purposes, permitted acquisitions and approved investments. At June 30, 1998 and 1999, $35,102 and $9,866, respectively, was available for borrowing under this facility after consideration of outstanding advances of $65,000 and $88,817 and letters of credit of $9,898 and $8,460, respectively (see Note 10).

      Long-term obligations consist of the following as of June 30, 1998 and1999:

                                                                                              1998              1999
         Unsecured, senior notes with an insurance company, maturing on
            July 30, 2004 and bearing interest at a fixed rate of 8.44% per year            $ 20,000           $ 17,143
         Unsecured, revolving credit facility with Harris, maturing on
           April 3, 2003, bearing interest at:
           LIBOR plus 1.50%, $63,000 and $40,000 at weighted average rates of 7.15% and
             6.47% at June 30, 1998 and 1999, respectively
           LIBOR plus 1.85%, $37,142 at 7.18% at June 30, 1999 Prime, $2,000 and $11,675
           at 8.50% and 7.75% at June 30, 1998
             and 1999, respectively                                                           65,000             88,817
         Term loan between G&C and the Ohio Department of Development, secured by certain assets of G&C, maturing on June 1, 1999,
            bearing interest at 5.00%                                                             31
         Term loan between G&C and OES Capital, Incorporated (assignee of loan agreement with Ohio Air Quality Development Authority), secured by certain assets of G&C, maturing on December 31, 2006,
            bearing interest at 6.50%                                                          2,608              2,380
         Term loan between La Grange Foundry and the Missouri Development
            Finance Board, secured by a letter of credit, maturing on November 1, 2011 bearing interest at 3.80% and 3.87%
            at June 30, 1998 and 1999, respectively                                            5,100              5,100
         Term loan between Inverness and the City of Dowagiac, Michigan, secured by certain assets of Inverness, maturing on June 9, 1999,
           bearing interest at 7.11%                                                             554
                                                                                           ----------        ----------

                                                                                              93,293            113,440
         Less current maturities                                                               6,021              8,833
                                                                                           ----------        ----------

         Total long-term obligations                                                        $ 87,272          $ 104,607
                                                                                           ----------        ----------
                                                                                           ----------        ----------

      The Credit Agreement with Harris and the Note Purchase Agreement with an insurance company limit the Company's ability to pay dividends in any fiscal year to an amount not more than 25% of net earnings in the preceding fiscal year.

      The amounts of long-term obligations outstanding as of June 30, 1999 mature as follows:

       2000                                             $ 8,833
       2001                                               8,851
       2002                                               8,869
       2003                                              74,850
       2004                                               3,196
       Thereafter                                         8,841


      The amounts of interest expense for the years ended June 30, 1997, 1998 and 1999 consisted of the following:

                                                             1997          1998           1999
       Senior notes with an insurance company               $ 1,688       $ 1,688        $ 1,467
       Credit facility with Harris                            1,236         2,020          6,194
       Amortization of deferred financing costs                 129           188            194
       Other                                                    174                          497
                                                           --------      --------       --------

                                                            $ 3,227       $ 3,896        $ 8,352
                                                           --------      --------       --------
                                                           --------      --------       --------


9.    INCOME TAXES

      Income taxes for the years ended June 30, 1997, 1998 and 1999 are comprised of the following:

                                                                                1997          1998           1999
          Current expense:
            Federal                                                           $ 3,601       $ 4,298        $ 1,002
            State and local                                                       867         1,410            410
            Foreign                                                               683           913          1,578
                                                                             --------      --------       --------

                                                                                5,151         6,621          2,990

          Deferred expense                                                      1,816         2,110          3,911
                                                                             --------      --------       --------

                                                                              $ 6,967       $ 8,731        $ 6,901
                                                                             --------      --------       --------
                                                                             --------      --------       --------

                                                                                1997          1998           1999

          Items giving rise to the provision for deferred income taxes:
            Postretirement (benefits) costs                                   $  (167)      $    10        $   (97)
            Accrued liabilities                                                   350           555            294
            Net operating loss carryforwards                                     (190)          313            754
            Pension costs                                                         (53)         (397)          (163)
            Deferred gain on flood proceeds                                       560                          975
            Depreciation and amortization                                         978         1,776          2,006
            Inventories                                                           406          (430)           179
            Valuation allowance                                                   190           128             56
            All other, net                                                       (258)          155            (93)
                                                                             --------      --------       --------

                                                                              $ 1,816       $ 2,110        $ 3,911
                                                                             --------      --------       --------
                                                                             --------      --------       --------


      Following is a reconciliation between the total income taxes and the amount computed by multiplying income before income taxes plus the minority interest in net income of subsidiaries by the statutory federal income tax rate:

                                     1997                         1998                        1999
                                    Amount          %            Amount         %            Amount         %
                                  ---------     ------        ---------     ------        ---------     ------
         Computed expected
           federal income tax
           expense                 $ 5,938        35.0          $ 7,680       35.0          $ 5,930       35.0
         State income taxes,
           net of federal benefit      717         4.2            1,139        5.2              743        4.4
         Non - U.S. taxes                                           (75)      (0.3)
         Permanent differences         310         1.8              344        1.6              475        2.8
         Other, net                      2                         (357)      (1.7)            (247)      (1.5)
                                  ---------      ------        ---------     ------        ---------     ------

                                   $ 6,967        41.0          $ 8,731       39.8          $ 6,901       40.7
                                  ---------      ------        ---------     ------        ---------     ------
                                  ---------      ------        ---------     ------        ---------     ------

      Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred income taxes as of June 30, 1998 and 1999 are comprised of the following:

                                                           1998            1999
          Deferred tax assets:
            Postretirement benefits                    $  2,839       $   3,105
            Accrued liabilities                           2,773           2,368
            Net operating loss carryforwards             18,655          18,115
            General business tax credits                    574             574
            Pension costs                                 1,386           1,549
            Flood wall capitalization                       429             429
            Other                                           349             206
                                                      ----------      ----------

                                                         27,005          26,346
            Valuation allowance                         (12,959)        (13,410)
                                                      ----------      ----------

                     Net deferred tax assets             14,046          12,936
                                                      ----------      ----------

          Deferred tax liabilities:
            Depreciation and amortization               (14,913)        (18,258)
            Deferred gain on flood proceeds              (6,811)         (7,786)
            Inventories                                  (1,160)         (1,343)
            Discharge of indebtedness                      (422)           (422)
            Other                                          (162)           (473)
                                                      ----------      ----------

                                                        (23,468)        (28,282)
                                                      ----------      ----------
          Total                                        $ (9,422)      $ (15,346)
                                                      ----------      ----------
                                                      ----------      ----------

      SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
      An allowance of $12,959 and $13,410 had been recorded as of June 30, 1998 and 1999, respectively. The principal reason for the increase in the valuation allowance is attributable to separate company net operating losses which cannot be utilized for state income tax purposes.

      In general, it is the practice and intention of the Company to reinvest the earnings of its non - U.S. subsidiaries in those operations on a permanent basis. Applicable U.S. federal taxes are provided only on amounts actually or deemed to be remitted to the Company as dividends. U.S. income taxes have not been provided on $1,470 and $9,505 of cumulative undistributed earnings of ACUK and London Precision for 1998 and 1999, respectively. U.S. income taxes on such earnings, if ultimately remitted to the U.S., might be recoverable as foreign tax credits.

      The Company has federal net operating loss carryforwards totaling approximately $7,816 at June 30, 1999, which expire in the years 2007 through 2012. The federal net operating loss carryforwards were acquired during the current year and are subject to the ownership change rules defined by section 382 of the Internal Revenue code. As the result of this event, the Company will be limited in its ability to use such net operating loss carry forwards. The amount of taxable income that can be offset by pre-change tax attributes in any annual period is limited to approximately $500.

      The Company has foreign net operating loss carryforwards totaling approximately $48,036 at June 30, 1999, which have no expiration date. The utilization of such net operating loss carryforwards are restricted to the earnings of specific foreign subsidiaries.

10.   FINANCIAL INSTRUMENTS

      The Company's financial instruments include cash, accounts receivable, accounts payable, debt obligations, and derivative financial instruments, including interest rate swap agreements, forward foreign exchange contracts and a foreign currency swap agreement.

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

      A June 30, 1998 and 1999, Company had $65,000 and $88,817,
      respectively, of floating rate debt tied to LIBOR or Prime rates. In April 1998, the Company entered into a $15,000 notional amount interest rate swap agreement under which the Company will pay a fixed rate of 5.92% and receive a LIBOR floating rate (5.67188% and 5.0000% at June 30, 1998 and 1999, respectively). This agreement is a hedge against $15,000 of the $65,000 and $88,817 outstanding on the Company's unsecured revolving credit facility as of June 30, 1998 and 1999, respectively. At June 30, 1998 and 1999, the fair value of this agreement based on a quote received from the counterparty, indicating the amount the Company would pay or receive to terminate the agreement, is a payment of $77 and $67, respectively.

      In September 1998, the Company entered into a $40 million notional amount interest rate swap agreement under which the Company will pay a fixed rate of 5.00% and receive a LIBOR floating rate (5.3275% at June 30, 1999). Under this agreement, the notional amount is amortized at $1,429 per quarter beginning March 31, 1999. At June 30, 1999, this agreement is a hedge against $37,142 of the $88,817 outstanding on the Company's unsecured revolving credit facility. At June 30, 1999, the fair value of this agreement based on a quote received from the counterparty, indicating the amount the Company would pay or receive to terminate the agreement, is a receipt of $965.

      FOREIGN CURRENCY RISK - The Company's British subsidiary, Sheffield, generates significant sales to customers outside of Great Britain whereby Sheffield invoices and receives payment from those customers in their local currencies. This creates foreign currency risk for Sheffield as the value of such currencies in British Pound terms may be higher or lower when such transactions are actually settled. To manage this risk, Sheffield uses forward foreign exchange contracts to hedge receipts and payments of foreign currencies related to sales to its customers and purchases from its vendors outside of Great Britain. When Sheffield accepts an order from a customer that will be invoiced in a currency other than British Pounds (anticipated sales), it enters into a forward foreign exchange contract to sell such currency and receive British Pounds at a fixed rate during some specified future period that is expected to approximate the customer's payment date. Upon shipment of the product to the customer, the sale and receivable are recorded in British Pounds in the amount of the contract. When Sheffield purchases materials or equipment from a vendor that bills it in foreign currency, Sheffield will also enter into a forward foreign exchange contract to sell British Pounds and purchase that foreign currency to settle the payable.

      At June 30, 1998 and 1999, the Company's foreign subsidiaries, primarily Sheffield, have the following net contracts to sell the following currencies and has no significant un-hedged foreign currency exposure related to sales and purchase transactions:

                                            JUNE 30, 1998                               JUNE 30, 1999
                                 ---------------------------------------     ---------------------------------------
                                                         APPROXIMATE                                APPROXIMATE
                                 LOCAL CURRENCY           VALUE(1)             LOCAL CURRENCY         VALUE(1)
                                  (IN THOUSANDS)                             (IN THOUSANDS)
         U.S. Dollars                    28,239          $ 28,222                   25,740           $ 25,060
         Deutsche Marks                  17,754             9,816                   15,975              8,877
         French Francs                   20,792             3,429                   38,225              6,133
         Swiss Francs                        13                 9                      496                320
         Italian Lira                 3,425,686             1,923                3,564,490              1,959
         Canadian Dollars                 4,805             3,270                      560                362
         Dutch Guilder                    3,613             1,772                    1,854                897
         Swedish Krona                   14,009             1,755                    6,018                718
         Spanish Pesata                 224,713             1,464                   72,463                464
         Austrian Schilling              14,628             1,149                    5,204                425
         Japanese Yen                    63,300               453                    9,807                 80
         Danish Krona                     2,556               371                    1,519                216
         Belgian Franc                   66,123             1,773                    8,601                231
         Finish Marka                       340                62                       21                  4
         Irish Punt                         251               349
         Norwegian Kroner                                                            3,609                451
         Euro                                                                          653                712
                                                        ----------                                   ----------

         Total                                           $ 55,817                                     $ 46,909
                                                        ----------                                   ----------
                                                        ----------                                   ----------


        (1) The approximate value is the value of the local currencies translated first into the foreign subsidiaries' functional currency, at the June 30, 1998 and 1999 spot rates, respectively, and then translated to U.S. dollars at the June 30, 1998 and 1999 spot rates.

      The Company also has foreign currency exposure with respect to its net investment in Sheffield. This exposure is to changes in the British Pound and affects the translation of the investment into U.S. Dollars in consolidation. To manage a portion of this exposure, the Company entered into a combined interest rate currency swap ("CIRCUS") in April 1998. The CIRCUS is an amortizing principal swap that fixes the exchange rate on the periodic and final principal cash exchanges and initially requires the payment of interest on 24,002 British Pounds by the Company at a fixed rate of 6.82% and the receipt of interest on 40,000 U.S. Dollars at a floating rate tied to LIBOR rates (5.67% at June 30, 1998). At June 30, 1998, the foreign currency portion of the CIRCUS is an effective hedge of a portion of the net investment in Sheffield, has a carrying value of $7, and is recorded as an adjustment to the cumulative translation adjustment account in other comprehensive income and in other assets. The fair value of the foreign currency portion of the CIRCUS, based on amounts that would be paid or received by the Company to terminate the currency portion of the CIRCUS is a payment of $90 at June 30, 1998. The interest portion of the CIRCUS does not qualify for hedge treatment and therefore is required to be marked-to-market through current earnings as other income or expense. At June 30, 1998, the interest portion of the CIRCUS has a fair value of $55 that is included in other assets and other income and represents the amount the Company would receive on the interest portion if the CIRCUS were terminated.

      In September 1999, the Company terminated the CIRCUS and entered into a separate interest rate swap (described in INTEREST RATE RISK above) and a separate amortizing principal currency swap. The termination of the CIRCUS resulted in a loss of $900 on the interest portion, which was deferred and is being amortized to interest expense over the remaining term of the underlying debt obligation to which it was originally designated.

      This currency swap entered into in September 1998, like the currency portion of the CIRCUS, is an amortizing principal swap that fixes the exchange rate on the periodic and final principal cash exchanges. The currency swap initially requires the payment of interest on 24,002 British Pounds by the Company at a fixed rate of 6.82% and the receipt of interest by the Company on 40,000 U.S. Dollars at a fixed rate of 5.00%. The currency swap is designated as an effective hedge of a portion of the Company's net investment in Sheffield and is recorded as an adjustment to the cumulative translation adjustment account and as a component of other assets. At June 30, 1999, the currency swap has a carrying value of $1,513 and a fair value, based on amounts that would be paid or received by the Company to terminate the swap, of ($188).

      FAIR VALUE OF FINANCIAL INSTRUMENTS - As of June 30, 1998 and 1999, the carrying value of cash and cash equivalents approximates fair value of those instruments due to their liquidity and short-term nature.

      Based on borrowing rates currently available to the Company and the remaining terms, the carrying value of debt obligations as of June 30, 1998 and 1999 approximates fair value.

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

11.   STOCKHOLDERS' EQUITY

      In August 1998, the Company announced that its Board of Directors had authorized a stock repurchase program of up to 1,200,000 shares of the Company's common stock. During the remainder of fiscal 1999, the Company repurchased 586,700 shares under this program for $6,048. The Company accounts for these shares as treasury stock and has recorded them at cost. The Company's Credit Agreement and the Note Purchase Agreement
      (see Note 8) each restrict certain payments by the Company, such as stock repurchases, from exceeding certain limits.

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

                                           SHARES                PRICE RANGE
                                        UNDER OPTION              PER SHARE
         Balance, June 30, 1996            212,200              $12.875-14.750

           Issued                           33,533               15.750-19.125
           Exercised                        (7,600)              13.375-14.500
           Surrendered                      (8,134)              13.375-14.500
                                          ---------

         Balance, June 30, 1997            229,999               12.875-19.125

           Issued                           33,333               15.750-18.625
           Exercised                       (18,060)              12.875-14.500
           Surrendered                     (11,873)              13.375-14.500
                                          ---------

         Balance, June 30, 1998            233,399               12.875-19.125

           Issued                          119,000                8.500-18.000
           Surrendered                     (24,366)               9.875-18.625

         Balance, June 30, 1999            328,033                8.500-19.125
                                          ---------
                                          ---------

         Exercisable
           June 30, 1999                   191,633               12.875-19.125
                                          ---------
                                          ---------


      At June 30, 1999, options to purchase 346,307 shares were authorized but not granted.

      The weighted average exercise price of options outstanding under the Incentive Plan at June 30, 1997, 1998 and 1999 is $14.124, $14.536, and
      $13.227, respectively. The weighted average remaining life of options outstanding under the Incentive Plan at June 30, 1997, 1998 and 1999 is
      7.5 years, 7.0 years, and 7.1 years, respectively.

      The 1993 Atchison Casting Corporation Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors on August 10, 1993 and approved by the Company's stockholders on September 27, 1993. An aggregate of 400,000 shares of common stock were initially made available for purchase by employees upon the exercise of options under the Purchase Plan. On the first day of every option period (option periods are three-month periods beginning on January 1, April 1, July 1 or October 1 and ending on the next March 31, June 30, September 30 or December 31, respectively), each eligible employee is granted a nontransferable option to purchase common stock from the Company on the last day of the option period. As of the last day of an option period, employee contributions (authorized payroll deductions) during such option period will be used to purchase full and partial shares of common stock. The price for stock purchased under each option is 90% of the stock's fair market value on the first day or the last day of the option period, whichever is lower. During the years ended June 30, 1997, 1998 and 1999, 11,179, 15,793 and 33,033 common shares, respectively, were purchased by employees under the Purchase Plan. At June 30, 1999, 290,040 shares remained available for grant.

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

                                                  SHARES                PRICE
                                               UNDER OPTION           PER SHARE
         Balance, June 30, 1996                   40,000               $ 13.375
                                                 --------
                                                 --------

         Balance, June 30, 1997                   40,000                 13.375
                                                 --------
                                                 --------

         Balance, June 30, 1998                   40,000                 13.375
                                                 --------
                                                 --------

           Exercised                             (10,000)                13.375
                                                 --------
                                                 --------
           Issued                                 10,000                 19.125
                                                 --------
                                                 --------

         Balance, June 30, 1999                   40,000              13.375-19.125
                                                 --------
                                                 --------


      At June 30, 1999, options to purchase 40,000 shares were authorized but not granted.

      The weighted average exercise price of options outstanding under the Director Option Plan at June 30, 1997, 1998 and 1999 is $13.375, $14.813,
      and $14.813, respectively. The weighted average remaining life of options outstanding under the Director Option Plan at June 30, 1997, 1998 and 1999 is 6.8 years, 6.6 years, and 5.6 years, respectively.

      The Company applies APB No. 25 in accounting for its stock option plans, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the stock option plans been determined in accordance with the fair value accounting method prescribed under SFAS No. 123, the Company's net earnings per share on a pro forma basis would have been as follows:

                                           1997           1998           1999
         Net income:
           As reported                  $ 9,728        $ 12,765       $ 9,806
           Pro forma                      9,353          12,578         9,630
         Net income per share:
           As reported:
             Basic                         1.68            1.56          1.26
             Diluted                       1.67            1.55          1.26
           Pro forma:
             Basic                         1.61            1.54          1.24
             Diluted                       1.60            1.53          1.24


      The SFAS No. 123 fair value method of accounting is not required to be applied to options granted prior to July 1, 1995, therefore, the pro forma compensation cost may not be representative of that to be expected in future years. Compensation cost for 1999 includes options granted during the three-year period ended June 30, 1999.

      For the purpose of computing the pro forma effects of stock option grants under the fair value accounting method, the fair value of each stock option grant was estimated on the date of the grant using the Binomial Method pricing model. The weighted-average fair value of stock options granted during 1997, 1998 and 1999 was $10.40, $10.07 and $6.87 per share, respectively. The following weighted average assumptions were used for grants during the years ended June 30, 1997, 1998 and 1999:

                                         1997            1998           1999
         Risk-free interest rate         6.3%            5.2%           5.3%
         Expected life                 10 years        10 years       10 years
         Expected volatility              37%             36%           36%
         Dividend yield                   Nil             Nil           Nil

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

      The Company was required to adopt SFAS No. 128 effective for the year ended June 30, 1998. EPS for the prior periods have been restated according to the new standard. Following is a reconciliation of basic and diluted EPS for the years ended June 30, 1997, 1998 and 1999, respectively.

                                           1997                           1998                          1999
                               ----------------------------- -----------------------------  -----------------------------
                                        Weighted  Earnings            Weighted  Earnings             Weighted  Earnings
                                 Net    Average      Per       Net     Average     Per        Net    Average      Per
                               Income    Shares     Share     Income   Shares     Share     Income    Shares     Share

         Basic EPS             $ 9,728  5,796,281  $ 1.68  $ 12,765   8,167,285     $ 1.56   $ 9,806   7,790,781    $ 1.26

         Effect of dilutive
           securities - stock options      34,414   (0.01)               51,401      (0.01)
                               -------  ---------  ------  --------   ---------    --------  -------   ---------    ------

         Diluted EPS           $ 9,728  5,830,695  $ 1.67  $ 12,765   8,218,686    $  1.55   $ 9,806   7,790,781    $ 1.26
                               -------  ---------  ------  --------   ---------    --------  -------   ---------    ------
                               -------  ---------  ------  --------   ---------    --------  -------   ---------    ------


13.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Quarterly financial information for the periods ended June 30, 1999 and 1998 are as follows:

                                                        YEAR ENDED JUNE 30, 1999
                                         -----------------------------------------------------------
                                             FIRST         SECOND       THIRD (1)      FOURTH (2)
                                         -------------- -------------  -------------  --------------
         Net sales                           $ 116,576     $ 122,955      $ 119,533       $ 116,495
         Gross profit                           13,921        18,747         17,535          17,569
         Operating income                        2,701         6,810          4,590          11,195
         Net income                                337         2,708          1,265           5,496
         Earnings per common share:
           Basic                                  0.04          0.35           0.17            0.72
           Diluted                                0.04          0.35           0.17            0.72


                                                         YEAR ENDED JUNE 30, 1998
                                         -----------------------------------------------------------
                                             FIRST         SECOND         THIRD          FOURTH
                                         -------------- -------------  -------------  --------------
         Net sales                            $ 68,796      $ 84,435       $ 91,623       $ 128,914
         Gross profit                            9,212        12,663         14,120          19,493
         Operating income                        3,688         5,176          7,638           9,338
         Net income                              1,825         2,390          3,913           4,637
         Earnings per common share:
           Basic                                  0.22          0.29           0.48            0.57
           Diluted                                0.22          0.29           0.48            0.56


     (1) The third quarter contains a $750 charge recorded in connection with an industrial accident that occurred on February 25, 1999 at the Company's subsidiary, Jahn Foundry, which decreased net income by $450 or $0.06 per share (see Note 21).

     (2) The fourth quarter contains a $3,500 revision to the flood damage reconstruction reserve which increased net income by $2,086 or $0.27 per share. The flood damage reconstruction reserve relates to the July 1993 Missouri River Flood (see Note 20).

      The aggregate total of the individual quarterly amounts may not equal the amount reported for the fiscal year due to rounding.

14.   PENSION PLANS

      The Company sponsors separate defined benefit pension plans for certain of its salaried and hourly employees. Employees are eligible to participate on the date of employment with vesting after five years of service. Benefits for hourly employees are determined based on years of credited service and employee earnings.

      Pension expense for the defined benefit plans is presented below:

                                             1997          1998           1999
         Service costs                      $  929        $ 1,018        $  7,734
         Interest costs                      2,389          2,851          14,980
         Actual return on net assets        (3,308)        (8,263)        (15,272)
         Net deferral items                    810          5,141          (3,012)
                                            -------       --------       ---------

                                            $  820        $   747        $  4,430
                                            -------       --------       ---------
                                            -------       --------       ---------


      The pension plans' assets (primarily U.S. Government securities, common stock and corporate bonds) are deposited with a bank. A comparison of the projected benefit obligation and plan assets at fair value as of June 30, 1998 and 1999 is presented below.

                                                                 1998                                1999
                                               ---------------------------------   -----------------------------------
                                                    Assets         Accumulated          Assets           Accumulated
                                                    Exceed           Benefits           Exceed            Benefits
                                                  Accumulated         Exceed          Accumulated          Exceed
                                                   Benefits           Assets            Benefit            Assets
Change in Projected beneft obligation

Projected benefit obligation at                   $ (31,151)       $ (6,489)          $ (217,524)           $(24,379)
  beginning of year
Service Cost                                           (761)           (257)              (7,066)               (668)
Interest Cost                                        (2,345)           (506)             (13,334)             (1,646)
Actuarial (loss) gain                                (4,592)           (517)                 583                (107)
Plan Amendments                                                                             (305)               (673)
Foreign currency exchange rate changes                   21             145               11,101                  38
New acquisitions                                   (197,823)           (336)
Benefits paid                                         2,430             278               10,250               2,217
                                                   ---------         ---------           ---------          ---------

Projected benefit obligation at end
  of year                                          (234,221)         (7,682)            (216,295)            (25,218)
                                                   ---------         ---------           ---------          ---------

CHANGE IN PLAN ASSETS

Fair value of plan assets at beginning               30,578           5,783              228,851              19,910
  of year
Actual return on plan assets                          7,517             746               15,803                (531)
New acquisitions                                    205,501
Employer contribution                                 1,677             189                3,698                 599
Foreign currency exchange rate changes                  (53)           (190)             (11,644)                (37)
Benefits paid                                        (2,430)           (278)             (10,250)             (2,217)
Settlments                                             (280)
                                                   ---------         ---------           ---------          ---------
Fair value of plan assets at end of year            242,510           6,250              226,458              17,724

Projected benefit obligation in excess                8,289          (1,432)              10,163              (7,494)
  of plan assets
Unrecognized prior service costs                        105              74                  422                 699
Unrecognized net obligation                             196            (190)                 102                (113)
Unrecognized net (gain)/loss                           (809)            397               (1,570)              3,355
Additional liability                                                   (407)                                    (828)
                                                   ---------         ---------           ---------          ---------

Accrued Pension Asset (Liability)                   $ 7,781         $ (1,558)            $ 9,117            $ (4,381)
                                                   ---------         ---------           ---------          ---------
                                                   ---------         ---------           ---------          ---------

THE ACTUARIAL VALUATION WAS PREPARED
  ASSUMING:
  Discount rate                                        6.75 %                               7.00 %
  Expected long-term rate of return
    on plan assets                                     9.00 %                               9.00 %
  Salary increases per year                            5.00 %                               5.00 %


      In accordance with SFAS No. 87, the Company has recorded an additional minimum pension liability for underfunded plans of $407 and $828 at June 30, 1998 and 1999, respectively, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. A corresponding amount is recognized as an intangible asset except to the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligation, in which case the increase in liabilities is charges directly to stockholders' equity.

      In addition, the Company sponsors a defined contribution 401(k) benefit plan covering certain of its salaried employees who have attained age 21 and have completed one year of service. The Company matches 75% of employee contributions up to 8% of an employee's salary. Employees vest in the Company matching contributions after five years. The cost of the Company's contribution was $452, $535 and $519 for the years ended June 30, 1997, 1998 and 1999, respectively.

      The Company's subsidiaries, Prospect Foundry, LA Die Casting and Jahn Foundry contributed $274, $345 and $302 for the fiscal years ended June 30, 1997, 1998 and 1999, respectively, to multiemployer pension plans for employees covered by a collective bargaining agreement. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Information with respect to the Company's proportionate share of the excess of the actuarially computed value of vested benefits over the total of the pension plans' net assets is not available from the plans' administrators. The Multiemployer Pension Plan Amendments Act of 1980 (the "Act") significantly increased the pension responsibilities of participating employers. Under the provisions of the Act, if the plans terminate or the Company withdraws, the Company may be subject to a substantial "withdrawal liability". As of the date of the most current unaudited information submitted by the plan's administrators
      (December 31, 1998), no withdrawal liabilities exist.

      The Company also has various other profit sharing plans. Costs of such plans charged against earnings were $553, $913 and $1,234 for the years ended June 30, 1997, 1998 and 1999, respectively.

15.   POSTRETIREMENT OBLIGATION OTHER THAN PENSION

      The Company provides certain health care and life insurance benefits to certain of its retired employees. SFAS No. 106, "EMPLOYER'S ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS," requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company funds these benefits on a pay-as-you-go basis. The accumulated postretirement benefit obligation and fair value of plan assets as of June 30, 1998 and 1999 is as follows:

                                                                     1998          1999
         CHANGE IN ACCUMULATED POSTRETIREMENT BENEFIT
           OBLIGATION

         Accumulated postretirement benefit obligation
         at beginning of year                                      $ 7,686       $ 9,643
         Service cost                                                  386           480
         Interest cost                                                 599           643
         Actuarial (gain) loss                                       1,426          (455)
         Benefits paid                                                (454)         (447)
                                                                  ---------      --------

         Accumulated postretirement benefit obligation
         at end of year                                              9,643         9,864
                                                                  ---------      --------

         Fair value of plan assets at end of year
                                                                  ---------      --------
         Accumulated postretirement benefit obligation
         in excess of plan assets                                    9,643         9,864
         Unrecognized net loss                                      (2,894)       (2,301)
         Unrecognized prior service cost                               847           715
                                                                  ---------      --------

         Accrued Pension Asset (Liability)                         $ 7,596       $ 8,278
                                                                  ---------      --------
                                                                  ---------      --------


      Net postretirement benefit cost for the years ended June 30, 1997, 1998 and 1999 consisted of the following components:


                                                                 1997        1998          1999
         Service cost - benefits earned during the year         $ 289       $ 386        $   480
         Interest cost on accumulated benefit obligation          429         599            643
         Amortization of prior service cost                      (132)       (132)          (132)
         Amortization of loss                                      63          69            138
                                                                ------      ------       --------

                                                                $ 649       $ 922        $ 1,129
                                                                ------      ------       --------
                                                                ------      ------       --------


      The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for pre-age 65 benefits as of June 30, 1999 was 8.4% decreasing each successive year until it reaches 5.5% in 2019, after which it remains constant. The assumed rate used for post-age 65 benefits was 8.4% decreasing each successive year until it reaches 5.5% in 2019. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of June 30, 1999 by approximately $1,497 (15.2%) and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year then ended by approximately $200 (17.8%). A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of June 30, 1999 by approximately $1,206 (12.2%) and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year then ended by approximately $159 (14.2%). The assumed discount rate used in determining the accumulated postretirement obligation as of June 30, 1997, 1998 and 1999 was 7.75%, 6.75% and 7.5%, respectively, and the assumed discount rate used in determining the service cost and interest cost for the years ended June 30, 1997, 1998 and 1999 was 7.5%, 7.75% and 7.5%, respectively.

16.   OPERATING LEASES

      The Company leases certain buildings, equipment, automobiles and trucks, all accounted for as operating leases, on an as needed basis to fulfill general purposes. Total rental expense was $657, $1,006 and $1,675 for the years ended June 30, 1997, 1998 and 1999, respectively. Long-term, noncancelable operating leases having an initial or remaining term in excess of one year require minimum rental payments as follows:

         2000                               $ 2,365
         2001                                 2,125
         2002                                 1,910
         2003                                 1,711
         2004                                 1,570


17.   MAJOR CUSTOMERS

      Net sales to and customer accounts receivable from major customers are as follows:



                                        AMOUNT OF NET SALES
                                   -------------------------------------------
                                         1997             1998          1999
                                    ---------         --------       --------
         Customer A                  $ 30,232         $ 27,713       $ 25,219
         Customer B                    12,165           39,999         53,276
                                    ---------        ---------       --------

                                     $ 42,397         $ 67,712       $ 78,495
                                    ---------        ---------       --------
                                    ---------        ---------       --------

                                               CUSTOMER
                                               ACCOUNTS
                                              RECEIVABLE
                                   -------------------------------

                                        1998             1999
         Customer A                 $  4,283         $  2,912
         Customer B                    7,249            7,189
                                    ---------        ---------

                                    $ 11,532         $ 10,101
                                    ---------        ---------
                                    ---------        ---------


18.   SEGMENT AND GEOGRAPHIC INFORMATION

      Due to the nature of the Company's products and services, its production processes, the type or class of customer for its products and services, and the methods used to distribute products and provide services, the Company is considered to have a single operating segment for reporting purposes.

      The Company operates in four countries, the United States, Great Britain, Canada and France. Revenues from external customers derived from operations in each of these countries for the years ended June 30, 1999, 1998 and 1997 are as follows:


                      UNITED            GREAT
                      STATES           BRITAIN          CANADA         FRANCE           TOTAL
         1999       $ 293,691        $ 132,154        $ 45,178       $ 4,536         $ 475,559
         1998         310,235           37,607          25,926                         373,768
         1997         219,239                           26,530                         245,769


      Long-lived assets located in each of these countries as of June 30, 1999 and 1998 are as follows:

                      UNITED           GREAT
                      STATES          BRITAIN         CANADA        FRANCE         TOTAL
         1999       $ 143,668        $ 29,045       $ 22,952        $ 181        $ 195,846
         1998         142,807          24,460          5,367                       172,634


19.   ADDITIONAL CASH FLOWS INFORMATION

                                                                          1997          1998           1999
         Cash paid during the year for:
           Interest                                                     $ 3,346       $ 3,915        $ 8,235
           Income taxes                                                   4,269         7,731          5,751
         Supplemental schedule of noncash investing and financing
           activities:
           Minimum pension liability adjustment, net of income
             tax expense of $187, $0 and $0, respectively,
             recorded to stockholders' equity                              (293)
           Recording of other asset related to pension liability           (209)          365            421
           Recording of additional pension liability                        689          (365)          (421)
           Unexpended bond funds                                           (679)         (519)


20.   FLOOD RESERVE

      In 1996, the Company received an insurance settlement for losses incurred as a result of the July 1993 Missouri River flood. At that time the Company used a portion of the insurance proceeds to establish a reserve to be used for future repairs due to flood damage. Since that time the Company has been charging the reserve balance for costs incurred resulting from those repairs.

      During 1999, management updated its analysis of the required repairs by performing its periodic reevaluation of the effects of the flood based on current information. As a result, management committed to a revised repair plan, which included several remaining projects. These projects and their final estimated costs to complete represent the remaining flood reserve balance that is necessary. The amount of the reserve balance, over and above the estimated costs of such identified projects, was considered to be excess and was reversed. Such excess amounted to $3,500 and was included as a reduction of selling, general and administrative expense in the fourth quarter of 1999. Any future repairs outside the scope of the projects identified, if any, will be charged to repairs and maintenance as incurred. As of June 30, 1998 and 1999, the Company has $5,932 and $1,197 recorded, respectively, as reserves for future flood repairs, which have been classified as accrued expenses.

21.   CONTINGENCIES

      An accident, involving an explosion and fire, occurred on February 25, 1999 at Jahn Foundry located in Springfield, Massachusetts. Nine employees were injured and there have been three fatalities. The damage was confined to the shell molding area and the boiler room. Other areas of the foundry are operational. Molds are currently being produced at other foundries until repairs are made.

      Although no lawsuits have been filed, a number of attorneys representing the injured and deceased employees have contacted Jahn Foundry regarding possible litigation. The Company carries insurance for property and casualty damages, business interruption, general liability and worker's compensation for itself and its subsidiaries. The Company, its property insurance carrier and its insurance broker dispute the amount of property insurance coverage for property damages suffered in this accident. If this dispute cannot be resolved amicably, the Company would vigorously pursue its remedies against both parties. The Company recorded a charge of $450 ($750 before tax) during the third quarter of fiscal 1999, primarily reflecting the deductibles under the Company's various insurance policies. At this time there can be no assurance that the Company's ultimate costs and expenses resulting from the accident will not exceed available insurance coverage by an amount which could be material to its financial condition, results of operations, or cash flows.

      Following the accident, the Occupational Safety and Health Administration ("OSHA") conducted an investigation of the accident. On August 24, 1999, OSHA issued a citation describing violations of the Occupational Safety and Health Act of 1970, which primarily related to housekeeping, maintenance and other specific, miscellaneous items. Neither of the two violations, specifically addressing conditions related to the explosion and fire, were classified as serious or willful. Without admitting any wrongdoing Jahn Foundry entered into a settlement with OSHA that addresses the alleged work place safety issues and agreed to pay $149 in fines.

      The Company is a defendant in various matters and is exposed to claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material effect on the Company's financial position, results of operations, or cash flows.

                                       ******

                                  EXHIBIT INDEX



Exhibit
-------
 3.1         Articles of Incorporation of Atchison Casting Corporation, a Kansas
             corporation (incorporated by reference to Exhibit 4.1 of the
             Company's Quarterly Report on Form 10-Q for the quarter ended
             December 31, 1994)

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

4.1(c) First Amendment to Amended and Restated Credit Agreement dated as of October 7, 1998, among the Company, the Banks party thereto and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

4.1(d) Second Amendment to the Amended and Restated Credit Agreement dated as of April 23, 1999, among the Company, the Banks party thereto, and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4 of the Company's Quarterly Report on Form
             10-Q for the quarter ended March 31, 1999)

4.1(e) Third Amendment to the Amended and Restated Credit Agreement dated as of August 20, 1999, among the Company, the Banks party thereto, and Harris Trust and Savings Bank, as Agent

4.2(a)       Note Purchase Agreement dated as of July 29, 1994 between the
             Company and Teachers Insurance and Annuity Association of America pursuant to which the Company's 8.44% Senior Notes due 2004 were issued (incorporated by reference to Exhibit 4.3 of the Company's
             Annual Report on Form 10-K for the year ended June 30, 1994)

4.2(b)       First Amendment dated as of March 8, 1996 to the Note Purchase
             Agreement dated July 29, 1994, between the Company and Teachers
             Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form
             8-K dated March 25, 1996)


                                  EXHIBIT INDEX


Exhibit
-------
 4.2(c)      Second Amendment dated as of May 24, 1996 to the Note Purchase
             Agreement dated July 29, 1994, between the Company and Teachers
             Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.2(c) of the Company's Annual Report on Form
             10-K for the fiscal year ended June 30, 1996)

4.2(d)       Third Amendment dated as of April 3, 1998 to the Note Purchase
             Agreement dated July 29, 1994 between the Company and Teachers
             Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.2 of Form 8-K filed April 16, 1998)

4.2(e)       Waiver dated as of October 12, 1998 to the Note Purchase
             Agreement dated July 29, 1994 between the Company and Teachers
             Insurance and Annuity Association of America (incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

4.3          Specimen stock certificate (incorporated by reference to Exhibit
             4.3 of Amendment No. 2 to Form S-2 Registration Statement No.
             333-25157 filed May 19, 1997)

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

10.1(c)*     Amendment No.2 dated as of September 10, 1998 to Employment
             Agreement between the Company and Hugh H. Aiken (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form
             10-Q for the quarter ended September 30, 1998)

10.2* Atchison Casting 1993 Incentive Stock Plan (incorporated by reference to Exhibit 10.7 of Form S-1 Registration Statement No.
             33-67774 filed August 23, 1993)

10.3 Confidentiality and Noncompetition Agreements by and among the Company and executive officers of the Company (incorporated by reference to Exhibit 10.8 of Form S- 1 Registration Statement No.
             33-67774 filed August 23, 1993)

10.4* Atchison Casting Non-Employee Director Option Plan (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form
             10-K for the year ended June 30, 1994)


                                  EXHIBIT INDEX


Exhibit
-------
10.5*        Plan for conversion of subsidiary stock to Atchison Casting
             Corporation stock (incorporated by reference to Exhibit 10.3 of the
             Company's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1994)

10.6 The Share Exchange Agreement dated April 6, 1998 in respect of the ordinary shares of Sheffield by and among David Fletcher and others, ACUK and the Company (incorporated by reference to Exhibit
             10.1 of Form 8-K filed April 16, 1998)

10.7(a)*     Service Agreement between Sheffield and David Fletcher dated
             November 1, 1988 (incorporated by reference to Exhibit 10.10(a) of the Company's Annual Report on Form 10-K for the year ended June
             30, 1998)

10.7(b)*     Novation Agreement between Sheffield and David Fletcher dated May
             2, 1996. (incorporated by reference to Exhibit 10.10(b) of the
             Company's Annual Report on Form 10-K for the year ended June 30,
             1998)

10.7(c)*     Letter Agreement between Sheffield and David Fletcher dated May 2,
             1996. (incorporated by reference to Exhibit 10.10(c) of the
             Company's Annual Report on Form 10-K for the year ended June 30,
             1998)

21.1         Subsidiaries of the Company

23.1         Consent of Deloitte & Touche LLP

27.1         Financial Data Schedule -  Fiscal year ended FY 1999

*  Represents a management contract or a compensatory plan or arrangement.