Form 10-Q
period 1999-09-30
ATCHISON CASTING CORP
filed 1999-11-12
CIK 911115

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[   ]      TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                            -------------------------

Commission File Number 1-12541

                          Atchison Casting Corporation
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Kansas                                       48-1156578
---------------------------------       --------------------------------------
(State of other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

  400 South Fourth Street, Atchison, Kansas                    66002
---------------------------------------------              --------------
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
                                               --  --

There were 7,644,180 shares of common stock, $.01 par value per share, outstanding on November 11, 1999

                                     PART I


ITEM 1.  Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)


                                                             September 30,            June 30,
                                                                 1999                   1999
                                                            ----------------       ---------------
                                                              (Unaudited)
                                    ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                   $     2,821            $     4,222
    Customer accounts receivable, net of allowance for               82,729                 83,235
      doubtful accounts of $585 and $591, respectively
    Inventories                                                      65,851                 68,777
    Deferred income taxes                                             2,197                  1,988
    Other current assets                                             23,226                 18,829
                                                            ----------------       ----------------
             Total current assets                                   176,824                177,051

PROPERTY, PLANT AND EQUIPMENT, Net                                  151,319                150,056

INTANGIBLE ASSETS, Net                                               32,449                 32,846

DEFERRED FINANCING COSTS, Net                                           608                    660

OTHER ASSETS                                                         12,680                 15,153
                                                            ----------------       ----------------
TOTAL                                                           $   373,880            $   375,766
                                                            ================       ================


                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                                 (In Thousands)


                                                                          September 30,            June 30,
                                                                              1999                   1999
                                                                         ----------------      ----------------
                                                                           (Unaudited)
                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                         $    39,665           $    39,452
    Accrued expenses                                                              41,363                43,130
    Current maturities of long-term obligations                                    8,838                 8,833

                                                                         ----------------      ----------------
           Total current liabilities                                              89,866                91,415

LONG-TERM OBLIGATIONS                                                            106,313               104,607

DEFERRED INCOME TAXES                                                             17,435                17,334

OTHER LONG-TERM OBLIGATIONS                                                        2,698                 3,969

EXCESS OF FAIR VALUE OF ACQUIRED NET ASSETS                                        6,646                 6,889
     OVER COST, Net of accumulated amortization of $2,333
     and $1,776, respectively

POSTRETIREMENT OBLIGATION OTHER THAN PENSION                                       8,431                 8,278

MINORITY INTEREST IN SUBSIDIARIES                                                  1,874                 4,205
                                                                         ----------------      ----------------
           Total liabilities                                                     233,263               236,697

STOCKHOLDERS' EQUITY:

     Preferred stock, $.01 par value, 2,000,000                                        -                     -
       authorized shares; no shares issued and outstanding

     Common stock, $.01 par value, 19,300,000                                         83                    83
       authorized shares; 8,266,882 and 8,259,603
       shares issued and outstanding, respectively

     Class A common stock (non-voting), $.01 par value,
       700,000 authorized shares; no shares issued and
       outstanding                                                                     -                     -

     Additional paid-in capital                                                   81,276                81,216

     Retained earnings                                                            65,623                65,011

     Accumulated foreign currency translation adjustment                            (317)               (1,193)
                                                                         ----------------      ----------------
                                                                                 146,665               145,117
     Less shares held in treasury:
       Common stock, 622,702 and 622,702 shares, respectively, at cost            (6,048)               (6,048)

                                                                         ----------------      ----------------
           Total stockholders' equity                                            140,617               139,069
                                                                         ----------------      ----------------
TOTAL                                                                        $   373,880           $   375,766
                                                                         ================      ================


                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)


                                                 Three Months Ended
                                                    September 30,
                                      ------------------------------------------
                                           1999                       1998
                                      ----------------          ----------------
NET SALES                                   $ 109,693                 $ 116,576

COST OF GOODS SOLD                             96,980                   102,655

                                      ----------------          ----------------
GROSS PROFIT                                   12,713                    13,921

OPERATING EXPENSES:

  Selling, general and administrative           9,768                    10,963

  Amortization of intangibles                    (157)                      257

                                      ----------------          ----------------
     Total operating expenses                   9,611                    11,220

                                      ----------------          ----------------
OPERATING INCOME                                3,102                     2,701

INTEREST EXPENSE                                2,234                     1,972

MINORITY INTEREST IN NET LOSS                      (9)                       (8)
  OF SUBSIDIARIES
                                      ----------------          ----------------
INCOME BEFORE INCOME TAXES                        877                       737

INCOME TAXES                                      265                       400

                                      ----------------          ----------------
NET INCOME                                 $      612                 $     337
                                      ================          ================

NET INCOME PER COMMON AND
  EQUIVALENT SHARE:
    BASIC                                       $0.08                     $0.04
                                      ================          ================

    DILUTED                                     $0.08                     $0.04
                                      ================          ================

WEIGHTED AVERAGE NUMBER OF
  COMMON AND EQUIVALENT
  SHARES OUTSTANDING:
    BASIC                                   7,636,981                 8,139,140
                                      ================          ================

    DILUTED                                 7,640,719                 8,151,523
                                      ================          ================


                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)


                                                           Three Months Ended
                                                              September 30,
                                                 ---------------------------------------
                                                      1999                   1998
                                                 ----------------       ----------------
NET INCOME                                               $   612                 $  337

OTHER COMPREHENSIVE INCOME, BEFORE TAX:

  Foreign currency translation adjustments                   876                    (33)

                                                 ----------------       ----------------
OTHER COMPREHENSIVE INCOME, BEFORE TAX                   $ 1,488                 $  304

INCOME TAX EXPENSE (BENEFIT) RELATED TO
   ITEMS OF OTHER COMPREHENSIVE INCOME                         -                      -

                                                 ----------------       ----------------
OTHER COMPREHENSIVE INCOME, NET OF TAX                   $ 1,488                 $  304
                                                 ================       ================


                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In Thousands)


                                                                                                  Three Months Ended
                                                                                                     September 30,
                                                                                       ----------------------------------------
                                                                                            1999                    1998
                                                                                       ----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                                   $612                    $337

     Adjustments to reconcile net income to net cash from operating activities:
                  Depreciation and amortization                                                  3,359                   3,212
                  Minority interest in net loss of subsidiaries                                     (8)                    (12)
                  (Gain) loss on disposal of capital assets                                         50                     (44)
                  Deferred income taxes                                                            133                      45
                  Changes in assets and liabilities (exclusive of effects of acquired companies):
                    Receivables                                                                  1,869                    (194)
                    Inventories                                                                  4,055                    (595)
                    Other current assets                                                        (4,130)                    552
                    Accounts payable                                                              (597)                 (1,319)
                    Accrued expenses                                                            (2,650)                 (2,374)
                    Postretirement obligation other
                      than pension                                                                 153                     160
                    Other                                                                          127                    (734)

                                                                                       ----------------        ----------------
                                  Cash provided by (used in) operating activities                2,973                    (966)
                                                                                       ----------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                                       (3,904)                 (6,896)
     Payment for purchase of net assets of subsidiaries,
           net of cash acquired                                                                      -                 (13,009)
     Proceeds from sale of capital assets                                                           26                     551
     Payment for investments in unconsolidated subsidiaries                                          -                    (150)

                                                                                       ----------------        ----------------
                                  Cash used in investing activities                             (3,878)                (19,504)
                                                                                       ----------------        ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock, net of costs                                           60                      58
     Payment for repurchase of common stock                                                          -                  (2,929)
     Payment for purchase of stock in subsidiaries                                              (2,408)                   (358)
     Payments on long-term obligations                                                          (4,349)                 (2,918)
     Net borrowings under revolving loan note                                                    6,060                  26,000

                                                                                       ----------------        ----------------
                                  Cash provided by (used in) financing activities                 (637)                 19,853

EFFECT OF EXCHANGE RATE ON CASH                                                                    141                      80

                                                                                       ----------------        ----------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      ($1,401)                  ($537)

CASH AND CASH EQUIVALENTS, Beginning of period                                                   4,222                   9,336

                                                                                       ----------------        ----------------
CASH AND CASH EQUIVALENTS, End of period                                                        $2,821                  $8,799
                                                                                       ================        ================


                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Accounting Policies and Basis of Presentation

         The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended June 30, 1999, as included in the Company's 1999 Annual Report to Stockholders.

         The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

         Certain September 30, 1998 amounts have been reclassified to conform with September 30, 1999 classifications.

2.       Inventories

                                                           As of
                                              --------------------------------
                                               Sept. 30,              June 30,
                                                 1999                   1999
                                              ----------             ---------
                                                          (Thousands)
     Raw materials                             $ 9,362                $ 10,414
     Work-in-process                            41,824                  41,431
     Finished goods                             10,554                  12,736
     Deferred supplies                           4,111                   4,196
                                              ----------             ---------
                                              $ 65,851                $ 68,777
                                              ----------             ---------
                                              ----------             ---------


3.       Income Taxes

         The provision for income taxes consisted of:


                                                    Three Months Ended
                                                        Sept. 30,
                                                  1999                 1998
                                                --------             --------
                                                       (Thousands)
     Current:
          Domestic                              $ (236)                $ 132
          Foreign                                  368                   223
                                                --------             --------
                                                $  132                 $ 355

     Deferred:
          Domestic                              $ (127)                $  10
          Foreign                                  260                    35
                                                --------             --------
                                                $  133                 $  45
                                                --------             --------
     Total                                      $  265                 $ 400
                                                --------             --------
                                                --------             --------


4.       Additional Cash Flow Information



                                                     Three Months Ended
                                                          Sept. 30,
                                                  1999                 1998
                                                --------             --------
                                                          (Thousands)

     Cash paid during the period for:
          Interest                              $ 2,480              $ 2,417
                                                --------             --------
                                                --------             --------
          Income Taxes                          $   869              $ 2,292
                                                --------             --------
                                                --------             --------


5.       Earnings Per Share

         Following is a reconciliation of basic and diluted EPS for the three-month period ended September 30, 1999 and 1998, respectively.

         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999


                                                                            Weighted
                                                                             Average            Earnings
                                                       Net Income            Shares             Per Share
                                                       ----------           ---------           ---------
Basic EPS
  Income available to
    common stockholders                               $ 612,000             7,636,981             $ 0.08
Effect of Dilutive Securities
  Options                                                                       3,738
                                                      -----------           ---------          ----------
Diluted EPS                                           $ 612,000             7,640,719             $ 0.08
                                                      -----------           ---------          ----------
                                                      -----------           ---------          ----------


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998


                                                                             Weighted
                                                                             Average            Earnings
                                                       Net Income             Shares            Per Share
                                                      ------------          ------------       -----------
Basic EPS
  Income available to
    common stockholders                                 $ 337,000             8,139,140            $ 0.04
Effect of Dilutive Securities
  Options                                                                        12,383
                                                      ------------          ------------        -----------
Diluted EPS                                             $ 337,000             8,151,523            $ 0.04
                                                      ------------          ------------        -----------
                                                      ------------          ------------        -----------


6.       Jahn Foundry Corp. Industrial Accident

         An accident, involving an explosion and fire, occurred on February 25, 1999, at Jahn Foundry Corp. ("Jahn"), a wholly-owned subsidiary of the Company located in Springfield, Massachusetts. Nine employees were injured and there have been three fatalities. The damage was confined to the shell molding area and boiler room. The other areas of the foundry are operational. Molds are currently being produced at other foundries as well as Jahn while the repairs are made.

         Although no lawsuits have been filed, a number of attorneys representing the injured and deceased employees have contacted Jahn regarding possible litigation. The Company carries insurance for property and casualty damages, business interruption, general liability and workers' compensation for itself and its subsidiaries. The Company, its property insurance carrier and its insurance broker dispute the amount of property insurance available for property damages suffered in this accident. If this dispute cannot be resolved amicably, the

         Company would vigorously pursue its remedies against both parties.
         The Company recorded a charge of $450,000 ($750,000 before tax) during the third quarter of fiscal 1999, primarily reflecting the deductibles under the Company's various insurance policies. At this time there can be no assurance that the Company's ultimate costs and expenses resulting from the accident will not exceed available insurance coverage by an amount which could be material to its financial condition or results of operations.

         Following the accident, the Occupational Safety and Health Administration ("OSHA") conducted an investigation of the accident. On August 24, 1999, OSHA issued a citation describing violations of the Occupational Safety and Health Act of 1970, which primarily related to housekeeping, maintenance and other specific, miscellaneous items. Neither of the two violations specifically addressing conditions related to the explosion and fire were classified as serious or willful. Without admitting any wrongdoing, Jahn entered into a settlement with OSHA that addresses the alleged work place safety issues and agreed to pay $148,500 in fines, which is included in SG&A for the three months ended September 30, 1999.

7.       Third Amendment to the Credit Agreement

         On August 20, 1999, the Company and its lenders entered into the Third Amendment to the Amended and Restated Credit Agreement (the "Credit Agreement"). This amendment provides that the Company's subsidiary, Fonderie d'Autun ("Autun"), is not subject to the provisions governing subsidiary indebtedness. It further provides that the Company and its subsidiaries may not make any investment in Autun and the Company must exclude Autun's results in the calculation of various financial covenants.

8.       Fourth Amendment to the Note Purchase Agreement

         On October 20, 1999, the Company and the insurance company holding the Company's $20 million aggregate principal amount of unsecured, senior notes entered into the Fourth Amendment to the Note Purchase Agreement. This amendment provides that the Company's subsidiary, Autun, is not subject to the provisions governing subsidiary indebtedness. It further provides that the Company and its subsidiaries may not make any investment in Autun and the Company must exclude Autun's results in the calculation of various financial covenants.

9.       Fourth Amendment to the Credit Agreement

         In November, 1999, the Company and its lenders entered into the Fourth Amendment and Waiver (the "Fourth Amendment") to the Credit Agreement. The Fourth Amendment provides, among other things, that the Company maintain a ratio of earnings before interest, taxes and amortization to fixed charges ("Fixed Charge Coverage Ratio") of at least 1.10 on December 31, 1999, increasing to 1.25 on July 1, 2000, if the Company incurs at least $20 million of subordinated debt by January 31, 2000. The Company believes it will be able to obtain a commitment for the private placement of such subordinated debt by December 15, 1999 and complete the issuance of such subordinated debt by January 31, 2000, but no assurance can be given that such a commitment can be obtained or such a private placement can be completed on terms and timing anticipated by the Company. Proceeds from the private placement of such subordinated debt must be used to reduce up to $20 million of outstanding borrowings under the revolving credit facility with any remaining proceeds used to reduce the principal balance of the bank term loan. If the Company does not complete the private placement of at least $20 million of subordinated debt by January 31, 2000, the Fourth Amendment provides that (1) the Company maintain a Fixed
         Charge Coverage Ratio of at least 1.10 on December 31, 1999, increasing to 1.25 on March 31, 2000 and 1.50 on March 31, 2001, (2) the fixed charges used in calculating the Fixed Charge Coverage
         Ratio will include 15% of the aggregate principal amount outstanding under the revolving credit facility after October 1, 1999 rather than after July 1, 2000, and (3) the Company will grant the lenders under the Credit Agreement liens in the Company's assets by March
         31, 2000, unless a commitment for such subordinated debt is not obtained by December 15, 1999, in which case the liens must be granted by February 14, 2000. The Fourth Amendment also provides that the Company must maintain a ratio of consolidated total debt to total capitalization of not more than 55% of total capitalization. Loans under the Credit Agreement will bear interest at fluctuating rates of either: (1) the agent bank's corporate base rate plus
         0.25%, subject to a reduction of 0.25% (25 basis points) if certain financial ratios are met or (2) LIBOR plus 2.10%, subject to a reduction of up to 0.50% (50 basis points) if certain financial ratios are met.

ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

Net sales for the first quarter of fiscal 2000 were $109.7 million, representing a decrease of $6.9 million, or 5.9%, from net sales of $116.6 million in the first quarter of fiscal 1999. The operations acquired by the Company in fiscal 1999 generated net sales in the first quarter of fiscal 1999 and fiscal 2000, respectively, as follows:



                                                                                FY99 1st Qtr         FY00 1st Qtr
Operation                                                  Date Acquired         Net Sales            Net Sales
---------                                                 ---------------       -------------        -------------
London Precision Machine & Tool Ltd.                       09 / 01 / 98         $2.3 million          $5.6 million
Fonderie d'Autun                                           02 / 25 / 99               --               3.9 million



Excluding net sales generated by the operations acquired in fiscal 1999, net sales for the first quarter of fiscal 2000 were $100.2 million, representing a decrease of $14.1 million, or 12.3%, from net sales of $114.3 million in the first quarter of fiscal 1999. This 12.3% decrease in net sales was due primarily to decreases in net sales to the offshore oil and gas, mining, power generation, agricultural, petrochemical and steel markets, partially offset by an increase in net sales to the rail market.

Gross profit for the first quarter of fiscal 2000 decreased by $1.2 million, or 8.6%, to $12.7 million, or 11.6% of net sales, compared to $13.9 million, or 11.9% of net sales, for the first quarter of fiscal 1999. The decrease in gross profit and gross profit as a percentage of net sales was primarily due to lower net sales and reduced absorption of overhead at the Company's subsidiaries which primarily serve the mining, offshore oil and gas, power generation, steel and agricultural markets.

Selling, general and administrative expense ("SG&A") for the first quarter of fiscal 2000 was $9.8 million, or 8.9% of net sales, compared to $11.0 million, or 9.4% of net sales, in the first quarter of fiscal 1999. The decrease in SG&A expense and SG&A expense as a percentage of net sales is primarily due to the consolidation of four operating units into two at the Company's Sheffield subsidiary. Included in SG&A in the first quarter of fiscal 2000 was a charge of $148,500 ($89,000 after tax) relating to fines levied by the Occupational Safety and Health Administration ("OSHA") concerning an industrial accident at the Company's subsidiary, Jahn Foundry Corp. ("Jahn") (see "Liquidity and Capital Resources").

The Company has recorded intangible assets, consisting of goodwill, in connection with certain of the Company's acquisitions. Amortization of these assets for the first quarter of fiscal 2000 was expense of $374,000, or 0.3% of net sales, as compared to $317,000, or 0.3% of net sales, in the first quarter of fiscal 1999. The Company has also recorded a liability, consisting of the excess of acquired net assets over cost ("negative goodwill"), in connection with the acquisitions of Canadian Steel Foundries Ltd. ("Canadian Steel") and Fonderie d'Autun ("Autun"). The amortization of negative goodwill was a credit to income in the first quarter of fiscal 2000 of $531,000, or 0.5% net sales, as compared to $60,000, or 0.1% of net sales, in the first quarter of fiscal 1999.

Interest expense for the first quarter of fiscal 2000 increased to $2.2 million or 2.0% of net sales, from $2.0 million or 1.7% of net sales, in the first quarter of fiscal 1999. The increase in interest expense reflects an increase in the average amount of outstanding indebtedness primarily incurred to finance the Company's acquisition of London Precision.

Income tax expense for the first quarter of fiscal 2000 reflected the combined federal, state and provincial statutory rate of approximately 40%, partially offset by a $87,000 tax refund at the Company's Sheffield subsidiary. Income tax expense for the first quarter of fiscal 1999 reflected a rate of approximately 54%, which is higher than the combined federal, state and provincial statutory rate because of the provision for tax benefits at lower effective rates on losses at certain subsidiaries. The Company's combined effective tax rate reflects the different federal, state and provincial statutory rates of the various jurisdictions in which the Company operates, and the proportion of taxable income earned in each of those tax jurisdictions.

As a result of the foregoing, net income for the first quarter of fiscal 2000 was $612,000 compared to net income of $337,000 for the first quarter of fiscal 1999. Excluding the charges related to the industrial accident at Jahn, net income for the first quarter would have been $701,000.

LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by operating activities for the first three months of fiscal 2000 was $3.0 million, an increase of $4.0 million from the first three months of fiscal 1999. This increase was primarily attributable to decreased working capital requirements primarily relating to accounts receivable and inventory balances.

Working capital was $87.0 million at September 30, 1999, as compared to $85.6 million at June 30, 1999. The increase primarily resulted from decreased accrued expense balances, primarily relating to accrued vacation, and higher levels of customer tooling projects.

During the first three months of fiscal 2000, the Company made capital expenditures of $3.9 million, as compared to $6.9 million for the first three months of fiscal 1999. Capital expenditures in both periods were used for routine projects at each of the Company's facilities.

On August 12, 1998, the Company announced that its Board of Directors had authorized a stock repurchase program of up to 1.2 million common shares of its then outstanding 8.2 million common shares. The stock repurchases may be made from time to time at prevailing prices in the open market or in privately negotiated transactions, depending on market conditions, the price of Company's common stock and other factors. The Company will make such stock repurchases using internally generated funds and borrowings under its credit facility. The Company's Note Purchase Agreement allows repurchases of up to nearly $2.5 million of Company common stock during fiscal 2000. Any share repurchases will be added to the Company's treasury shares and will be available for reissuance in connection with the Company's acquisitions, employee benefit plans or for other corporate purposes. Through September 30, 1999, the Company had repurchased 586,700 shares at a cost of $6.0 million.

The Company is currently contemplating the issuance of $20 million aggregate principal amount of unsecured, senior subordinated notes through a private placement, subject to market conditions. If consummated, the Company would use the net proceeds of the offering to reduce outstanding borrowings under its revolving credit facility.

Total indebtedness of the Company at September 30, 1999 was $115.2 million, as compared to $113.4 million at June 30, 1999. This increase of $1.8 million primarily reflects borrowings of $1.8 million to purchase the remaining 10% of London Precision's outstanding capital stock. At September 30, 1999, $4.4 million was available for borrowing under the Company's revolving credit facility.

An accident, involving an explosion and fire, occurred on February 25, 1999, at Jahn, a wholly-owned subsidiary of the Company located in Springfield, Massachusetts. Nine employees were injured and there have been three fatalities. The damage was confined to the shell molding area and boiler room. The other areas of the foundry are operational. Molds are currently being produced at other foundries as well as Jahn while the repairs are made.

Although no lawsuits have been filed, a number of attorneys representing the injured and deceased employees have contacted Jahn regarding possible litigation. The Company carries insurance for property and casualty damages, business interruption, general liability and workers' compensation for itself and its subsidiaries. The Company, its property insurance carrier and its insurance broker dispute the amount of property insurance available for property damages suffered in this accident. If this dispute cannot be resolved amicably, the Company would vigorously pursue its remedies against both parties. The Company recorded charges of $450,000 ($750,000 before tax) during the third quarter of fiscal 1999, primarily reflecting the deductibles under the Company's various insurance policies. At this time there can be no assurance that the Company's ultimate costs and expenses resulting from the accident will not exceed available insurance coverage by an amount which could be material to its financial condition or results of operations.

Following the accident, OSHA conducted an investigation of the accident. On August 24, 1999, OSHA issued a citation describing violations of the Occupational Safety and Health Act of 1970, which primarily related to housekeeping, maintenance and other specific, miscellaneous items. Neither of the two violations specifically addressing conditions related to the explosion and fire were classified as serious or willful. Without admitting any wrongdoing, Jahn entered into a settlement with OSHA that addresses the alleged work place safety issues and agreed to pay $148,500 in fines.

On August 20, 1999, the Company and its lenders entered into the Third Amendment to the Amended and Restated Credit Agreement (the "Credit Agreement"). This amendment provides that the Company's subsidiary, Autun, is not subject to the provisions governing subsidiary indebtedness. It further provides that the Company and its subsidiaries may not make any investment in Autun and the Company must exclude Autun's results in the calculation of various financial covenants.

On October 20, 1999, the Company and the insurance company holding the Company's $20 million aggregate principal amount of unsecured, senior notes entered into the Fourth Amendment to the Note Purchase Agreement. This amendment provides that the Company's subsidiary, Autun, is not subject to the provisions governing subsidiary indebtedness. It further provides that the Company and its subsidiaries may not make any investment in Autun and the Company must exclude Autun's results in the calculation of various financial covenants.

In November, 1999, the Company and its lenders entered into the Fourth Amendment and Waiver (the "Fourth Amendment") to the Credit Agreement. The Fourth Amendment provides, among other things, that the Company maintain a ratio of earnings before interest, taxes and amortization to fixed charges ("Fixed Charge Coverage Ratio") of at least 1.10 on December 31, 1999, increasing to 1.25 on July 1, 2000, if the Company incurs at least $20 million of subordinated debt by January 31, 2000. The Company believes it will be able to obtain a commitment for the private placement of such subordinated debt by December 15, 1999 and complete the issuance of such subordinated debt by January 31, 2000, but no assurance can be given that such a commitment can be obtained or such a private placement can be completed on terms and timing anticipated by the Company. Proceeds from the private placement of such subordinated debt must be used to reduce up to $20 million of outstanding borrowings under the revolving credit facility with any remaining proceeds used to reduce the principal balance of the bank term loan. If the Company does not complete the private placement of at least $20 million of subordinated debt by January 31, 2000, the Fourth Amendment provides that (1) the Company maintain a Fixed Charge Coverage Ratio of at least 1.10 on December 31, 1999, increasing to 1.25 on March 31, 2000 and
1.50 on March 31, 2001, (2) the fixed charges used in calculating the Fixed Charge Coverage Ratio will include 15% of the aggregate principal amount outstanding under the revolving credit facility after October 1, 1999 rather than after July 1, 2000, and (3) the Company will grant the lenders under the Credit Agreement liens in the Company's assets by March 31, 2000, unless a commitment for such subordinated debt is not obtained by December 15, 1999, in which case the liens must be granted by February 14, 2000. The Fourth Amendment also provides that the Company must maintain a ratio of consolidated total debt to total capitalization of not more than 55% of total capitalization. Loans under the Credit Agreement will bear interest at fluctuating rates of either: (1) the agent bank's corporate base rate plus 0.25%, subject to a reduction of 0.25% (25 basis points) if certain financial ratios are met or (2) LIBOR plus 2.10%, subject to a reduction of up to 0.50% (50 basis points) if certain financial ratios are met.

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

YEAR 2000 COMPUTER ISSUES

The Company has conducted a comprehensive review of its hardware and software systems to identify those systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the identified issues. The Company believes that, with replacement or modification of its existing computer systems, updates by vendors and conversion to new software, the Year 2000 issue will not pose significant operational problems for the Company's computer systems. The Company expects to complete implementation of computer systems that are Year 2000 compliant by November 30, 1999, although testing may continue until December 31, 1999 and thereafter. Based on its review of non-information technology systems to date, the Company does not anticipate the need to develop an extensive contingency plan for such systems or to incur material costs in that regard.

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

Year 2000 project expenditures to date total approximately $2.5 million. The Company expects to incur an additional $200,000 of costs. The Company presently anticipates that it will complete its Year 2000 assessment and remediation by November 30, 1999. The Company currently believes that all facilities, excluding Autun, is currently Year 2000 compliant. Autun is implementing a new system that is expected to be completed by November 30, 1999. However, there can be no assurance that the Company will be successful in implementing its Year 2000 implementation plan according to the anticipated schedule due to the potential lack of availability of trained personnel and their ability to identify relevant computer codes, among other uncertainties.

FORWARD-LOOKING STATEMENTS

The sections entitled "Liquidity and Capital Resources" and "Year 2000 Computer Issues" contain forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements such as "expects," "intends," "contemplating" and statements pertaining to the adequacy of funding for capital expenditure and working capital requirements for the next two years are not historical in nature. Among the factors that could cause actual results to differ materially from such forward-looking statements include: the size and timing of future acquisitions, business conditions and the state of the general economy, particularly the capital goods industry and the markets served by the Company, the strength of the U.S. dollar, Canadian dollar, British pound and the Euro, interest rates, inflation, the availability of labor, the successful conclusion of various union contract negotiations, the results of any litigation arising out of the accident at Jahn, the competitive environment in the casting industry and changes in laws and regulations that govern the Company's business, particularly environmental regulations.

ITEM 3.

                          DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative information about market risk was addressed in
Item 7A of the Company's Form 10-K for the fiscal year ended June 30, 1999. There has been no material change to that information required to be disclosed in this Form 10-Q filing.

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

         NOT APPLICABLE

ITEM 5 - Other Information

         NOT APPLICABLE

ITEM 6 - Exhibits and Reports of Form 8-K

         (A) Exhibits

             4.1 Fourth Amendment dated as of October 20, 1999 to the Note Purchase Agreement dated July 29, 1994, between the Company and Teachers Insurance and Annuity Association of America

             4.2 Fourth Amendment and Waiver to the Amended and Restated Credit Agreement dated as of November 5, 1999, among the Company, the Banks party thereto, and Harris Trust and Savings Ban, as Agent

             27       Financial Data Schedule

         (B) Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

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

                                             ATCHISON CASTING CORPORATION
                                                       (Registrant)


DATE:          November 11,  1999             /s/ HUGH H. AIKEN
                                              --------------------------------
                                              Hugh H. Aiken, Chairman of the
                                              Board, President and Chief
                                              Executive Officer


DATE:          November 11, 1999              /s/ KEVIN T. MCDERMED
                                              --------------------------------
                                              Kevin T. McDermed,
                                              Vice President, Chief Financial
                                              Officer, Treasurer and Secretary