Form 10-Q
period 1999-12-31
ATCHISON CASTING CORP
filed 2000-02-11
CIK 911115

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                           For the quarterly period ended December 31, 1999

                                       OR

[   ]             TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________
                            -------------------------

Commission File Number 1-12541

                          Atchison Casting Corporation
          --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                          Kansas                        48-1156578
-----------------------------------------             ---------------
    (State of other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

            400 South Fourth Street, Atchison, Kansas              66002
---------------------------------------------------------  --------------------

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

There were 7,651,637 shares of common stock, $.01 par value per share, outstanding on February 11, 2000

                                    PART I

ITEM 1 - Financial Statements

                 ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                                (IN THOUSANDS)

                                                        December 31,         June 30,
                                                           1999                1999
                                                          ------              -------
         ASSETS
         ------

CURRENT ASSETS:
  Cash and cash equivalents                               $3,909                $4,222
  Customer accounts receivable, net of allowance for      84,969                83,235
    doubtful accounts of $793 and $591, respectively
  Inventories                                             64,116                68,777
  Deferred income taxes                                    2,267                 1,988
  Other current assets                                    27,026                18,829
                                                         --------              --------
     Total current assets                                182,287               177,051

PROPERTY, PLANT AND EQUIPMENT, Net                       151,729               150,056

INTANGIBLE ASSETS, Net                                    32,151                32,846

DEFERRED FINANCING COSTS, Net                              1,000                   660

OTHER ASSETS                                              13,617                15,153

                                                         --------              --------
TOTAL                                                   $380,784              $375,766
                                                         --------              --------
                                                         --------              --------

                   See Notes to Consolidated Financial Statements.

                 ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                                 (UNAUDITED)
                                (IN THOUSANDS)

                                                        December 31,         June 30,
                                                           1999                1999
                                                          ------              -------
       LIABILITIES AND STOCKHOLDERS EQUITY
       -----------------------------------

CURRENT LIABILITIES:
  Accounts payable                                      $ 38,240             $ 39,452
  Accrued expenses                                        49,048               43,130
  Current maturities of long-term obligations              6,627                8,833

                                                         --------              --------
    Total current liabilities                             93,915               91,415

LONG-TERM OBLIGATIONS                                    108,794              104,607

DEFERRED INCOME TAXES                                     17,770               17,334

OTHER LONG-TERM OBLIGATIONS                                2,359                3,969

EXCESS OF FAIR VALUE OF ACQUIRED NET ASSETS                6,047                6,889
  OVER COST, Net of accumulated amortization of
  $1,525 and $1,776, respectively

POSTRETIREMENT OBLIGATION OTHER THAN PENSION               8,589                8,278

MINORITY INTEREST IN SUBSIDIARIES                          1,779                4,205
                                                         --------              --------
    Total liabilities                                    239,253              236,697

STOCKHOLDERS' EQUITY:

  Preferred stock, $.01 par value, 2,000,000                 -                    -
    authorized shares; no shares issued and
    outstanding

  Common stock, $.01 par value, 19,300,000                    83                   83
    authorized shares; 8,274,339 and 8,259,603
    shares issued and outstanding, respectively

  Class A common stock (non-voting), $.01 par value,         -                    -
    700,000 authorized shares; no shares issued
    and outstanding

  Additional paid-in capital                              81,338               81,216

  Retained earnings                                       66,767               65,011

  Accumulated foreign currency translation                  (609)              (1,193)
    adjustment
                                                         --------              --------
                                                         147,579              145,117
  Less shares held in treasury:
    Common stock, 622,702 and 822,702 shares,
    respectively, at cost                                 (6,048)              (6,048)
                                                         --------              --------

      Total stockholders' equity                         141,531              139,069

                                                         --------              --------
TOTAL                                                   $380,784             $375,766

                                                         --------              --------
                                                         --------              --------

              See Notes to Consolidated Financial Statements.

               ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)

                                               Three Months Ended               Six Months Ended
                                                   December 31,                    December 31,
                                             1999             1998            1999             1998
                                         -----------       -----------     -----------      -----------
NET SALES                                  $115,711          $122,955        $225,404         $239,531

COST OF GOODS SOLD                          100,680           104,208         197,660          206,863
                                         -----------       -----------     -----------      -----------
GROSS PROFIT                                 15,031            18,747          27,744           32,668


OPERATING EXPENSES:

  Selling, general and administrative        11,189            11,625          20,957           22,588

  Amortization of intangibles                  (135)              312            (292)             569

  Other income                                 (681)                -            (681)               -
                                         -----------       -----------     -----------      -----------
    Total operating expenses                 10,373            11,937          19,984           23,157

                                         -----------       -----------     -----------      -----------
OPERATING INCOME                              4,658             6,810           7,760            9,511

INTEREST EXPENSE                              2,277             2,150           4,511            4,122

MINORITY INTEREST IN NET INCOME                  73                59              64               51
  OF SUBSIDIARIES
                                         -----------       -----------     -----------      -----------
INCOME BEFORE TAXES                           2,308             4,601           3,185            5,338

INCOME TAXES                                  1,164             1,893           1,429            2,293
                                         -----------       -----------     -----------      -----------
NET INCOME                                   $1,144            $2,708          $1,756           $3,045
                                         -----------       -----------     -----------      -----------
                                         -----------       -----------     -----------      -----------

NET INCOME PER COMMON AND
  EQUIVALENT SHARE:
    BASIC                                     $0.15             $0.35           $0.23            $0.36
                                         -----------       -----------     -----------      -----------
                                         -----------       -----------     -----------      -----------
  DILUTED                                     $0.15             $0.35           $0.23            $0.36
                                         -----------       -----------     -----------      -----------
                                         -----------       -----------     -----------      -----------
WEIGHTED AVERAGE NUMBER OF
  COMMON AND EQUIVALENT
  SHARES OUTSTANDING:
    BASIC                                 7,644,282         7,771,336       7,640,617        7,955,241
                                         -----------       -----------     -----------      -----------
                                         -----------       -----------     -----------      -----------

DILUTED                                   7,651,486         7,771,336       7,646,243        7,955,241
                                         -----------       -----------     -----------      -----------
                                         -----------       -----------     -----------      -----------

                         See Notes to Consolidated Financial Statements.

                 ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (IN THOUSANDS)
                                 (UNAUDITED)

                                               Three Months Ended               Six Months Ended
                                                   December 31,                    December 31,
                                             1999             1998            1999             1998
                                         -----------       -----------     -----------      -----------
NET INCOME                                   $1,144            $2,708          $1,756           $3,045

OTHER COMPREHENSIVE INCOME,
  BEFORE TAX:

  Foreign currency translation                 (292)             (360)            584             (393)
    adjustments
                                         -----------       -----------     -----------      -----------

OTHER COMPREHENSIVE INCOME,
  BEFORE TAX                                   $852            $2,348          $2,340           $2,652

INCOME TAX EXPENSE (BENEFIT)
  RELATED TO ITEMS OF OTHER
  COMPREHENSIVE INCOME                            -                 -               -                -
                                         -----------       -----------     -----------      -----------

OTHER COMPREHENSIVE INCOME,
  NET OF TAX                                   $852            $2,348          $2,340           $2,652
                                         -----------       -----------     -----------      -----------
                                         -----------       -----------     -----------      -----------

                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   Six Months Ended
                                                                                     December 31,
                                                                             1999                       1998
                                                                         -------------              --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                   $1,756                      $3,045

  Adjustments to reconcile net income to
    net cash from operating activities:
        Depreciation and amortization                                           6,980                       6,845
        Minority interest in net income of subsidiaries                            66                          47
        (Gain) Loss on disposal of capital assets                                  65                         (71)
        Gain on termination of interest rate swap agreement                     (681)                          -
        Deferred income taxes                                                     287                         289
        Changes in assets and liabilities (exclusive of
          effects of acquired companies):
          Receivables                                                           1,020                       3,003
          Inventories                                                           5,509                      (2,717)
          Other current assets                                                 (8,041)                       (332)
          Accounts payable                                                     (2,435)                     (4,033)
          Accrued expenses                                                      4,729                      (7,238)
          Post retirement obligations other
            than pension                                                          311                         323
          Other                                                                (1,262)                        302

                                                                         -------------              --------------
                    Cash provided by (used in) operating activities             8,304                        (537)
                                                                         -------------              --------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                                         (8,378)                    (13,372)
  Payment for purchase of net assets of subsidiaries,
    net of cash acquired                                                         (673)                    (13,133)
  Proceeds from sale of capital assets                                             97                       1,003
  Payment for investments in unconsolidated subsidiary                              -                        (150)
                                                                         -------------              --------------
                    Cash used in investing activities                          (8,954)                    (25,652)
                                                                         -------------              --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock, net of costs                            122                         129
  Payments for repurchase of common stock                                           -                      (5,900)
  Payments for purchase of stock in subsidiaries                               (2,557)                       (393)
  Proceeds from issuance of long-term obligations                              35,000                           -
  Payments on long-term obligations                                           (40,129)                     (2,999)
  Capitalized financing costs paid                                               (450)                          -
  Termination of interest rate swap agreement                                   1,238
  Net borrowings under revolving loan note                                      7,110                      27,400
                                                                         -------------              --------------
                    Cash provided by financing activities                         334                      18,237
                                                                         -------------              --------------

EFFECT OF EXCHANGE RATE ON CASH                                                     3                         (20)
                                                                         -------------              --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                       ($313)                    ($7,972)

CASH AND CASH EQUIVALENTS, Beginning of period                                  4,222                       9,336
                                                                         -------------              --------------
CASH AND CASH EQUIVALENTS, End of period                                       $3,909                      $1,364
                                                                         -------------              --------------
                                                                         -------------              --------------

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

         Certain December 31, 1998 amounts have been reclassified to conform with December 31, 1999 classifications.

2.       Inventories



                                                            As of
                                              ---------------------------------
                                              December 31,             June 30,
                                                  1999                   1999
                                                  ----                   ----
                                                           (Thousands)
               Raw materials                  $    9,206               $   10,414
               Work-in-process                    39,377                   41,431
               Finished goods                     11,237                   12,736
               Deferred supplies                   4,296                    4,196
                                              -----------              -----------
                                              $   64,116               $   68,777
                                              -----------              -----------
                                              -----------              -----------

3.       Income Taxes

         The provision for income taxes consisted of:

                                                        Six Months Ended
                                                          December 31,
                                                  1999                   1998
                                                  ----                   ----
                                                           (Thousands)
               Current:
                 Domestic                     $      392               $   1,245
                 Foreign                             750                     759
                                              -----------              -----------
                                              $    1,142               $   2,004

               Deferred:
                 Domestic                     $      211               $      94
                 Foreign                              76                     195
                                              -----------              -----------
                                              $      287               $     289

                                              -----------              -----------
               Total                          $    1,429               $   2,293
                                              -----------              -----------
                                              -----------              -----------


4.       Additional Cash Flow Information

                                                            Six Months Ended
                                                              December 31,
                                                      1999                   1998
                                                      ----                   ----
                                                               (Thousands)
               Cash paid during the period for:
                 Interest                           $  4,519                $  4,163
                                                  ----------               ----------
                                                  ----------               ----------
                 Income Taxes                       $  1,438                $  4,227
                                                  ----------               ----------
                                                  ----------               ----------


5.       Earnings Per Share

         Following is a reconciliation of basic and diluted EPS for the three-month and six-month periods ended December 31, 1999 and 1998, respectively.

FOR THE THREE MONTHS ENDED DECEMBER 31, 1999

                                                   Weighted
                                                    Average           Earnings
                                     Net Income      Shares           Per Share
                                     ----------     -------           ---------
Basic EPS
  Income available to
    common stockholders              $ 1,144,000   7,644,262          $     0.15
Effect of Dilutive Securities
  Options                                              7,226
                                     -----------   ---------           ---------
Diluted EPS                          $ 1,144,000   7,651,488          $     0.15
                                     -----------   ---------           ---------
                                     -----------   ---------           ---------

FOR THE THREE MONTHS ENDED DECEMBER 31, 1998

                                                   Weighted
                                                    Average           Earnings
                                     Net Income      Shares           Per Share
                                     ----------     -------           ---------
Basic EPS
  Income available to
    common stockholders              $ 2,708,000   7,771,336          $     0.35
Effect of Dilutive Securities
  Options                                                  -
                                     -----------   ---------           ---------
Diluted EPS                          $ 2,708,000   7,771,336          $     0.35
                                     -----------   ---------           ---------
                                     -----------   ---------           ---------

FOR THE SIX MONTHS ENDED DECEMBER 31, 1999

                                                   Weighted
                                                    Average           Earnings
                                     Net Income      Shares           Per Share
                                     ----------     -------           ---------
Basic EPS
  Income available to
    common stockholders              $ 1,756,000   7,640,617          $     0.23
Effect of Dilutive Securities
  Options                                              5,626
                                     -----------   ---------           ---------
Diluted EPS                          $ 1,756,000   7,646,243          $     0.23
                                     -----------   ---------           ---------
                                     -----------   ---------           ---------

FOR THE SIX MONTHS ENDED DECEMBER 31, 1998

                                                   Weighted
                                                    Average           Earnings
                                     Net Income      Shares           Per Share
                                     ----------     -------           ---------
Basic EPS
  Income available to
    common stockholders              $ 3,045,000   7,955,241          $     0.38
Effect of Dilutive Securities
  Options                                                  -
                                     -----------   ---------           ---------
Diluted EPS                          $ 3,045,000   7,955,241          $     0.38
                                     -----------   ---------           ---------
                                     -----------   ---------           ---------

6.                Jahn Foundry Corp. Industrial Accident

                  An accident, involving an explosion and fire, occurred on February 25, 1999, at Jahn, a wholly-owned subsidiary of the Company located in Springfield, Massachusetts. Nine employees were seriously injured and there have been three fatalities. The damage was confined to the shell molding area and boiler room. The other areas of the foundry are operational. Molds are currently being produced at other foundries as well as Jahn while the repairs are made.

                  The Company carries insurance for property and casualty damages (over $475 million of coverage), business interruption (approximately $115 million of coverage), general liability ($51 million of coverage) and workers' compensation (up to full statutory liability) for itself and its subsidiaries. The Company recorded charges of $450,000 ($750,000 before tax) during the third quarter of fiscal 1999, primarily reflecting the deductibles under the Company's various insurance policies. At this time there can be no assurance that the Company's ultimate costs and expenses resulting from the accident will not exceed available insurance coverage by an amount which could be material to its financial condition or results of operations.

                  A civil action has been commenced in Massachusetts state court on behalf of the estates of deceased workers, their families, injured workers and their families, against the supplier of a chemical compound used in Jahn's manufacturing process. Counsel for the plaintiffs informally have indicated a desire to explore whether any facts would support adding the Company to that litigation as a jointly and severally liable defendant. The Company's comprehensive general liability insurance carrier has retained counsel on behalf of Jahn and the Company and is monitoring the situation. It is too early to assess the potential liability for such a claim, which in any event the Company would aggressively defend. Plaintiff's counsel has informally raised the possibility of seeking to make a double recovery under the workers' compensation policy in force for Jahn, contending that there was willful misconduct on Jahn's part leading to the accident. Such recovery, if pursued and made, would be of a material nature. It is too early to assess the potential liability for such a claim, which in any event Jahn would aggressively defend. The supplier of the chemical compound, Borden Chemical, Inc., has filed a Third Party Complaint against Jahn in Massachusetts State Court attempting to enforce an alleged Indemnity Agreement. It is too early to assess the potential liability for such a claim, which Jahn would aggressively defend.

                  The Company, its property insurance carrier and its insurance broker dispute the amount of property insurance available for property damages suffered in this accident. It is too early in the process of calculating the loss to estimate the amount in dispute. Management believes that the probability of any loss resulting from the disputed property insurance coverage is remote. The Company currently believes this dispute will be resolved during fiscal 2001. If this dispute cannot be resolved amicably, the Company would vigorously pursue its remedies against both parties.

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

7.                Fifth Amendment to the Credit Agreement

                  On December 21, 1999, the Company and its lenders entered into the Fifth Amendment (The "Fifth Amendment") to the Amended and Restated Credit Agreement. The Fifth Amendment provides that the Company may incur up to $35 million of indebtedness from General Electric Capital Corporation or its assignees (the "GE Financing"). In addition, the Fifth Amendment provides that (1) the bank revolving credit facility will be increased from $70.0 million to $80.0 million through April 30, 2000, (2) the fixed charges used in calculating the Fixed Charge Coverage Ratio will not include 15% of the aggregate principal amount outstanding under the revolving credit facility through June 30, 2000 and (3) the Company will grant the lenders under the Credit Agreement liens in certain of the Company's assets.

8.                Fifth Amendment to the Note Purchase Agreement

                  On December 21, 1999, the Company and the insurance company holding the Company's $20 million aggregate principal amount of unsecured, senior notes entered into the Fifth Amendment to the Note Purchase Agreement. This amendment provides that the Company may incur indebtedness through the GE Financing. This amendment further provides that (1) the

                  Company must maintain a ratio of consolidated total debt to total capitalization of not more than 55%, (2) the Company maintain a Fixed Charge Coverage Ratio of at least 1.10 on December 31, 1999, increasing to 1.25 on March 31, 2000 and
                  1.50 on March 31, 2001 and (3) the fixed charges used in calculating the Fixed Charge Coverage Ratio will not include 15% of the aggregate principal amount outstanding under the revolving credit facility through June 30, 2000.

9.                General Electric Capital Corporation Master Security Agreement

                  On December 29, 1999, the Company entered into a Master Security Agreement with General Electric Capital Corporation ("GECC") and its assigns providing for a term loan of $35.0 million. The term loan is secured by certain of the Company's fixed assets, real estate, equipment, furniture and fixtures located in Atchison, Kansas and St. Joseph, Missouri, matures in December 2004, and bears interest at a fixed rate of 9.05%. On December 29, 1999 the proceeds of the term loan, together with borrowings under the Company's revolving credit facility, were used to retire the $35.7 million of outstanding indebtedness under the Company's term loan under its bank credit facility.

10.               Termination of Interest Rate Swap Agreements

                  At June 30, 1999, the Company had two interest rate swap agreements outstanding with a combined notional amount of $52.1 million under which the Company paid fixed rates of interest and received floating rates of interest over the term of the interest rate swap agreements, without the exchange of the underlying notional amounts. The interest rate swap agreements effectively convert a portion of the Company's outstanding indebtedness from a floating rate obligation to a fixed rate obligation. The fair value of the $52.1 million of interest rate swap agreements outstanding at June 30, 1999 was $897,000. The fair value of the interest rate swap agreements was not recognized in the Consolidated Financial Statements at that time since the agreements were accounted for as hedges.

                  Additionally, as of June 30, 1999, the Company had $696,000 of deferred loss included in other assets. This amount related to the termination of the Company's combined interest currency swap (CIRCUS). The CIRCUS, which was terminated in September 1998, was originally designated as a hedge of interest rates on the Company's term loan under its bank credit facility. The loss deferred in September 1998 was being amortized over the remaining term of the Company's term loan under it bank credit facility. Amortization expense recorded in fiscal 1999 and for the six-months ended December 31, 1999 was $204,000 and $139,000, respectively. Amortization recorded in the second quarter of fiscal 2000 was $68,000. Amortization of the deferred loss was recorded as additional interest expense.

                  On December 29, 1999, when the Company retired the term loan under its bank credit facility, it also terminated an interest rate swap agreement with a notional amount of $35.7 million. This termination and the retirement of the term loan resulted in a gain of $1.2 million, which was recorded as other income. Additionally, the retirement of the term loan triggered the recognition of $557,000 of loss, which represents the remaining unamortized loss on the CIRCUS. This loss was recorded as a reduction of other income.

                  At December 31, 1999, the Company has one interest rate swap agreement outstanding with a notional amount of $15 million, under which the Company pays a fixed rate of interest and receives a floating rate of interest over the remaining term of the agreement. This agreement is designated as a hedge of the Company's revolving credit facility.

11.               New Accounting Pronouncements

                  In September 1999, the Emerging Issue Task Force (EITF) of the American Institute of Certified Public Accountants issued EITF 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements". The guidance in EITF 99-5 is effective for design and development costs incurred after December 31, 1999. The Company has evaluated the guidance in EITF 99-5 and has determined that the adoption of EITF 99-5 will not have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

Net sales for the second quarter of fiscal 2000 were $115.7 million, representing a decrease of $7.3 million, or 5.9%, from net sales of $123.0 million in the second quarter of fiscal 1999. The Company's Fonderie d'Autun ("Autun") operation, acquired by the Company on February 25, 1999, generated net sales of $6.2 million in the second quarter of fiscal 2000.

Excluding net sales generated by Autun, net sales for the second quarter of fiscal 2000 were $109.5 million, representing a decrease of $13.5 million, or 11.0%, from net sales of $123.0 million in the second quarter of fiscal 1999. This 11.0% decrease in net sales was due primarily to decreases in net sales to the offshore oil and gas, mining, rail, agricultural and petrochemical markets.

Net sales for the first six months of fiscal 2000 were $225.4 million, representing a decrease of $14.1 million, or 5.9%, from net sales of $239.5 million in the first six months of fiscal 1999. The operations acquired by the Company in fiscal 1999 generated net sales of $9.0 million and $20.5 million in the first six months of fiscal 1999 and fiscal 2000, respectively, as follows:

                                                                              FY 99 FIRST SIX       FY 00 FIRST SIX
                                                                                   MONTHS                MONTHS
OPERATION                                                  DATE ACQUIRED         NET SALES             NET SALES
---------                                                  -------------         ---------             ---------
London Precision Machine & Tool Ltd.                      09 / 01 / 98         $9.0 million          $10.5 million
Fonderie d'Autun                                          02 / 25 / 99            --                  10.0 million

Excluding net sales generated by the operations acquired in fiscal 1999, net sales for the first six months of fiscal 2000 were $204.9 million, representing a decrease of $25.6 million, or 11.1%, from net sales of $230.5 million in the first six months of fiscal 1999. This 11.1% decrease in net sales was due primarily to decreases in net sales to the offshore oil and gas, mining, power generation, agricultural and steel markets, partially offset by increases in net sales to the rail and military markets.

Gross profit for the second quarter of fiscal 2000 decreased by $3.7 million, or 19.8%, to $15.0 million, or 13.0% of net sales, compared to $18.7 million, or 15.2% of net sales, for the second quarter of fiscal 1999. Gross profit for the first six months of fiscal 2000 decreased by $5.0 million, or 15.3%, to $27.7 million, or 12.3% of net sales, compared to $32.7 million, or 13.6% of net sales, for the first six months of fiscal 1999. The decrease in gross profit and gross profit as a percentage of net sales was primarily due to lower net sales and reduced absorption of overhead at the Company's subsidiaries which primarily serve the mining, offshore oil and gas, power generation, steel and agricultural markets.

Selling, general and administrative expense ("SG&A") for the second quarter of fiscal 2000 was $11.2 million, or 9.7% of net sales, compared to $11.6 million, or 9.5% of net sales, in the second quarter of fiscal 1999. For the first six months of fiscal 2000, SG&A was $21.0 million, or 9.3% of net sales, compared to $22.6 million, or 9.4% of net sales, for the first six months of fiscal 1999. The decrease in SG&A expense is primarily due to the consolidation of four operating units into two at the Company's Sheffield Forgemasters Group Ltd. subsidiary.

Other income for the second quarter and first six months of fiscal 2000 was $681,000 ($406,000 after tax). This $681,000 reflects a net gain on the termination of interest rate swap agreements. The net gain was triggered by the Company's early retirement of a term loan (see Footnote 10 of Notes to Consolidated Financial Statements).

The Company has recorded intangible assets, consisting of goodwill, in connection with certain of the Company's acquisitions. Amortization of these assets for the second quarter of fiscal 2000 was expense of $371,000, or 0.3% of net sales, as compared to $487,000, or 0.4% of net sales, in the second quarter of fiscal 1999. Amortization of these assets for the first six months of fiscal 2000 was expense of $745,000, or 0.3% of net sales, as compared to $903,000, or 0.4% of net sales, in the first six months of fiscal 1999. The Company has also recorded a liability, consisting of the excess of acquired net assets over cost ("negative goodwill"), in connection with the acquisitions of Canadian Steel Foundries Ltd. ("Canadian Steel") and Autun. The amortization of negative goodwill was a credit to income in the second quarter of fiscal 2000 of $506,000, or 0.4% net sales, as compared to $175,000, or 0.1% of net sales, in the second quarter of fiscal 1999. Amortization of negative goodwill was a credit to income in the first six months of fiscal 2000 of $1.0 million, or 0.5% net sales, as compared to $334,000, or 0.1% of net sales, in the first six months of fiscal 1999.

Interest expense for the second quarter of fiscal 2000 increased to $2.3 million, or 2.0% of net sales, from $2.2 million or 1.7% of net sales, in the first quarter of fiscal 1999. For the first six months of fiscal 2000, interest expense increased to $4.5 million, or 2.0% of net sales, from $4.1 million, or 1.7% of net sales, in the first six months of fiscal 1999. The increase in interest expense primarily reflects an increase in the average amount of outstanding indebtedness primarily incurred to finance the Company's acquisition of London Precision Machine & Tool Ltd. ("London Precision").

Income tax expense for the second quarter and six months of fiscal 2000 reflected an effective of approximately 49.0% and 44.0% respectively, which are higher than the combined federal, state and provincial statutory rate because of the provision for tax benefits at lower effective rates on losses at certain subsidiaries. Income tax expense for the second quarter of fiscal 1999 reflected an effective rate of approximately 41.0%. Income tax expense for the first six months of fiscal 1999 reflected an effective rate of approximately 43.0% The Company's combined effective tax rate reflects the different federal, state and provincial statutory rates of the various jurisdictions in which the Company operates, and the proportion of taxable income earned in each of those tax jurisdictions.

As a result of the foregoing, net income for the second quarter of fiscal 2000 was $1.1 million compared to net income of $2.7 million for the second quarter of fiscal 1999. Net income for the first six months of fiscal 2000 was $1.8 million compared to net income of $3.0 million for the first six months of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by operating activities for the first six months of fiscal 2000 was $8.3 million, an increase of $8.8 million from the first six months of fiscal 1999. This increase was primarily attributable to decreased working capital requirements primarily relating to reduced inventory balances.

Working capital was $88.4 million at December 31, 1999, as compared to $85.6 million at June 30, 1999. The increase primarily resulted from a reduction in the current maturities of long-term obligations.

During the first six months of fiscal 2000, the Company made capital expenditures of $8.4 million, as compared to $13.4 million for the first six months of fiscal 1999. Capital expenditures in both periods were used for routine projects at each of the Company's facilities.

On August 12, 1998, the Company announced that its Board of Directors had authorized a stock repurchase program of up to 1.2 million common shares of its then outstanding 8.2 million common shares. The stock repurchases may be made from time to time at prevailing prices in the open market or in privately negotiated transactions, depending on market conditions, the price of Company's common stock and other factors. The Company will make such stock repurchases using internally generated funds and borrowings under its credit facility. The Company's Note Purchase Agreement allows repurchases of up to nearly $2.5 million of Company common stock during fiscal 2000. Any share repurchases will be added to the Company's treasury shares and will be available for reissuance in connection with the Company's acquisitions, employee benefit plans or for other corporate purposes. Through March 31, 1999, the Company had repurchased 586,700 shares at a cost of $6.0 million. The Company has not repurchased any additional shares since this date.

Total indebtedness of the Company at December 31, 1999 was $115.4 million, as compared to $113.4 million at June 30, 1999. This increase of $2.0 million primarily reflects borrowings of $1.8 million to purchase the remaining 10% of London Precision's outstanding capital stock. At December 31, 1999, $13.3 million was available for borrowing under the Company's revolving credit facility.

An accident, involving an explosion and fire, occurred on February 25, 1999, at Jahn, a wholly-owned subsidiary of the Company located in Springfield, Massachusetts. Nine employees were seriously injured and there have been three fatalities. The damage was confined to the shell molding area and boiler room. The other areas of the foundry are operational. Molds are currently being produced at other foundries as well as Jahn while the repairs are made.

The Company carries insurance for property and casualty damages (over $475 million of coverage), business interruption (approximately $115 million of coverage), general liability ($51 million of coverage) and workers' compensation (up to full statutory liability) for itself and its subsidiaries. The Company recorded charges of $450,000 ($750,000 before tax) during the third quarter of fiscal 1999, primarily reflecting the deductibles under the Company's various insurance policies. At this time there can be no assurance that the Company's ultimate costs and expenses resulting from the accident will not exceed available insurance coverage by an amount which could be material to its financial condition or results of operations.

A civil action has been commenced in Massachusetts state court on behalf of the estates of deceased workers, their families, injured workers and their families, against the supplier of a chemical compound used in Jahn's manufacturing process. Counsel for the plaintiffs informally have indicated a desire to explore whether any facts would support adding the Company to that litigation as a jointly and severally liable defendant. The Company's comprehensive general liability insurance carrier has retained counsel on behalf of Jahn and the Company and is monitoring the situation. It is too early to assess the potential liability for such a claim, which in any event the Company would aggressively defend. Plaintiff's counsel has informally raised the possibility of seeking to make a double recovery under the workers' compensation policy in force for Jahn, contending that there was willful misconduct on Jahn's part leading to the accident. Such recovery, if pursued and made, would be of a material nature. It is too early to assess the potential liability for such a claim, which in any event Jahn would aggressively defend. The supplier of the chemical compound, Borden Chemical, Inc., has filed a Third Party Compliant against Jahn in Massachusetts State Court attempting to enforce an alleged Indemnity Agreement. It is too early to assess the potential liability for such a claim, which Jahn would aggressively defend.

The Company, its property insurance carrier and its insurance broker dispute the amount of property insurance available for property damages suffered in this accident. It is too early in the process of calculating the loss to estimate the amount in dispute. Management believes that the probability of any loss resulting from the disputed property insurance coverage is remote. The Company currently believes this dispute will be resolved during fiscal 2001. If this dispute cannot be resolved amicably, the Company would vigorously pursue its remedies against both parties.

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

On November 5, 1999, the Company and its lenders entered into the Fourth Amendment and Waiver (the "Fourth Amendment") to the Credit Agreement. The Fourth Amendment provided, among other things, that the Company maintain a ratio of earnings before interest, taxes and amortization to fixed charges ("Fixed Charge Coverage Ratio") of at least 1.10 on December 31, 1999, increasing to 1.25 on July 1, 2000, if the Company incurs at least $20 million of subordinated debt by January 31, 2000. If the Company did not obtain a commitment for the private placement of at least $20 million of subordinated debt by December 15, 1999, the Fourth Amendment provided that
(1) the Company maintain a Fixed Charge Coverage Ratio of at least 1.10 on December 31, 1999, increasing to 1.25 on March 31, 2000 and 1.50 on March 31, 2001, (2) the fixed charges used in calculating the Fixed Charge Coverage Ratio will include 15% of the aggregate principal amount outstanding under the revolving credit facility after October 1, 1999 rather than after July 1, 2000, and (3) the Company will grant the lenders under the Credit Agreement liens in the Company's assets by February 14, 2000. The Company was unable to obtain such a commitment by December 15, 1999. The Fourth Amendment also provided that the Company must maintain a ratio of consolidated total debt to total capitalization of not more than 55%. Absent the Waiver, the Company would not have been in compliance with the Fixed Charge Coverage Ratio.

On December 21, 1999, the Company and its lenders entered into the Fifth Amendment (The "Fifth Amendment") to the Credit Agreement. The Fifth Amendment provides that the Company may incur up to $35 million of indebtedness from General Electric Capital Corporation or its assignees (the "GE Financing"). In addition, the Fifth Amendment provides that (1) the bank revolving credit facility will be increased from $70.0 million to $80.0 million through April 30, 2000, (2) the fixed charges used in calculating the Fixed Charge Coverage Ratio will not include 15% of the aggregate principal amount outstanding under the revolving credit facility through June 30, 2000 and (3) the Company will grant the lenders under the Credit Agreement liens in certain of the Company's assets.

On December 21, 1999, the Company and the insurance company holding the Company's $20 million aggregate principal amount of unsecured, senior notes entered into the Fifth Amendment to the Note Purchase Agreement. This amendment provides that the Company may incur indebtedness through the GE Financing. This amendment further provides that (1) the Company must maintain a ratio of consolidated total debt to total capitalization of not more than 55%, (2) the Company maintain a Fixed Charge Coverage Ratio of at least 1.10 on December 31, 1999, increasing to 1.25 on March 31, 2000 and 1.50 on March 31, 2001 and (3) the fixed charges used in calculating the Fixed Charge Coverage Ratio will not include 15% of the aggregate principal amount outstanding under the revolving credit facility through June 30, 2000.

On December 29, 1999, the Company entered into a Master Security Agreement with General Electric Capital Corporation ("GECC") and its assigns providing for a term loan of $35.0 million. The term loan is secured by certain of the Company's fixed assets, real estate, equipment, furniture and fixtures located in Atchison, Kansas and St. Joseph, Missouri, matures in December 2004, and bears interest at a fixed rate of 9.05%. On December 29, 1999 the proceeds of the term loan, together with borrowings under the Company's revolving credit facility, were used to retire the $35.7 million of outstanding indebtedness under the Company's term loan under its bank credit facility.

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

YEAR 2000 COMPUTER ISSUES

Prior to December 31, 1999, management of the Company completed its review of hardware and software systems to identify those systems that could be affected by the "Year 2000" issue, as well as surveys of key vendors and service providers for Year 2000 risks. As of the date of this filing, the Company has experienced no disruptions or other significant problems related to Year 2000 issues. Additionally, to date, there have been no Year 2000 related failures in the respect of supplies or services from vendors and service providers.

However, if Year 2000 issues develop subsequent to the date of this filing which impact the ability of vendors or service providers to adequately supply the Company, there could be a material adverse impact on the Company's operations.

The Company incurred approximately $2.4 million in costs related to Year 2000 issues and does not expect to incur material Year 2000 transition costs in the future.

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

The Company's primary interest rate exposures relate to its cash and short-term investments, fixed and variable rate debt and interest rate swaps, which are mainly exposed to changes in short-term interest rates (e.g. USD LIBOR). The potential loss in fair values is based on an immediate change in the net present values of the Company's interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% change in interest rates would have a material impact on the Company's earnings of approximately $200,000 and $660,000 in fiscal 1999 and the first half of fiscal 2000, respectively.

The Company's exposure to fluctuations in currency rates against the pound sterling and Canadian dollar result from the Company's holdings in cash and short-term investments and its utilization of foreign currency forward exchange contracts to hedge customer receivables and firm commitments. The potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of the Company's currency exposures due to a 10% shift in exchange rates versus the pound sterling and Canadian dollar. The potential loss in cash flows and earnings is based on the change in cash flow and earnings over a one-year period resulting from an immediate 10% change in currency exchange rates versus the pound sterling and Canadian dollar. Based on the Company's holdings of financial instruments at June 30, 1999 and December 31, 1999, a hypothetical 10% depreciation in the pound sterling and the Canadian dollar versus all other currencies would have a material impact on the Company's earnings of approximately $2.7 million and $5.6 million in fiscal 1999 and the first half of fiscal 2000, respectively. The Company's analysis does not include the offsetting impact from its underlying hedged exposures (customer receivables and firm commitments). If the Company included these underlying hedged exposures in its sensitivity analysis, these exposures would substantially offset the financial impact of its foreign currency forward exchange contracts due to changes in currency rates.

PART II

ITEM 1 - Legal Proceedings

                  An accident, involving an explosion and fire, occurred on February 25, 1999, at Jahn, a wholly-owned subsidiary of the Company located in Springfield, Massachusetts. Nine employees were seriously injured and there have been three fatalities. The damage was confined to the shell molding area and boiler room. The other areas of the foundry are operational. Molds are currently being produced at other foundries as well as Jahn while the repairs are made.

                  The Company carries insurance for property and casualty damages (over $475 million of coverage), business interruption (approximately $115 million of coverage), general liability ($51 million of coverage) and workers' compensation (up to full statutory liability) for itself and its subsidiaries. The Company recorded charges of $450,000 ($750,000 before tax) during the third quarter of fiscal 1999, primarily reflecting the deductibles under the Company's various insurance policies. At this time there can be no assurance that the Company's ultimate costs and expenses resulting from the accident will not exceed available insurance coverage by an amount which could be material to its financial condition or results of operations.

                  A civil action has been commenced in Massachusetts state court on behalf of the estates of deceased workers, their families, injured workers and their families, against the supplier of a chemical compound used in Jahn's manufacturing process. Counsel for the plaintiffs informally have indicated a desire to explore whether any facts would support adding the Company to that litigation as a jointly and severally liable defendant. The Company's comprehensive general liability insurance carrier has retained counsel on behalf of Jahn and the Company and is monitoring the situation. It is too early to assess the potential liability for such a claim, which in any event the Company would aggressively defend. Plaintiff's counsel has informally raised the possibility of seeking to make a double recovery under the workers' compensation policy in force for Jahn, contending that there was willful misconduct on Jahn's part leading to the accident. Such recovery, if pursued and made, would be of a material nature. It is too early to assess the potential liability for such a claim, which in any event Jahn would aggressively defend. The supplier of the chemical compound, Borden Chemical, Inc., has filed a Third Party Complaint against Jahn in Massachusetts State Court on February 2, 2000 attempting to enforce an alleged Indemnity Agreement. It is too early to assess the potential liability for such a claim, which Jahn would aggressively defend.

ITEM 2 - Changes in Securities and Use of Proceeds

           Unregistered  Securities Transactions

           In lieu of cash compensation for services rendered in their capacity as Directors of the Company, Mr. David Belluck, Mr. Ray Witt, Mr. John Whitney and Mr. Stuart Uram were each provided at their election 2,314 shares of common stock on August 3, 1999, with a then-current market value of $9.91 per share. Such transactions were exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act.

ITEM 3 - Defaults Upon Senior Securities

         NOT APPLICABLE

ITEM 4 - Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders was held on November 19, 1999

         Stockholders owning 7,420,926 shares voted in favor of Ray H. Witt as a Class III director. There were 53,945 shares withheld. Stockholders owning 7,398,546 shares voted in favor of Stuart Z. Uram as a Class III director. There were 76,405 shares withheld. Accordingly, Mr. Witt and Dr. Uram were elected as Class III directors for a term of three years. Previously elected and continuing to serve their terms are Hugh H. Aiken, David L. Belluck and John O. Whitney.

ITEM 5 - Other Information

         On January 4, 2000 the Company's Board of Directors elected David Colburn to the Board, as a Class I Director, with a term expiring in November 2000. Mr. Colburn, age 41, is a private investor based in Northbrook, Illinois. Mr. Colburn is President of the general partner of Lincolnshire Associates, a member of the investment committee of the Employees' Retirement Plan of Consolidated Electrical Distributors, Inc., and affiliated with Edmundson International, Inc. Edmundson International and its affiliates constitute the Company's largest shareholder.

ITEM 6 - Exhibits and Reports of Form 8-K

         (A)    Exhibits

                4.0 Long-term debt instruments of the Company in amounts not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis will be furnished to the Commission upon request

                4.1 Fifth Amendment dated as of December 21, 1999 to the Note Purchase Agreement dated July 29, 1994, between the Company and Teachers Insurance and Annuity Association of America

                4.2 Fifth Amendment to the Amended and Restated Credit Agreement dated as of December 21, 1999, among the Company, the Banks party thereto, and Harris Trust and Savings Bank, as Agent

                27     Financial Data Schedule

         (B)    Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

                         * * * * * * * * * * * * * * * *

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ATCHISON CASTING CORPORATION
                                             ----------------------------------------------
                                             (Registrant)


DATE:   February 11,  2000                   /s/ HUGH H. AIKEN
                                             ----------------------------------------------
                                             Hugh H. Aiken, Chairman of the
                                             Board, President and Chief
                                             Executive Officer


DATE:   February 11, 2000                    /s/ KEVIN T. MCDERMED
                                             ----------------------------------------------
                                             Kevin T. McDermed, Vice President, Chief
                                             Financial Officer, Treasurer and Secretary