Form 10-Q
period 2000-03-31
ATCHISON CASTING CORP
filed 2000-05-12
CIK 911115

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                            -------------------------

Commission File Number 1-12541

                          Atchison Casting Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Kansas                                                48-1156578
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

400 South Fourth Street, Atchison, Kansas                           66002
-----------------------------------------                    -------------------
(Address of principal executive offices)                          (Zip Code)

(Registrant's telephone number, including area code) (913) 367-2121

                                 Not Applicable
--------------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report.)

                          ----------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements from the past 90 days. Yes /X/. No / /.

There were 7,661,545 shares of common stock, $.01 par value per share, outstanding on May 12, 2000.

                                     PART I


ITEM 1.  Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In Thousands)

                                                                                   March 31,                    June 30,
                                                                                     2000                         1999
                                                                                ----------------             ---------------
                                     ASSETS
                           --------------------------
CURRENT ASSETS:
    Cash and cash equivalents                                                            $2,890                      $4,222
    Customer accounts receivable, net of allowance for                                   90,841                      83,235
      doubtful accounts of $497 and $591, respectively
    Inventories                                                                          65,543                      68,777
    Deferred income taxes                                                                 2,737                       1,988
    Other current assets                                                                 26,443                      18,829

                                                                                ----------------             ---------------
             Total current assets                                                       188,454                     177,051


PROPERTY, PLANT AND EQUIPMENT, Net                                                      153,607                     150,056

INTANGIBLE ASSETS, Net                                                                   31,766                      32,846

DEFERRED FINANCING COSTS, Net                                                               900                         660

OTHER ASSETS                                                                             14,251                      15,153



                                                                                ----------------             ---------------
TOTAL                                                                                  $388,978                    $375,766
                                                                                ================             ===============



                            See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                                   (Unaudited)
                                 (In Thousands)

                                                                              March 31,             June 30,
                                                                                2000                  1999
                                                                           ----------------      ----------------
               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                                               $43,437               $39,452
    Accrued expenses                                                                49,403                43,130
    Current maturities of long-term obligations                                      7,685                 8,833

                                                                           ----------------      ----------------
           Total current liabilities                                               100,525                91,415

LONG-TERM OBLIGATIONS                                                              111,249               104,607

DEFERRED INCOME TAXES                                                                9,798                17,334

OTHER LONG-TERM OBLIGATIONS                                                          2,209                 3,969

EXCESS OF FAIR VALUE OF ACQUIRED NET ASSETS                                          5,530                 6,889
     OVER COST, Net of accumulated amortization of $1,890
     and $1,776, respectively

POSTRETIREMENT OBLIGATION OTHER THAN PENSION                                         8,921                 8,278

MINORITY INTEREST IN SUBSIDIARIES                                                    1,796                 4,205

                                                                           ----------------      ----------------
           Total liabilities                                                       240,028               236,697


STOCKHOLDERS' EQUITY:

     Preferred stock, $.01 par value, 2,000,000                                          -                     -
       authorized shares; no shares issued and outstanding

     Common stock, $.01 par value, 19,300,000                                           83                    83
       authorized shares; 8,284,247 and 8,259,603
       shares issued, respectively

     Class A common stock (non-voting), $.01 par value,                                  -                     -
       700,000 authorized shares; no shares issued and
       outstanding

     Additional paid-in capital                                                     81,399                81,216

     Retained earnings                                                              74,612                65,011

     Accumulated foreign currency translation adjustment                            (1,096)               (1,193)
                                                                           ----------------      ----------------
                                                                                   154,998               145,117
     Less shares held in treasury:
       Common stock, 622,702 and 622,702 shares, respectively,  at cost             (6,048)               (6,048)


                                                                           ----------------      ----------------
           Total stockholders' equity                                              148,950               139,069

                                                                           ----------------      ----------------
TOTAL                                                                             $388,978              $375,766
                                                                           ================      ================


                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)
                                 (Unaudited)


                                                        Three Months Ended                             Nine Months Ended
                                                            March 31,                                        March 31,
                                                      2000                  1999                   2000                  1999
                                           ----------------      ---------------        ----------------      ----------------
NET SALES                                         $124,745             $119,533                $350,149              $359,064

COST OF GOODS SOLD                                 111,053              101,998                 308,713               308,861

                                           ----------------      ---------------        ----------------      ----------------
GROSS PROFIT                                        13,692               17,535                  41,436                50,203


OPERATING EXPENSES:

  Selling, general and administrative               11,030               12,711                  31,987                35,299

  Amortization of intangibles                          (68)                 234                    (360)                  803

  Other income                                           -                    -                    (681)                    -

                                           ----------------      ---------------        ----------------      ----------------
     Total operating expenses                       10,962               12,945                  30,946                36,102


                                           ----------------      ---------------        ----------------      ----------------
OPERATING INCOME                                     2,730                4,590                  10,490                14,101

INTEREST EXPENSE                                     2,445                2,162                   6,956                 6,284

MINORITY INTEREST IN NET INCOME                         44                   59                     108                   110
   OF SUBSIDIARIES

                                           ----------------      ---------------        ----------------      ----------------
INCOME BEFORE TAXES                                    241                2,369                   3,426                 7,707

INCOME TAXES                                        (7,604)               1,104                  (6,175)                3,397

                                           ----------------      ---------------        ----------------      ----------------
NET INCOME                                          $7,845               $1,265                  $9,601                $4,310
                                           ================      ===============        ================      ================


NET INCOME PER COMMON AND
  EQUIVALENT SHARE:
    BASIC                                            $1.03                $0.17                   $1.26                 $0.55
                                           ================      ===============        ================      ================

    DILUTED                                          $1.03                $0.17                   $1.26                 $0.55
                                           ================      ===============        ================      ================


WEIGHTED AVERAGE NUMBER OF
  COMMON AND EQUIVALENT
  SHARES OUTSTANDING:
    BASIC                                        7,651,746            7,619,587               7,644,269             7,844,987
                                           ================      ===============        ================      ================

    DILUTED                                      7,651,828            7,619,587               7,648,400             7,844,987
                                           ================      ===============        ================      ================

                    See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)
                                   (Unaudited)


                                                      Three Months Ended                   Nine Months Ended
                                                           March 31,                            March 31,
                                                     2000             1999               2000           1999
                                                 -----------      -----------         ----------      ---------
NET INCOME                                           $7,845           $1,265             $9,601         $4,310

OTHER COMPREHENSIVE INCOME,
   BEFORE TAX:

  Foreign currency translation adjustments             (487)            (193)                97           (586)

                                                 -----------      -----------         ----------      ---------
OTHER COMPREHENSIVE INCOME,
  BEFORE TAX                                         $7,358           $1,072             $9,698         $3,724

INCOME TAX EXPENSE RELATED
   TO ITEMS OF OTHER
   COMPREHENSIVE INCOME                                  -               -                  -              -


                                                 -----------      -----------         ----------      ---------
OTHER COMPREHENSIVE INCOME,
   NET OF TAX                                        $7,358           $1,072             $9,698         $3,724
                                                 ===========      ===========         ==========      =========

                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In Thousands)
                                   (Unaudited)


                                                                                           Nine Months Ended
                                                                                               March 31,
                                                                                  2000                            1999
                                                                           ----------------                ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                     $9,601                          $4,310
     Adjustments to reconcile net income to
       net cash provided by operating activities:
                 Depreciation and amortization                                      10,672                          10,421
                 Minority interest in net income of subsidiaries                       (19)                            106
                 Loss (Gain) on disposal of capital assets                              98                            (185)
                 Gain on termination of interest rate swap agreement                  (681)                              -
                 Deferred income taxes                                              (8,228)                            305
                 Changes in assets and liabilities (exclusive of
                   effects of acquired companies):
                   Receivables                                                      (4,704)                          7,396
                   Inventories                                                       3,719                          (2,626)
                   Other current assets                                             (7,540)                         (6,122)
                   Accounts payable                                                  2,950                           2,734
                   Accrued expenses                                                  5,574                          (2,792)
                   Postretirement obligation other
                     than pension                                                      643                             449
                   Other                                                            (1,738)                          1,182
                                                                           ----------------                ----------------
                                 Cash provided by operating activities              10,347                          15,178
                                                                           ----------------                ----------------


CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                          (14,951)                        (16,903)
     Payment for purchase of net assets of subsidiaries,
         net of cash acquired                                                         (887)                         (7,396)
     Proceeds from sale of capital assets                                              267                           1,662
     Payment for investment in unconsolidated subsidiary                                 -                            (150)

                                                                           ----------------                ----------------
                                 Cash used in investing activities                 (15,571)                        (22,787)
                                                                           ----------------                ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock, net of costs                              183                             193
     Payment for repurchase of common stock                                              -                          (6,048)
     Payment for purchase of stock in subsidiaries                                  (2,557)                           (405)
     Proceeds from issuance of long-term obligations                                35,000                               -
     Payments on long-term obligations                                             (41,069)                         (4,510)
     Capitalized financing costs paid                                                 (525)                              -
     Termination of interest rate swap agreement                                     1,238                               -
     Net borrowings under revolving loan notes                                      11,563                          20,150

                                                                           ----------------                ----------------
                                 Cash provided by financing activities               3,833                           9,380


EFFECT OF EXCHANGE RATE ON CASH                                                         59                            (177)

                                                                           ----------------                ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (1,332)                          1,594

CASH AND CASH EQUIVALENTS, Beginning of period                                       4,222                           9,336

                                                                           ----------------                ----------------
CASH AND CASH EQUIVALENTS, End of period                                            $2,890                         $10,930
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

                  Certain March 31, 1999 amounts have been reclassified to conform with March 31, 2000 classifications.

         2.       Summary of Significant Accounting Policies

                  PRODUCT WARRANTIES - The Company provides for estimated product warranty costs based on historical experience at the time the product is sold and accrues for specific items at the time their existence is known and the amounts are determinable.

                  DEFERRED FINANCING COSTS - Costs incurred in connection with obtaining or amending financing are capitalized and amortized over the remaining term of the related debt instrument on a method approximating the interest method.

                  FOREIGN CURRENCY TRANSLATION - Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rate of exchange at the balance sheet date. Revenues and expenses are translated into U.S. dollars at average monthly exchange rates prevailing during the year. Resulting translation adjustments are recorded in the accumulated foreign currency translation adjustment account, which is a component of other comprehensive income and a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in the results of operations as incurred.

                  LONG-LIVED ASSETS - The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset.

         3.        Inventories

                                                            As of
                                               --------------------------------
                                               March 31,               June 30,
                                                  2000                   1999
                                                  ----                   ----
                                                         (Thousands)
                Raw materials                  $   9,826               $  10,414
                Work-in-process                   37,242                  41,431
                Finished goods                    14,303                  12,736
                Deferred supplies                  4,172                   4,196
                                               ---------               ---------
                                               $  65,543               $  68,777
                                               =========               =========

         4.       Income Taxes

                  The provision for income taxes consisted of:

                                                   Nine Months Ended
                                                       March 31,
                                               2000                   1999
                                               ----                   ----
                                                      (Thousands)
              Current:
                  Domestic                    $    816              $  1,737
                  Foreign                        1,237                 1,355
                                              --------              --------
                                              $  2,053              $  3,092

              Deferred:
                  Domestic                    $ (7,746)             $    131
                  Foreign                         (482)                  174
                                              --------              --------
                                              $ (8,228)             $    305
                                              --------              --------
              Total                           $ (6,175)             $  3,397
                                              ========              ========


                  The Company has recorded a $7.8 million deferred income tax benefit in fiscal 2000 with respect to the reinvestment of certain flood insurance proceeds received in 1995 and 1996. The Company recorded pretax gains of approximately $20.1 million in 1995 and 1996 related to insurance proceeds resulting from flood damage to the Company's Atchison, Kansas foundry in July 1993. For federal income tax purposes, the Company treated the flood as an involuntary conversion event under the Internal Revenue Code ("Code") and related Treasury Regulations.

                  The Code provides generally that if certain conditions are met, gains on insurance proceeds from an involuntary conversion are not taxable if the proceeds are reinvested in qualified replacement property within two years after the close of the first taxable year in which any part of the conversion gain is realized. The Company believed that its treatment of certain foundry subsidiary stock acquisitions as qualified replacement property was subject to potential challenge by the Internal Revenue Service ("Service") in 1996 (the first year in which involuntary conversion gain was realized for federal income tax purposes). The Company recorded income tax expense on the insurance gains in 1996 pending review of its position by the Service or the expiration of the statute of limitations under the Code for the Service to assess income taxes with respect to the Company's position.

                  The Company's treatment of certain foundry subsidiary stock acquisitions as qualified replacement property creates differing basis in the foundry subsidiary stock for financial statement and tax purposes. These differences have not been recognized as taxable temporary differences under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," since the subsidiary basis differences can be permanently deferred through subsidiary mergers or tax-free liquidations. On March 15, 2000, the statute of limitations for the Service to assess taxes with respect to the Company's position expired. The deferred taxes recorded in the consolidated financial statements in prior years were no longer required.

         5.       Additional Cash Flow Information

                                                       Nine Months Ended
                                                           March 31,
                                                      2000               1999
                                                      ----               ----
                                                          (Thousands)
                 Cash paid during the period for:
                   Interest                          $  7,274          $  6,677
                                                     ========          ========
                   Income Taxes                      $  1,674          $  5,074
                                                     ========          ========

                  During the third quarter of fiscal 2000 the Company capitalized $8,000 of interest expense related to construction-in-progress.

         6.       Earnings Per Share

                  Following is a reconciliation of basic and diluted EPS for the three-month and nine-month periods ended March 31, 2000 and 1999, respectively.


FOR THE THREE MONTHS ENDED MARCH 31, 2000
-----------------------------------------

                                                                  Weighted
                                                                  Average            Earnings
                                               Net Income          Shares            Per Share
                                              ------------       ----------          ---------
Basic EPS
  Income available to
     common stockholders                       $ 7,845,000        7,651,746          $ 1.03
Effect of Dilutive Securities
   Options                                                               82
                                              ------------       ----------          ------
Diluted EPS                                    $ 7,845,000        7,651,828          $ 1.03
                                              ============       ==========          ======

FOR THE THREE MONTHS ENDED MARCH 31, 1999
-----------------------------------------

                                                                  Weighted
                                                                  Average            Earnings
                                               Net Income          Shares            Per Share
                                              ------------       ---------           ---------
Basic EPS
  Income available to
     common stockholders                       $ 1,265,000     7,619,587             $ 0.17
Effect of Dilutive Securities
   Options                                                             -
                                              ------------    ----------             ------
Diluted EPS                                    $ 1,265,000     7,619,587             $ 0.17
                                              ============    ==========             ======

FOR THE NINE MONTHS ENDED MARCH 31, 2000
----------------------------------------

                                                                  Weighted
                                                                  Average            Earnings
                                               Net Income          Shares            Per Share
                                              ------------       ----------          ---------
Basic EPS
  Income available to
     common stockholders                       $ 9,601,000        7,644,269          $ 1.26
Effect of Dilutive Securities
   Options                                                            4,131
                                              ------------       ----------          ------
Diluted EPS                                    $ 9,601,000        7,648,400          $ 1.26
                                              ============       ==========          ======

FOR THE NINE MONTHS ENDED MARCH 31, 1999
----------------------------------------

                                                                  Weighted
                                                                  Average            Earnings
                                               Net Income          Shares            Per Share
                                              ------------       ----------          ---------
Basic EPS
  Income available to
     common stockholders                       $ 4,310,000        7,844,987          $ 0.55
Effect of Dilutive Securities
   Options                                                                -
                                              ------------       ----------          ------
Diluted EPS                                    $ 4,310,000        7,844,987          $ 0.55
                                              ============       ==========          ======

         7.       Jahn Foundry Corp. Industrial Accident

                  An accident, involving an explosion and fire, occurred on February 25, 1999, at Jahn, a wholly-owned subsidiary of the Company located in Springfield, Massachusetts. Nine employees were seriously injured and there have been three fatalities. The damage was confined to the shell molding area and boiler room. The other areas of the foundry are operational. Molds are currently being produced at other foundries as well as Jahn while the repairs are made. The new shell molding department is scheduled to be in operation this summer.

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

                  A civil action has been commenced in Massachusetts state court on behalf of the estates of deceased workers, their families, injured workers and their families, against the supplier of a chemical compound used in Jahn's manufacturing process. Counsel for the plaintiffs informally have indicated a desire to explore whether any facts would support adding the Company to that litigation as a jointly and severally liable defendant. The supplier of the chemical compound, Borden Chemical, Inc., filed a Third Party Complaint against Jahn in Massachusetts State Court on February 2, 2000 seeking indemnity for any liability it has to the plaintiffs in the civil action. The Company's comprehensive general liability insurance carrier has retained counsel on behalf of Jahn and the Company and is aggressively defending Jahn in the Third Party Complaint, as well as monitoring the situation on behalf of the Company. It is too early to assess the potential liability to Jahn for the Third Party Complaint and the potential liability to the Company for any claim, which in any event the Company would aggressively defend. Plaintiff's counsel has informally raised the possibility of seeking to make a double recovery under the workers' compensation policy in force for

                  Jahn, contending that there was willful misconduct on Jahn's part leading to the accident. Such recovery, if pursued and made, would be of a material nature. It is too early to assess the potential liability for such a claim, which in any event Jahn would aggressively defend.

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

         8.       New Accounting Pronouncements

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

         9. Sixth Amendment to the Amended and Restated Credit Agreement and the Note Purchase Agreement

                  On February 15, 2000, the Company and its lenders and the insurance company holding the Company's $20 million aggregate principal amount of unsecured senior notes (the "Notes") entered into the Sixth Amendments (the "Sixth

                  Amendments") to the Credit Agreement and the Note Purchase Agreement. Together with the GECC term loan, the Sixth Amendments provided for the perfection of a security interest in favor of GECC, the lenders under the Credit Agreement and the holder of the Notes in substantially all of the Company's assets other than real estate.

         10. Seventh Amendment and Waiver to the Amended and Restated Credit Agreement

                  On May 1, 2000, the Company and its lenders entered into the Seventh Amendment and Waiver (the "Seventh Amendment") to the Credit Agreement. The Seventh Amendment provides, among other things, for a waiver of compliance by the Company with the Cash Flow Leverage Ratio covenant through July 1, 2000. The Cash Flow Leverage Ratio covenant required the Company to maintain a ratio of total debt to earnings before interest, taxes, depreciation and amortization of no greater than 3.2. Absent the waiver, the Company would not have been in compliance with the Cash Flow Leverage Ratio.

         11.      Termination of Interest Rate Swap Agreement

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

                  At March 31, 2000, the Company has one interest rate swap agreement outstanding with a notional amount of $15 million, under which the Company pays a fixed rate of interest and receives a floating rate of interest over the remaining term of the agreement. This agreement is designated as a hedge of the Company's revolving credit facility.

ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

Net sales for the third quarter of fiscal 2000 were $124.7 million, representing an increase of $5.2 million, or 4.4%, from net sales of $119.5 million in the third quarter of fiscal 1999. The Company's Fonderie d'Autun ("Autun") operation, acquired by the Company on February 25, 1999, generated net sales of $3.9 million in the third quarter of fiscal 2000, compared to $1.2 million in the third quarter of fiscal 1999.

Excluding net sales generated by Autun, net sales for the third quarter of fiscal 2000 were $120.8 million, representing an increase of $2.5 million, or 2.1%, from net sales of $118.3 million in the third quarter of fiscal 1999. This 2.1% increase in net sales was due primarily to increases in net sales to the steel and power generation markets, partially offset by a decrease in net sales to the rail market.

Net sales for the first nine months of fiscal 2000 were $350.1 million, representing a decrease of $9.0 million, or 2.5%, from net sales of $359.1 million in the first nine months of fiscal 1999. The operations acquired by the Company in fiscal 1999 generated net sales of $16.7 million and $29.9 million in the first nine months of fiscal 1999 and fiscal 2000, respectively, as follows:


                                                                              FY 99 First Nine        FY 00 First Nine
                                                                                   Months                 Months
Operation                                                  Date Acquired          Net Sales              Net Sales
---------                                                  -------------          ---------              ---------
London Precision Machine & Tool Ltd.                      09 / 01 / 98            $15.5 million          $16.0 million
Fonderie d'Autun                                          02 / 25 / 99              1.2 million           13.9 million

Excluding net sales generated by the operations acquired in fiscal 1999, net sales for the first nine months of fiscal 2000 were $320.2 million, representing a decrease of $22.2 million, or 6.5%, from net sales of $342.4 million in the first nine months of fiscal 1999. This 6.5% decrease in net sales was due primarily to decreases in net sales to the offshore oil and gas, mining and steel markets, partially offset by increases in net sales to the rail and military markets. Sheffield's net sales for the first nine months of fiscal 2000 decreased $16.7 million from net sales in the first nine months of fiscal 1999. In addition to the weak market conditions, net sales have also been impacted by the bankruptcy of a major customer at the Company's PrimeCast, Inc. ("PrimeCast") subsidiary. Through fiscal 2000, PrimeCast has aggressively worked at replacing the volume lost from Beloit Corporation, which filed for bankruptcy in June 1999. For the first nine months of fiscal 2000, PrimeCast's net sales were $18.2 million compared to net sales of $22.4 million in the first nine months of fiscal 1999. Of this $4.2 million decrease, $2.6 million represented decreased net sales to Beloit Corporation.

Gross profit for the third quarter of fiscal 2000 decreased by $3.8 million, or 21.7%, to $13.7 million, or 11.0% of net sales, compared to $17.5 million, or 14.7% of net sales, for the third quarter of fiscal 1999. Gross profit for the first nine months of fiscal 2000 decreased by $8.8 million, or 17.5%, to $41.4 million, or 11.8% of net sales, compared to $50.2 million, or 14.0% of net sales, for the first nine months of fiscal 1999. The decrease in gross profit and gross profit as a percentage of net sales was primarily due to lower net sales and reduced absorption of overhead at the Company's subsidiaries which primarily serve the mining, offshore oil and gas and steel markets, and the launching of new products to replace lost volume. The largest impact of these weak market conditions was at Sheffield, where its gross profit for the third quarter of fiscal 2000 decreased by $3.5 million to 5.4% of net sales, compared to 16.5% of net sales for the third quarter of fiscal 1999. Sheffield's gross profit for the first nine months of fiscal 2000 decreased by $6.8 million to 9.3% of net sales, compared to 14.4% of net sales for the first nine months of fiscal 1999.

The bankruptcy of a major customer at PrimeCast and, with a lesser impact, the loss of a major customer at Claremont Foundry, Inc. have also had a negative effect on gross profit. Lower sales volume, coupled with the costs of developing new customers and training employees on new work has resulted in lower gross profits at these operations. PrimeCast's gross profit for the first nine months decreased by $2.3 million from a gross profit of $2.0 million for the first nine months of fiscal 1999. The Company continues to review several options to restore profitability to these operations.

Selling, general and administrative expense ("SG&A") for the third quarter of fiscal 2000 was $11.0 million, or 8.8% of net sales, compared to $12.7 million, or 10.6% of net sales, in the third quarter of fiscal 1999. For the first nine months of fiscal 2000, SG&A was $32.0 million, or 9.1% of net sales, compared to $35.3 million, or 9.8% of net sales, for the first nine months of fiscal 1999. The decrease in SG&A expense is primarily due to the consolidation of four operating units into two at the Company's Sheffield subsidiary.

Other income for the first nine months of fiscal 2000 was $681,000 ($406,000 after tax). This $681,000 reflects a net gain on the termination of interest rate swap agreements. The net gain was triggered by the Company's early retirement of a term loan (see Footnote 11 of Notes to Consolidated Financial Statements).

The Company has recorded intangible assets, consisting of goodwill, in connection with certain of the Company's acquisitions. Amortization of these assets for the third quarter of fiscal 2000 was expense of $375,000, or 0.3% of net sales, as compared to $373,000, or 0.3% of net sales, in the third quarter of fiscal 1999. Amortization of these assets for the first nine months of fiscal 2000 was expense of $1.1 million, or 0.3% of net sales, as compared to $1.1 million, or 0.3% of net sales, in the first nine months of fiscal 1999. The Company has also recorded a liability, consisting of the excess of acquired net assets over cost ("negative goodwill"), in connection with the acquisitions of Canadian Steel Foundries Ltd. ("Canadian Steel") and Autun. The amortization of negative goodwill was a credit to income in the third quarter of fiscal 2000 of $443,000, or 0.4% of net sales, as compared to $139,000, or 0.1% of net sales, in the third quarter of fiscal 1999. Amortization of negative goodwill was a credit to income in the first nine months of fiscal 2000 of $1.5 million, or 0.4% net sales, as compared to $256,000, or 0.2% of net sales, in the first nine months of fiscal 1999.

Interest expense for the third quarter of fiscal 2000 increased to $2.4 million, or 1.9% of net sales, from $2.2 million or 1.8% of net sales, in the third quarter of fiscal 1999. For the first nine months of fiscal 2000, interest expense increased to $7.0 million, or 2.0% of net sales, from $6.3 million, or 1.8% of net sales, in the first nine months of fiscal 1999. The increase in interest expense primarily reflects an increase in the average amount of outstanding indebtedness.

The Company has recorded a $7.8 million deferred income tax benefit in fiscal 2000 with respect to the reinvestment of certain flood insurance proceeds received in 1995 and 1996. The Company recorded pretax gains of approximately $20.1 million in 1995 and 1996 related to insurance proceeds resulting from flood damage to the Company's Atchison, Kansas foundry in July 1993. For federal income tax purposes, the Company treated the flood as an involuntary conversion event under the Internal Revenue Code ("Code") and related Treasury Regulations.

The Code provides generally that if certain conditions are met, gains on insurance proceeds from an involuntary conversion are not taxable if the proceeds are reinvested in qualified replacement property within two years after the close of the first taxable year in which any part of the conversion gain is realized. The Company believed that its treatment of certain foundry subsidiary stock acquisitions as qualified replacement property was subject to potential challenge by the Internal Revenue Service ("Service") in 1996 (the first year in which involuntary conversion gain was realized for federal income tax purposes). The Company recorded income tax expense on the insurance gains in 1996 pending review of its position by the Service or the expiration of the statute of limitations under the Code for the Service to assess income taxes with respect to the Company's position.

The Company's treatment of certain foundry subsidiary stock acquisitions as qualified replacement property creates differing basis in the foundry subsidiary stock for financial statement and tax purposes. These differences have not been recognized as taxable temporary differences under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," since the subsidiary basis differences can be permanently deferred through subsidiary mergers or tax-free liquidations. On March 15, 2000, the statute of limitations for the Service to assess taxes with respect to the Company's position expired. The deferred taxes recorded in the consolidated financial statements in prior years were no longer required.

Excluding this $7.8 million deferred income tax benefit, income tax expense for the third quarter and first nine months of fiscal 2000 reflected an effective rate of approximately 64% and 45% respectively, which are higher than the combined federal, state and provincial statutory rate because of the provision for tax benefits at lower effective rates on losses at certain subsidiaries. Income tax expense for the third quarter of fiscal 1999 reflected an effective rate of approximately 46%. Income tax expense for the first nine months of fiscal 1999 reflected an effective rate of approximately 44%.
The Company's combined effective tax rate reflects the different federal, state and provincial statutory rates of the various jurisdictions in which the Company operates, and the proportion of taxable income earned in each of those tax jurisdictions.

As a result of the foregoing, net income for the third quarter of fiscal 2000 was $7.8 million compared to net income of $1.3 million for the third quarter of fiscal 1999. Net income for the first nine months of fiscal 2000 was $9.6 million compared to net income of $4.3 million for the first nine months of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by operating activities for the first nine months of fiscal 2000 was $10.3 million, a decrease of $4.9 million from the first nine months of fiscal 1999. This decrease was primarily attributable to increased working capital requirements relating to increased accounts receivable balances.

Working capital was $87.9 million at March 31, 2000, as compared to $85.6 million at June 30, 1999. The increase primarily resulted from a reduction in the current maturities of long-term obligations.

During the first nine months of fiscal 2000, the Company made capital expenditures of $15.0 million, as compared to $16.9 million for the first nine months of fiscal 1999. Included in the first nine months of fiscal 2000 were capital expenditures of $3.6 million to rebuild the shell molding area and boiler room damaged in the industrial accident on February 25, 1999 at Jahn Foundry Corp. ("Jahn") (see below) and $2.4 million to expand Autun's product line capabilities in the manufacture of gray and ductile iron castings. Included in the first nine months of fiscal 1999 were capital expenditures of $2.1 million on upgrading the 1,500 ton forging press to 2,500 tons at Sheffield. The balance of capital expenditures in both periods were used for routine projects at each of the Company's facilities.

On August 12, 1998, the Company announced that its Board of Directors had authorized a stock repurchase program of up to 1.2 million common shares of its then outstanding 8.2 million common shares. Through February 18, 2000, the Company had repurchased 586,700 shares at a cost of $6.0 million. On February 18, 2000, the Board of Directors terminated the stock repurchase program.

Total indebtedness of the Company at March 31, 2000 was $118.9 million, as compared to $113.4 million at June 30, 1999. This increase of $5.5 million primarily reflects borrowings of $1.8 million to purchase the remaining 10% of London Precision's outstanding capital stock and to fund the Company's capital expenditure programs. At March 31, 2000, $10.5 million was available for borrowing under the Company's revolving credit facility.

An accident, involving an explosion and fire, occurred on February 25, 1999, at Jahn, a wholly-owned subsidiary of the Company located in Springfield, Massachusetts. Nine employees were seriously injured and there have been three fatalities. The damage was confined to the shell molding area and boiler room. The other areas of the foundry are operational. Molds are currently being produced at other foundries as well as Jahn while the repairs are made. The new shell molding department is scheduled to be in operation this summer.

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

A civil action has been commenced in Massachusetts state court on behalf of the estates of deceased workers, their families, injured workers and their families, against the supplier of a chemical compound used in Jahn's manufacturing process. Counsel for the plaintiffs informally have indicated a desire to explore whether any facts would support adding the Company to that litigation as a jointly and severally liable defendant. The supplier of the chemical compound, Borden Chemical, Inc., filed a Third Party Complaint against Jahn in Massachusetts State Court on February 2, 2000 seeking indemnity for any liability it has to the plaintiffs in the civil action. The Company's comprehensive general liability insurance carrier has retained counsel on behalf of Jahn and the Company and is aggressively defending Jahn in the Third Party Complaint, as well as monitoring the situation on behalf of the Company. It is too early to assess the potential liability to Jahn for the Third Party Complaint and the potential liability to the Company for any claim, which in any event the Company would aggressively defend. Plaintiff's counsel has informally raised the possibility of seeking to make a double recovery under the workers' compensation policy in force for Jahn, contending that there was willful misconduct on Jahn's part leading to the accident. Such recovery, if pursued and made, would be of a material nature. It is too early to assess the potential liability for such a claim, which in any event Jahn would aggressively defend.

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

On October 20, 1999, the Company and the insurance company holding the Company's $20 million aggregate principal amount of unsecured, senior notes (the "Notes") entered into the Fourth Amendment to the Note Purchase Agreement. This amendment provides that the Company's subsidiary, Autun, is not subject to the provisions governing subsidiary indebtedness. It further provides that the Company and its subsidiaries may not make any investment in Autun and the Company must exclude Autun's results in the calculation of various financial covenants.

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

On December 21, 1999, the Company and its lenders entered into the Fifth Amendment (The "Fifth Amendment") to the Credit Agreement. The Fifth Amendment provided that the Company may incur up to $35 million of indebtedness from General Electric Capital Corporation or its assignees (the "GE Financing"). In addition, the Fifth Amendment provided that (1) the bank revolving credit facility will be increased from $70.0 million to $80.0 million through April 30, 2000, (2) the fixed charges used in calculating the Fixed Charge Coverage Ratio will not include 15% of the aggregate principal amount outstanding under the revolving credit facility through June 30, 2000 and (3) the Company will grant the lenders under the Credit Agreement liens in certain of the Company's assets.

On December 21, 1999, the Company and the insurance company holding the Notes entered into the Fifth Amendment to the Note Purchase Agreement. This amendment provided that the Company may incur indebtedness through the GE Financing. This amendment further provided that (1) the Company must maintain a ratio of consolidated total debt to total capitalization of not more than 55%, (2) the Company maintain a Fixed Charge Coverage Ratio of at least 1.10 on December 31, 1999, increasing to 1.25 on March 31, 2000 and 1.50 on March 31, 2001 and (3) the fixed charges used in calculating the Fixed Charge Coverage Ratio will not include 15% of the aggregate principal amount outstanding under the revolving credit facility through June 30, 2000.

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

On February 15, 2000, the Company, its lenders and the holder of the Notes entered into the Sixth Amendments (the "Sixth Amendments") to the Credit Agreement and the Note Purchase Agreement. Together with the GECC term loan, the Sixth Amendments provided for the perfection of a security interest in favor of GECC, the lenders under the Credit Agreement and the holder of the Notes in substantially all of the Company's assets other than real estate.

On May 1, 2000, the Company and its lenders entered into the Seventh Amendment and Waiver (the "Seventh Amendment") to the Credit Agreement. The Seventh Amendment provides, among other things, for a waiver of compliance by the Company with the Cash Flow Leverage Ratio covenant through July 1, 2000. The Cash Flow Leverage Ratio covenant requires the Company to maintain a ratio of total debt to earnings before interest, taxes, depreciation and amortization of no greater than 3.2. Absent the waiver, the Company would not have been in compliance with the Cash Flow Leverage Ratio.

The Company is currently negotiating with another financial institution to establish a new credit facility and is contemplating the issuance of senior secured notes through a private placement, subject to market conditions. While the Company believes that a new credit facility can be established or the existing facility could be restructured, no assurance of completion of any of these matters can be given. The Company believes that its operating cash flow and amounts available for borrowing under the new credit facility when established, the senior secured notes if issued and its existing revolving credit facility will be adequate to fund its capital expenditure and working capital requirements for the next 12 months. However, alternative financing arrangements are routinely evaluated and the level of capital expenditure and working capital requirements may be greater than currently anticipated as a result of the size and timing of future acquisitions, or as a result of unforeseen expenditures relating to compliance with environmental laws.

FORWARD-LOOKING STATEMENTS

The sections entitled "Liquidity and Capital Resources" and "Year 2000 Computer Issues" contain forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements such as "expects," "intends," "contemplating" and statements pertaining to the adequacy of funding for capital expenditure and working capital requirements for the next 12 months are not historical in nature. Among the factors that could cause actual results to differ materially from such forward-looking statements include: the completion of a new credit facility or restructuring of the existing credit facility, the size and timing of future acquisitions, business conditions and the state of the general economy, particularly the capital goods industry and the markets served by the Company, the strength of the U.S. dollar, Canadian dollar, British pound and the Euro, interest rates, inflation, the availability of labor, the successful conclusion of various union contract negotiations, the results of any litigation arising out of the accident at Jahn, the competitive environment in the casting industry and changes in laws and regulations that govern the Company's business, particularly environmental regulations.

ITEM 3.

                          DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative information about market risk was addressed in Item 7A of the Company's Form 10-K for the fiscal year ended June 30, 1999.

The Company's primary interest rate exposures relate to its cash and short-term investments, fixed and variable rate debt and interest rate swaps, which are mainly exposed to changes in short-term interest rates (e.g. USD LIBOR). The potential loss in fair values is based on an immediate change in the net present values of the Company's interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% change in interest rates would have a material impact on the Company's earnings of approximately $200,000 and $400,000 in fiscal 1999 and the first nine months of fiscal 2000, respectively.

The Company's exposure to fluctuations in currency rates against the British pound and Canadian dollar result from the Company's holdings in cash and short-term investments and its utilization of foreign currency forward exchange contracts to hedge customer receivables and firm commitments. The potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of the Company's currency exposures due to a 10% shift in exchange rates versus the British pound and Canadian dollar. The potential loss in cash flows and earnings is based on the change in cash flow and earnings over a one-year period resulting from an immediate 10% change in currency exchange rates versus the British pound and Canadian dollar. Based on the Company's holdings of financial instruments at June 30, 1999 and March 31, 2000, a hypothetical 10% depreciation in the British pound and the Canadian dollar versus all other currencies would have a material impact on the Company's earnings of approximately $2.7 million and $3.3 million in fiscal 1999 and the first nine months of fiscal 2000, respectively. The Company's analysis does not include the offsetting impact from its underlying hedged exposures (customer receivables and firm commitments). If the Company included these underlying hedged exposures in its sensitivity analysis, these exposures would substantially offset the financial impact of its foreign currency forward exchange contracts due to changes in currency rates.

PART II

ITEM 1 - Legal Proceedings

                  An accident, involving an explosion and fire, occurred on February 25, 1999, at Jahn, a wholly-owned subsidiary of the Company located in Springfield, Massachusetts. Nine employees were seriously injured and there have been three fatalities. The damage was confined to the shell molding area and boiler room. The other areas of the foundry are operational. Molds are currently being produced at other foundries as well as Jahn while the repairs are made. The new shell molding department is scheduled to be in operation this summer.

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

                  A civil action has been commenced in Massachusetts state court on behalf of the estates of deceased workers, their families, injured workers and their families, against the supplier of a chemical compound used in Jahn's manufacturing process. Counsel for the plaintiffs informally have indicated a desire to explore whether any facts would support adding the Company to that litigation as a jointly and severally liable defendant. The supplier of the chemical compound, Borden Chemical, Inc., filed a Third Party Complaint against Jahn in Massachusetts State Court on February 2, 2000 seeking indemnity for any liability it has to the plaintiffs in the civil action. The Company's comprehensive general liability insurance carrier has retained counsel on behalf of Jahn and the Company and is aggressively defending Jahn in the Third Party Complaint, as well as monitoring the situation on behalf of the Company. It is too early to assess the potential liability to Jahn for the Third Party Complaint and the potential liability to the Company for any claim, which in any event the Company would aggressively defend. Plaintiff's counsel has informally raised the possibility of seeking to make a double recovery under the workers' compensation policy in force for Jahn, contending that there was willful misconduct on Jahn's part leading to the accident. Such recovery, if pursued and made, would be of a material nature. It is too early to assess the potential liability for such a claim, which in any event Jahn would aggressively defend.

ITEM 2 - Changes in Securities and Use of Proceeds

         Unregistered  Securities Transactions

         NOT APPLICABLE

ITEM 3 - Defaults Upon Senior Securities

         NOT APPLICABLE

ITEM 4 - Submission of Matters to a Vote of Security Holders

         NOT APPLICABLE

ITEM 5 - Other Information

         NOT APPLICABLE

ITEM 6 - Exhibits and Reports of Form 8-K

         (A)      Exhibits

                  4.0 Long-term debt instruments of the Company in amounts not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis will be furnished to the Commission upon request.

                  4.1 Sixth Amendment to the Amended and Restated Credit Agreement dated as of February 15, 1999, among the Company, the Banks party thereto, and Harris Trust and Savings Bank, as Agent.

                  4.2 Sixth Amendment dated as of February 15, 2000 to the Note Purchase Agreement dated July 29, 1994, between the Company and Teachers Insurance and Annuity Association of America

                  4.3 Seventh Amendment to the Amended and Restated Credit Agreement dated as of May 1, 2000, among the Company, the Banks party thereto, and Harris Trust and Savings Bank, as Agent.

                  27       Financial Data Schedule

                  99       Valuation and Qualifying Accounts Schedule

         (B)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

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

                                    ATCHISON CASTING CORPORATION
                                    ----------------------------
                                             (Registrant)

DATE: May 12, 2000                  /s/ HUGH H. AIKEN
                                    -----------------------------------------
                                    Hugh H. Aiken, Chairman of the
                                    Board, President and Chief
                                    Executive Officer

DATE: May 12, 2000                  /s/ KEVIN T. MCDERMED
                                    ------------------------------------------
                                    Kevin T. McDermed, Vice President, Chief
                                    Financial Officer, Treasurer and Secretary