Form 10-K
period 2000-06-30
ATCHISON CASTING CORP
filed 2000-09-28
CIK 911115

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

       (Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 2000 OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         Commission file number 1-12541

                          ATCHISON CASTING CORPORATION
             (Exact name of registrant as specified in its charter)

          Kansas                                                48-1156578
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

         400 South Fourth Street
           Atchison, Kansas                                          66002
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (913) 367-2121

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                                       Name of Each Exchange on
    Title of Each Class                                     Which Registered
    -------------------                                     ----------------
Common Stock, $.01 par value                           New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the Common Stock, par value $.01 per share, of the registrant held by. nonaffiliates of the registrant as of September 25, 2000 was $31,496,112.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of September 25, 2000: 7,673,272 Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Proxy Statement for the Annual Meeting of Stockholders to be held November 17, 2000, are incorporated by reference into
Part III.

                                     PART I
    ITEM 1.   BUSINESS

    GENERAL

         Atchison Casting Corporation ("ACC", "Atchison" or the "Company") was formed in 1991 with the dual objectives of acting as a consolidator in the foundry industry and bringing new technology for casting design and manufacture to the foundries it acquires. While Atchison in its current form has been in operation since 1991, its operating units have been in continuous operation for much longer, in some cases for more than 100 years. The first foundry acquired by ACC, the steel-castings division of Rockwell International, has been in continuous operation since 1872. The period as a semi-captive foundry, under Rockwell, was characterized by high quality design and production, but less emphasis on outside customers and new markets.

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

         The Company was founded to make acquisitions in the highly fragmented foundry industry and to implement new casting design technology to make the foundries more competitive. Following the initial acquisition of the steel casting operations of Rockwell International in 1991, the Company has continued to acquire foundries in the U.S., Canada and Europe. As a result of these acquisitions, as well as internal growth, ACC's net sales have increased from approximately $54.7 million in its first fiscal year ended June 30, 1992, to $468.3 million for the fiscal year ended June 30, 2000, resulting in a compound annual growth rate of 30.8%. The Company did not make any acquisitions in fiscal 2000, and is not currently contemplating any major acquisitions in fiscal 2001. The Company's primary focus in fiscal 2001 will continue to be on the integration and improvement of existing operations.

         Since 1991, the number of customers served by the Company has increased from 12 to more than 600, including companies such as Caterpillar, Gardner Denver, General Motors, General Electric, Siemens Westinghouse, General Dynamics, Shell, British Steel, Nucor, GEC-Alstom, Ingersoll-Dresser, John Deere, DaimlerChrysler, Corus, CICH, Parker Hannifin, Weirton Steel and Meritor (formerly Rockwell International). The Company has received supplier excellence awards for quality from, or has been certified by, substantially all of its principal customers.

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

    COMPANY STRATEGY

         Until recently, ACC pursued growth and diversification through a two-pronged approach of: (i) making strategic acquisitions within the widely fragmented and consolidating foundry industry; and (ii) integrating the acquired foundries to achieve economies of scale, while strengthening marketing and promoting the use of new casting technology. ACC's primary focus since the beginning of fiscal 2000 has been on the integration and improvement of existing operations. No major acquisitions are currently contemplated during fiscal 2001.

         STRATEGIC ACQUISITIONS

         ACQUIRE LEADERS AND BUILD CRITICAL MASS. The Company initially acquired foundries that were considered leaders in their respective sectors. After acquiring a leader in a new market, ACC strives to make subsequent acquisitions that further penetrate that market and take advantage of the leader's technical expertise. The Atchison/St. Joe Division is a leader in the field of large, complex steel castings. This acquisition in 1991 provided credibility for ACC's presence in the industry and established a base for add-on acquisitions. Following the Atchison/St. Joe Division acquisition, the Company added capacity and strengthened its base through the add-on acquisitions of Amite Foundry and Machine, Inc. ("Amite") in 1993 and Canadian Steel Foundries, Ltd. ("Canadian Steel") in 1994. As an additional example, Prospect Foundry, Inc. ("Prospect") was acquired in 1994 due to its leading position in gray and ductile iron casting production. The subsequent acquisition of La Grange Foundry Inc. ("La Grange") in 1995 further enhanced ACC's position in this market.

         BROADEN PRODUCT OFFERINGS AND CAPABILITIES. The Company also acquired foundries that added a new product line or customer base that can be leveraged throughout ACC's network of foundries. For example, prior to the acquisition of Prospect in 1994, which expanded ACC's capabilities to include gray and ductile iron, the Company only produced carbon and low alloy steel castings. The acquisition of Quaker Alloy, Inc. ("Quaker Alloy") expanded ACC's stainless and high alloy steel capabilities to include a wider range of casting sizes. Los Angeles Die Casting Inc. ("LA Die Casting"), a leading die caster of aluminum and zinc components for the computer and recreation markets, provides ACC with an entry into the aluminum and zinc die casting markets. PrimeCast, Inc. ("PrimeCast") (formerly the Beloit Castings Division of Beloit Corporation) expanded ACC's capabilities to produce large iron castings. The acquisition of Sheffield Forgemasters Group Limited ("Sheffield") brings to ACC the ability to offer cast and forged rolls, larger steel castings and centrifically cast parts. London Precision Machine & Tool Ltd. ("London Precision") expanded ACC's capabilities in the machining of castings.

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

         DIVERSIFY GEOGRAPHICALLY. The Company also seeks to acquire foundries, which would expand the operations to other major world economies. Sheffield and Fonderie d'Autun ("Autun") provide entry into the Euromarket.

         The following table presents the Company's nineteen acquisitions and their primary strategic purpose.

                                       DATE
  MANUFACTURING UNIT                  ACQUIRED                           STRATEGIC PURPOSE
--------------------------------    ------------   --------------------------------------------------------------
Atchison/St. Joe Division              06/14/91     Leader in carbon and low alloy, large, complex steel castings.
                                                      Initial platform for Company strategy.
Amite                                  02/19/93    Increase  capacity to take on new  projects  with  customers.
                                                      Add-on to Atchison/St. Joe Division.
Prospect                               04/01/94    Leader in gray and ductile iron castings.
Quaker Alloy                           06/01/94    Develop position in stainless and high alloy steel castings.
Canadian Steel                         11/30/94    Access to  hydroelectric  and  steel  mill  markets.  Develop position in large castings.
Kramer                                 01/03/95    Leader in castings for pump industry.
Empire Steel Castings, Inc.            02/01/95    Build  position in pump and valve  markets.  Add-on to Quaker
                                                      Alloy.
La Grange                              12/14/95    Build position in gray and ductile iron casting markets.
The G&C Foundry Company                03/11/96    Highly  regarded in fluid  power  market.  Build  position in gray and ductile iron casting markets.
LA Die Casting                         10/01/96    Leader in aluminum and zinc die casting.
Canada Alloy Castings, Ltd.            10/26/96    Build  position in existing  markets.  Smaller  castings than
                                                      Canadian Steel, but similar markets and materials.
Pennsylvania Steel Foundry             10/31/96    Build position in power  generation,  pump and valve markets.
 & Machine Company                                    Add-on to Quaker Alloy and Empire.
Jahn Foundry Corp.                     02/14/97    Develop  position in market for automotive  castings.  Add-on iron foundry.
PrimeCast                              07/01/97    Build position in gray and ductile iron casting markets. Enter paper-machinery market, acquire capability for large iron
                                                      castings and expandability to cast bronze.
Inverness Castings Group, Inc.         10/06/97    Expand in automotive and aluminum products.
Sheffield                              04/06/98    Enter  European   marketplace  and  add  new  product  lines,
                                                      including   forgings. Gain strong   position  in  steel
                                                      industry and off-shore oil and gas industry.
Claremont Foundry, Inc.                05/01/98    Company's  first  automatic  molding line for steel  castings made in green  sand  molds.  Penetrate  more  deeply  into mass transit market.
London Precision                       09/01/98    Enhance the Company's capability to machine castings,
                                                      including finish machining.
Autun                                  02/25/99    Establish operations in Europe.

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

         One way in which ACC builds the marketing efforts of its foundries is to increase the number of sales personnel at its foundries. In addition to sales people added through acquisitions, the Company has incrementally increased the sales force by 36%. ACC has established a central marketing organization to assist the decentralized foundry sales teams. The central marketing group is headed up by industry veteran Charles Armor, who joined ACC in April 2000. Another element of the Company's marketing effort is to jointly develop castings with its customers. Joint development projects using new technology, and the resulting increased service and flexibility provided to customers, is an important marketing tool and has been instrumental in receiving several new orders. For example, a joint development project between Caterpillar and ACC led to the production of the boom tip casting for one of Caterpillar's new hydraulic excavators. Joint development projects have also taken place with General Motors, Nordberg, John Deere, Case New Holland, Timberjack and DaimlerChrysler, among others.

         An increasingly important aspect of the Company's marketing strategy has been to develop its ability to cross-sell among its foundries. In acquiring new foundries and expanding into new markets, the Company has gained a significant advantage over smaller competitors since its sales force is able to direct its customers to foundries with different capabilities. This benefits ACC in that it enables foundries to use the Atchison name and relationships to gain new customers as well as helping customers to reduce their supplier base by providing "one-stop" shopping. The Company facilitates cross-selling by reinforcing the sales force's knowledge of Company-wide capabilities through visits to individual plants and providing sales incentive opportunities.

         INTRODUCE ADVANCED TECHNOLOGY. The Company is systematically introducing new advanced technologies into each of its acquired foundries to enhance their competitive position. For example, the Company's capabilities in finite element analysis and three-dimensional solid modeling are having a beneficial impact on sales and casting production by helping customers to design lighter and stronger castings, shortening design cycles, lowering casting costs and, in some cases, creating new applications. These new technologies have enhanced the Company's ability to assist customers in the component design and engineering stages, strengthening the Company's relationships with its customers. New techniques involve computerized solid models that are used to simulate the casting process, to make patterns and auxiliary tooling and to machine the finished castings. The Company is in the process of implementing this technology in all of its foundries. The Company has established a Fabrication-to-Casting design center at its Atchison, Kansas facility. The focus of the design center is to help customers design new castings, especially those which can replace existing fabricated assemblies.

         Investments by the Company in technology improvements include: (i) new solidification software and hardware for better casting design and process improvement; (ii) Computer Numerical Control ("CNC") machine tools, computer-assisted, laser measurement devices and new cutting head designs for machine tools to improve productivity and quality in the machining of castings; (iii) Argon-Oxygen Decarburization ("AOD") refining, which is used to make high-quality stainless steel; (iv) computer-controlled sand binder pumps to improve mold quality and reduce cost; (v) equipment for measuring the nitrogen content of steel, which helps in casting quality improvement;
    (vi) CNC pattern making;

    (vii) new die casting machines; and (viii) automated testing cells using resonate testing. ACC is one of the few foundry companies that uses its own scanning electron microscope to analyze inclusions in cast metal. The Company also participates in technical projects led by the Steel Founders' Society of America and the American Foundrymen's Society, which are exploring ways to melt and cast cleaner iron and steel, as well as U.S. government/industry specific projects to shorten and improve the casting design cycle.

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

         ACHIEVE PURCHASING ECONOMIES. ACC makes its volume purchasing programs available to its foundries. ACC has realized meaningful cost savings by achieving purchasing efficiencies for its foundries. By jointly coordinating the purchase of raw materials, negotiation of insurance premiums and procurement of freight services, ACC's individual foundries have, in some cases, realized savings of 10% to 30% of these specific costs.

         LEVERAGE MANAGEMENT EXPERTISE. The Company believes that improvements can often be made in the way acquired foundries are managed, including the implementation of new technologies, advanced employee training programs, standardized budgeting processes and profit sharing programs and providing access to capital. In this view, ACC enhances management teams to add technical, marketing or production experience, if needed. For example, ACC was able to significantly improve the profitability of Canadian Steel by adding new members to management, entering new markets, installing finite element solidification modeling and providing capital.
    Under ACC ownership, La Grange was able to negotiate a new labor agreement, create profit sharing for all employees, broaden its customer base and install solidification modeling. Amite captured one of the largest steel casting orders of the last decade by combining proven management from the Atchison/St. Joe Division with casting design assistance from the Atchison/St. Joe Division fab-to-cast design center and a strong customer orientation.

    INDUSTRY TRENDS

         The American Foundrymen's Society estimates that global casting production was 63.3 million metric tons in 1998 of which steel castings accounted for approximately 6.4 million tons, iron castings for approximately 47.9 million tons and nonferrous castings for approximately
    9.0 million tons. It is further estimated that the top ten producing countries represent 80% of the total production, with the U.S. representing in excess of 20% of the world market.

         The U.S. casting industry is estimated to have had shipments of approximately 14.6 million tons in 1999, of which steel castings accounted for approximately 1.4 million tons, iron castings for approximately 10.4 million tons and non-ferrous castings for approximately 2.8 million tons. . Metal casting shipments are forecast to grow at an annual rate of 1.5% to
    17.1 million tons by 2009. The Company has been able to grow at a rate substantially in excess of the overall industry principally as a result of its strategy and due to key trends affecting the casting industry, including the following:

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

     MARKETS AND PRODUCTS

         STEEL INDUSTRY. The steel industry uses rolls to form cast steel into sheets, bars, rods, beams and plates, which are then used to make end products such as car bodies, tin cans and bridges. Rolls are consumed as steel is rolled, so there is a steady demand for rolls. Customers in this market include British Steel and Nucor, among others. Sheffield Forgemasters Rolls Limited ("Forgemasters Rolls") is one of the world leaders in cast and forged rolls for the steel-making industry. Steel products produced by the Company accounted for 7.0%, 18.7% and 18.2% of the Company's net sales in fiscal 1998, fiscal 1999 and fiscal 2000, respectively.

         MINING AND CONSTRUCTION. ACC's castings are used in tractor-crawlers, mining trucks, excavators, drag lines, wheel-loaders, rock crushers, diesel engines, slurry pumps, coal mining machines and ore-processing equipment. Mining and construction equipment customers include Caterpillar, Nordberg, Meritor (formerly Rockwell International), Gardner Denver, John Deere, Komatsu and Euclid, among others. Products supplied to the mining and construction industry accounted for 23.1%, 18.0% and 16.3% of the Company's net sales in fiscal 1998, fiscal 1999 and fiscal 2000, respectively.

         RAILROAD. The Company supplies cast steel undercarriages for locomotives, among other parts, for this market. GM is ACC's largest locomotive customer, and has purchased locomotive castings from the Atchison/St. Joe Division for over 60 years. The Company further penetrated this market through the purchase of London Precision. Rail products produced by the Company accounted for 6.6%, 11.4% and 10.3% of the Company's net sales in fiscal 1998, fiscal 1999 and fiscal 2000, respectively.

         AUTOMOTIVE. The automotive industry uses both iron and aluminum castings, as well as aluminum die castings. ACC entered this market through the purchase of Jahn Foundry Corp. ("Jahn Foundry") in Springfield, Massachusetts and Inverness Castings Group, Inc. ("Inverness") in Dowagiac, Michigan. Customers in this market include General Motors and DaimlerChrysler, among others. Automotive products produced by the Company accounted for 10.4%, 8.7% and 8.8% of the Company's net sales in fiscal 1998, fiscal 1999 and fiscal 2000, respectively.


         ENERGY. The Company's products for the energy market include pumps, valves and compressors for transmission and refining of petrochemicals, blow-out preventers and mud pumps for drilling and work-over of wells, lifting hooks and shackles for offshore installation of equipment, winch components for rig positioning, nodes for platform construction, subsea components and other oil field castings. Shell, Amoco, Aker-Verdal, Shaffer, Rolls Royce, Hydril, Solar Turbines, Nordstrom, Ingersoll-Dresser Pumps and Amclyde are among the Company's many energy-related customers.


         UTILITIES. Many of ACC's castings are used in products for the utility industry, such as pumps, valves and gas compressors. ACC also makes steam, gas and hydroelectric turbine castings, nuclear plant components, sewage treatment parts and other castings for the utility industry. In addition, the Company manufactures replacement products that are used when customers perform refurbishments. Customers include Siemens Westinghouse, General Electric, Solar Turbines, GEC-Alsthom, Sulzer, Siemens, Kvaerner, Goulds Pumps and Neles Controls.

         MILITARY. Weapons and equipment for the Army, Navy and Coast Guard employ many different types of castings. The Company makes components for ships, battle tanks, howitzers and other heavy weapons. The capabilities of Sheffield has allowed ACC to bid on a wider range of work for the U.S. Navy. The military casting market has declined sharply, but ACC has been able to replace this volume by targeting new products such as turbines, compressors, pumps and valves. Customers in this market include General Dynamics, Litton, Bath Iron Works, Boeing, SEI, the U.S. Army and Avondale Shipyards, among others.

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

         MASS TRANSIT. ACC began making undercarriages for passenger rail cars in 1992 and is a leading casting supplier to the mass transit market. The Company's castings are used on the BART system in San Francisco, METRA in Chicago, NCTD in San Diego, MARTA in Atlanta, and in Miami and Vancouver. La Grange casts components used in subway cars in several cities, including New York City, which is the largest user of subway cars in North America.

         OTHER. Other markets include process equipment such as rubber mixers, plastic extruders, dough mixers, machine tools and a variety of general industrial applications. With the acquisition of LA Die Casting, the Company entered the consumer market. LA Die Casting supplies components used to make recreational vehicles, computer peripherals, direct satellite receivers, telescopes and pool tables. Customers include California Amplifier, RC Design, Celestron and Printronix.

         For financial information about geographic areas, see footnote 20 of the notes to the Company's Consolidated Financial Statements.

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

     BACKLOG

         The Company's backlog is based upon customer purchase orders that the Company believes are firm and does not include purchase orders anticipated but not yet placed. At June 30, 2000, the Company's backlog was approximately $168.6 million, as compared to backlog of approximately $178.9 million at June 30, 1999. The backlog is scheduled for delivery in fiscal 2001 except for approximately $20.8 million, of which $11.5 million is scheduled for delivery in fiscal 2002. The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company. The Company historically has not experienced cancellation of any significant portion of customer orders.

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

         MATERIALS. Steel is more difficult to cast than iron, copper or aluminum because it melts at higher temperatures, undergoes greater shrinkage as it solidifies, causing the casting to crack or tear if the mold is not properly designed, and is highly reactive with oxygen, causing chemical impurities to form as it is poured through air into the mold. Despite these challenges, cast steel has become a vital material due to its superior strength compared to other ferrous metals. In addition, most of the beneficial properties of steel match or exceed those of competing ferrous metals. The Company's first foundry, which today forms the Atchison/St. Joe Division, produced carbon and low alloy steel castings when it was acquired from Rockwell International in 1991. ACC added an AOD vessel for making stainless steel in order to better supply the pump and valve markets, which sometimes require stainless steel castings to be made from the same patterns used for carbon steel castings. Also in 1994,

     ACC purchased Quaker Alloy, which specializes in casting high alloy and stainless steels for valves, pumps and other equipment. Sheffield, Canadian Steel and Canada Alloy Castings, Ltd. ("Canada Alloy") also make high alloy and stainless castings, further reinforcing ACC's market position and skill base concerning the casting of stainless and specialty, high alloy steels.

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

                                                                                       TONS
                                                                                     SHIPPED
                                                                   ESTIMATED*       12 MONTHS
                                                                     ANNUAL           ENDED        ESTIMATED*
  MANUFACTURING      METALS CAST OR                                 CAPACITY         JUNE 30,       CAPACITY
      UNIT               FORGED           MAJOR APPLICATIONS       IN NET TONS         2000        UTILIZATION
-----------------    ----------------  -------------------------   ------------   ---------------  ------------
Atchison/St. Joe     Carbon, low       Mining and construction,       30,000          22,277          74.3%
Division              alloy and        rail, military, valve,
                      stainless        turbine and compressor
                      steel

Amite                Carbon and low    Marine, mining and
                      alloy steel       construction                  14,000            4,850         34.6%



Prospect             Gray and          Construction,
                      ductile iron     agricultural, trucking,        12,500            8,115         64.9%
                                       hydraulic, power
                                       transmission and machine
                                       tool

Quaker Alloy         Carbon, low       Pump and valve
                      alloy and                                        6,000            1,897         31.6%
                      stainless
                      steel

Canadian Steel       Carbon, low       Hydroelectric and steel
                     alloy and         mill                            6,000            1,995         33.3%
                     stainless steel


Kramer               Carbon, low       Pump impellers and
                     alloy and         casings                         1,450               858        59.2%
                     stainless
                     steel, gray
                     and ductile
                     iron

Empire               Carbon and low    Pump and valve
                      alloy steel                                      4,800             1,285        26.8%
                      and gray,
                      ductile and
                      nickel
                      resistant
                      iron

La Grange            Gray, ductile     Mining and construction
                      and compacted    and transportation             14,000             9,879        70.6%
                      graphite iron

G&C                  Gray and          Fluid power (hydraulic
                     ductile iron      control valves)                12,000             8,592        71.6%

                                                                                       TONS
                                                                                     SHIPPED
                                                                   ESTIMATED*       12 MONTHS
                                                                     ANNUAL           ENDED        ESTIMATED*
  MANUFACTURING      METALS CAST OR                                 CAPACITY         JUNE 30,       CAPACITY
      UNIT               FORGED           MAJOR APPLICATIONS       IN NET TONS         2000        UTILIZATION
-----------------    ----------------  -------------------------   ------------   ---------------  ------------
LA Die Casting       Aluminum and      Communications,
                      zinc              recreation and computer       1,750           1,062           60.7%

Canada Alloy         Carbon, low       Power generation, pulp
                     alloy and         and paper machinery,           2,500           1,360           54.4%
                     stainless steel   pump and valve

Pennsylvania         Carbon and        Power generation, pump
   Steel Foundry      stainless        and valve                       3,700          1,373           37.1%
   and Machine        steel
   Company

Jahn                 Gray iron         Automotive, air
                                       conditioning and               11,000          5,643           51.3%
                                       agricultural


PrimeCast             Gray and         Paper-making machinery
                      ductile iron                                    19,840          10,525          53.0%
                      and stainless
                      steel

Inverness            Aluminum          Automotive, furniture
                                       and appliances                 12,500          8,680           69.4%

Forgemasters         Iron and Steel    Steel and aluminum
Rolls                                  rolling                        31,000          25,197          81.3%

Sheffield            Iron and Steel    Oil and gas, ingot,
Forgemasters                           petrochemical, power          113,000          30,266          26.8%
Engineering                            generation
Limited

Claremont            Steel             Mining and construction
Foundry, Inc.                          and mass transit               6,000           1,162           19.4%

Autun                Iron              Heating , domestic
                                       appliance and automotive       30,000          19,229          64.1%
                                       castings
                                                                   -------------  ---------------  ------------
        Totals                                                       332,040          164,245         49.5%
                                                                   =============  ===============  ============


                                                                                    MACHINING
                                                                                      HOURS
                                                                   ESTIMATED*       12 MONTHS
                                                                     ANNUAL           ENDED        ESTIMATED*
  MANUFACTURING          METALS                                    MACHINING         JUNE 30,       CAPACITY
       UNIT             MACHINED          MAJOR APPLICATIONS         HOURS             2000        UTILIZATION
-------------------  ----------------  -------------------------  -------------   ---------------  ------------
London Precision     Carbon, low       Mining and                    170,000         201,223         118.4%
                      alloy,           construction, rail,
                      stainless        military, valve,
                      steel, iron      turbine and compressor
                      and aluminum

                                                                   ------------   ---------------  ------------
        Totals                                                       170,000          201,223        118.4%
                                                                   ============   ===============  ============
-------

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

         As a reflection of its commitment to quality, the Company has been certified by, or won supplier excellence awards from, substantially all of its principal customers. Of 600 suppliers to General Motors' Electromotive Division, the Company was the first supplier to receive the prestigious Targets of Excellence award. Reflecting its emphasis on quality, the Atchison/St. Joe Division was certified to ISO 9001 in August 1995, which represents compliance with international standards for quality assurance. Quaker Alloy, La Grange, Canada Alloy, Jahn Foundry, Pennsylvania Steel Foundry & Machine Company ("Pennsylvania Steel"), G & C, Inverness, London Precision, Forgemasters Rolls and Canadian Steel have each been certified to ISO 9002. Sheffield Forgemasters Engineering Ltd. ("Forgemasters Engineering") has been certified to ISO 9001. Other ACC foundries are preparing for ISO certification.

     EMPLOYEE AND LABOR RELATIONS

         As of June 30, 2000, the Company had approximately 4,200 full-time employees. Since its inception, the Company has had two work stoppages. The Company is currently in negotiations with newly formed unions at PrimeCast and London Precision. There is currently a work stoppage at PrimeCast resulting from these on-going negotiations. The PrimeCast operation has continued to operate during this work stoppage. The Company's hourly employees are covered by collective bargaining agreements with several unions at seventeen of its locations. These agreements expire at varying times over the next several years. The following table sets forth a summary of the principal unions and term of the principal collective bargaining agreements at the respective locations. The labor laws of France prevent the Company from learning the number of employees in the union at Autun.

                                                                                                                  APPROXIMATE
                                                                                                                   NUMBER OF
   MANUFACTURING                                                                                DATE OF            MEMBERS (AS
       UNIT                       NAME OF PRINCIPAL UNION                EFFECTIVE DATE       EXPIRATION          OF 06/30/00)
--------------------     -----------------------------------------       --------------       ----------          ------------
      Atchison/St. Joe   United Steelworkers of America, Local            05/11/99             05/12/02                335
                         6943

      Prospect           Glass, Molders, Pottery,                         08/31/00             06/30/03                170
                         Plastics & Allied Workers
                         International, Local 63B

      Quaker Alloy       United Steelworkers of                           05/15/99             07/15/03                138
                         America, Local 7274

      Canadian Steel     Metallurgistes Unis                              02/12/96             02/12/01                 85
                         d'Amerique, Local 6859

      Kramer             United Steelworkers of                           07/29/00             07/29/03                 80
                         America, Local 1343

      Empire             United Steelworkers of                           03/01/97             02/28/02                 87
                         America, Local 3178

      La Grange          Glass, Molders, Pottery,                         12/14/95             12/16/00                180
                         Plastics & Allied Workers
                         Union, Local 143

      G&C                United Electrical, Radio and                     03/01/97             06/30/01                110
                         Machine Workers of America,
                         Local 714

      LA Die Casting     United Automobile, Aircraft,                     12/13/97             12/08/00                 45
                         Agricultural Implement
                         Workers of America, Local 509

      Canada Alloy       United Steelworkers of                           04/04/97             04/03/02                 47
                         America, Local 5699

      Pennsylvania       United Steelworkers of                           10/24/98             10/24/01                115
      Steel              America, Local 6541

      Jahn               Glass, Molders, Pottery,                         06/01/98             06/03/01                106
                         Plastics and Allied Workers
                         International, Local 97

      PrimeCast          Glass, Molders, Pottery,                         08/22/00             07/31/04                112
                         Plastics and Allied Workers
                         International, Local 320

                         United Steelworkers of America,              Under negotiation                              To be
                          Local 1533-2                                                                             determined

      Inverness          United Paperworker's International,              02/05/97             08/05/01                220
                         Local 7363

                                                                                                                  APPROXIMATE
                                                                                                                   NUMBER OF
   MANUFACTURING                                                                                DATE OF            MEMBERS (AS
       UNIT                       NAME OF PRINCIPAL UNION                EFFECTIVE DATE       EXPIRATION          OF 06/30/00)
--------------------     -----------------------------------------       --------------       ----------          ------------
      Sheffield          Steel and Industrial Managers Association        1/1/00               12/31/00                 4
       Forgemasters
       Engineering       Iron and Steel Trades Confederation
       Limited                                                            1/1/00               12/31/00                 60

                         Electrical Engineering and plumbing              1/1/00               12/31/00                 17
                         Trades Union

                         Manufacturing Science and Finance                1/1/00               12/31/00                 30

                         Trades Associated to Steel and                   1/1/00               12/31/00                  4
                         Sheetmakers

                         Association of Professional and                  1/1/00               12/31/00                  7
                         Executive Staff

                         General Municipal and Boilermakers               1/1/00               12/31/00                 42

                         Allied Engineering and Electrical Union          1/1/00               12/31/00                129

                         Transport and General Workers Union              1/1/00               12/31/00                  8

                         Amalgamated Metal and Steelworkers Union         1/1/00               12/31/00                 10


                         Union of Construction, allied Trades and         1/1/00               12/31/00                 3
                         Technicians

      Forgemasters       Amalgamated Engineering and Electrical
       Rolls             Union
                         -        Sheffield                               1/1/00               12/31/00                 79
                         -        Crewe                                   8/1/00               7/31/01                 196
                         -        Coatbridge                              1/1/98               12/31/99                 39

                         Iron and Steel Trades Confederation
                         -        Sheffield                               1/1/00               12/31/00                 10

                         General and Municipal Workers Union
                         -        Sheffield                               1/1/00               12/31/00                 3

                         Transport and General Workers Union
                         -        Sheffield                               1/1/00               12/31/00                 4


                         Manufacturing Science and Finance
                         -        Crewe                                   8/1/00               7/31/01                  19
                         -        Sheffield                               1/1/00               12/31/00                 7


      London Precision   United Steelworkers of America, Local       Under negotiation                                To be
                         2699                                                                                      determined

     EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the executive officers of the Company.

NAME                                       AGE      POSITION WITH THE COMPANY
-----------------------------------------  -------  ------------------------------------------------------------

Hugh H. Aiken...........................     56     Chairman of the Board, President, Chief Executive Officer
                                                             and Director


Thomas K. Armstrong, Jr.................     46     Chief Operating Officer - North America


David Fletcher..........................     54     Vice President - Europe

John R. Kujawa..........................     45     Vice President - Large Steel Castings

Donald J. Marlborough...................     64     Vice President - Corporate Development

Kevin T. McDermed.......................     40     Vice President, Chief Financial Officer, Treasurer and
                                                             Secretary

James Stott.............................     58     Vice President


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

         DAVID FLETCHER has been Vice President and Chairman and CEO of Atchison Casting UK Limited and the Sheffield Forgemasters Group since April 1998. Prior to this he was Chief Executive Officer of the Sheffield Forgemasters Group in Sheffield, England, having joined the group in 1986 as the main board director responsible for the Engineering group of companies comprising Forgemasters Steel & Engineering Limited, River Don Castings Limited, Forged Rolls (UK) Limited and British Rollmakers Corporation. From 1977 to 1986, Mr. Fletcher was Managing Director of various subsidiaries of the Aurora Group, including Darwin Alloy Castings, Edgar Allen Foundry, Willen Metals and Aurora Steels.

         JOHN R. KUJAWA has been Vice President - Large Steel Castings since August 1999. Prior to this he was Vice President - Atchison/St. Joe and Amite from November 1996 to August 1999 and Vice President-Atchison/St. Joe from August 1994 to November 1996. He served as Executive Vice President-Operations of the Company from July 1993 to August 1994, Vice President-Foundry of the Company from June 1991 to July 1993, Assistant Foundry Manager of the Company from 1990 to 1991 and as Senior Process Engineer of the Company from 1989 to 1990. He served as Operations Manager for Omaha Steel Castings, a foundry in Omaha, Nebraska, from 1984 to 1989.

         DONALD J. MARLBOROUGH has been Vice President - Corporate Development since September 2000. Prior to this he was Vice President - Iron Castings from August 1999 to August 2000, Vice President-Canadian Steel, La Grange, Canada Alloy and London Precision from November 1996 to August 1999, Vice President-Corporate Development and Canadian Steel from December 1994 to November 1996 and Vice President-La Grange from December 1995 to November 1996. From May 1991 to October 1994, Mr. Marlborough served as Vice President-Manufacturing and Plant Manager for American Steel Foundries, a foundry in Chicago, Illinois, and served as President and Director of Manufacturing for Racine Steel Castings, a foundry in Racine, Wisconsin, from 1985 to June 1990.

         KEVIN T. MCDERMED has been Vice President, Chief Financial Officer and Treasurer of the Company since June 1991 and has served as Secretary of the Company since May 1992. He served as the Controller of the Company from 1990 to June 1991 and as its Finance Manager from 1986 to 1990. Mr. McDermed has been with the Company since 1981.

         JAMES STOTT has been Vice President - Kramer since May 1998. He served as Vice President - Empire, Kramer, Pennsylvania Steel and Quaker Alloy from November 1996 to May 1998 and Vice President - Kramer from January 1995 to November 1996. He has served as President, Chief Executive Officer and Chief Operating Officer of Kramer International, Inc. (the predecessor of Kramer) since 1980.

     PRODUCT WARRANTY

         The Company warrants that every product will meet a set of specifications, which is mutually agreed upon with each customer. The Company's written warranty provides for the repair or replacement of its products and excludes contingency costs. Often, the customer is authorized to make the repair within a dollar limit, in order to minimize freight costs and the time associated therewith. Although the warranty period is 90 days, this time limit is not strictly enforced if there is a defect in the casting. In fiscal 2000, warranty costs amounted to less than one percent of the Company's net sales.

     ENVIRONMENTAL REGULATIONS

         Companies in the foundry industry must comply with numerous federal, state and local (and, with respect to Canadian, France and U.K. operations, federal, provincial and local) environmental laws and regulations relating to air emissions, solid waste disposal, stormwater runoff, landfill operations, workplace safety and other matters. The Clean Air Act, as amended, the Clean Water Act, as amended, and similar provincial, state and local counterparts of these federal laws regulate air and water emissions and discharges into the environment. The Resource Conservation and Recovery Act, as amended, and the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), among other laws, address the generation, storage, treatment, transportation and disposal of solid and hazardous waste and releases of hazardous substances into the environment, respectively. The Company believes that it is in material compliance with applicable environmental laws and regulations, other than violations or citations, the resolution of which would not have a material adverse effect on the Company's financial condition and results of operations.

         A Phase I environmental assessment of each of the Company's facilities has been performed, and no significant or widespread contamination has been identified at any Company facility. A Phase I assessment includes an historical review, a public records review, a preliminary investigation of the site and surrounding properties and the preparation and issuance of a written report, but it does not include soil sampling or subsurface investigations. There can be no assurance that these Phase I assessments have identified, or could be expected to identify, all areas of contamination. As the Company evaluates and updates the environmental compliance programs at foundry facilities recently acquired, the Company may become aware of matters of noncompliance that need to be addressed or corrected. In addition, there is a risk that material adverse conditions could have developed at the Company's facilities since such assessments. Within the last ten months, groundwater testing confirmed that solvent and metals contamination is migrating off of a property owned by Inverness. Current estimates suggest that corrective action costs could be approximately $400,000.

         The chief environmental issues for the Company's foundries are air emissions and solid waste disposal. Air emissions, primarily dust particles, are handled by dust collection systems. The Company anticipates that it will incur additional capital and operating costs to comply with the Clean Air Act Amendments of 1990 and the regulations that are in the process of being promulgated thereunder. The Company is currently in the process of obtaining permits under the new regulations and estimating the cost of compliance with these requirements and the timing of such costs. Such compliance costs, however, could have a material adverse effect on the Company's results of operations and financial condition. The Company has recently entered into an Administrative Consent Order with the Massachusetts Department of Environmental Protection to design and install new air handling equipment at Jahn Foundry over the next 2-3 years.

         The solid waste generated by the Company's foundries generally consists of nonhazardous foundry sand that is reclaimed for reuse in the foundries until it becomes dust. Nonhazardous foundry dust waste is then disposed of in landfills, two of which are owned by the Company (one in Atchison County, Kansas, and one in Myerstown, Pennsylvania). No other parties are permitted to use the Company's landfills, which are both in material compliance with all applicable regulations to the Company's knowledge. Costs associated with the future closure of the landfills according to regulatory requirements could be material. In the event a foundry generates waste that is identified as hazardous, then a hazardous waste permit is obtained and the Company complies in all material respects with its provisions for the collection, storage and disposal of hazardous waste.


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

Atchison Foundry                       Atchison, KS           Steel foundry                               451,218

Atchison Pattern Storage               Atchison, KS           Pattern storage                             159,711

St. Joe Machine Shop                   St. Joseph, MO         Machine shop                                142,676

Atchison Casting Landfill              Atchison, KS           Landfill for foundry sand                       N/A

Amite                                  Amite, LA              Steel foundry and machine                   339,000
                                                              shop

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

La Grange                              La Grange, MO          Iron foundry                                189,000

G & C                                  Sandusky, OH           Iron foundry                                111,000

LA Die Casting                         Los Angeles, CA        Aluminum and zinc die                        35,000
                                                              casting

Canada Alloy                           Kitchener, Ontario     Steel foundry                                83,000

Pennsylvania Steel                     Hamburg, PA            Steel foundry                               158,618

                                                                                                 FLOOR SPACE IN
               NAME                         LOCATION                 PRINCIPAL USE                  SQ. FEET
------------------------------------   -------------------    -----------------------------    -------------------
Jahn Foundry                           Springfield, MA        Iron foundry                                207,689

PrimeCast                              South Beloit, IL       Iron foundry                                325,000
                                       and Beloit, WI

Inverness                              Dowagiac, MI           Aluminum die casting                        210,900

Forgemasters Rolls                     Sheffield and          Iron and steel foundry                      694,306
                                       Crewe, England         and machine shop
                                       and Coatbridge,
                                       Scotland

 Forgemasters Engineering              Sheffield, England     Iron and steel foundry,                   1,181,277
                                                              forge and machine shop

Claremont                              Claremont, NH          Steel Foundry                               110,000

London Precision                       London, Ontario        Machine Shop                                 63,000

Autun                                  Autun, France          Iron foundry                                376,600

     ITEM 3.  LEGAL PROCEEDINGS

     An accident, involving an explosion and fire, occurred on February 25, 1999, at Jahn Foundry, located in Springfield, Massachusetts. Nine employees were seriously injured and there have been three fatalities. The damage was confined to the shell molding area and boiler room. The other areas of the foundry are operational. Molds are currently being produced at other foundries as well as Jahn Foundry while the repairs are made. The new shell molding department is scheduled to be in operation this fall.

     The Company carries insurance for property and casualty damages (over $475 million of coverage), business interruption (approximately $115 million of coverage), general liability ($51 million of coverage) and workers' compensation (up to full statutory liability) for itself and its subsidiaries. The Company recorded charges of $450,000 ($750,000 before tax) during the third quarter of fiscal 1999, primarily reflecting the deductibles under the Company's various insurance policies. At this time there can be no assurance that the Company's ultimate costs and expenses resulting from the accident will not exceed available insurance coverage by an amount which could be material to its financial condition or results of operations and cash flows.

       A civil action has been commenced in Massachusetts state court on behalf of the estates of deceased workers, their families, injured workers and their families, against the supplier of a chemical compound used in Jahn Foundry's manufacturing process. Counsel for the plaintiffs informally have indicated a desire to explore whether any facts would support adding the Company to that litigation as a jointly and severally liable defendant. The supplier of the chemical compound, Borden Chemical, Inc., filed a Third Party Complaint against Jahn Foundry in Massachusetts State Court on February 2, 2000 seeking indemnity for any liability it has to the plaintiffs in the civil action. The Company's comprehensive general liability insurance carrier has retained counsel on behalf of Jahn Foundry and the Company and is aggressively defending Jahn Foundry in the Third Party Complaint, as well as monitoring the situation on behalf of the Company. It is too early to assess the potential liability to Jahn Foundry for the Third Party Complaint and the potential liability to the Company for any claim, which in any event the Company would aggressively defend. Plaintiff's counsel has informally raised the possibility of seeking to make a double recovery under the workers' compensation policy in force for Jahn Foundry, contending that there was willful misconduct on Jahn Foundry's part leading to the accident. Such recovery, if pursued and made, would be of a material nature. It is too early to assess the potential liability for such a claim, which in any event Jahn Foundry would aggressively defend.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None
                                     PART II

     ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                           PRICE RANGE OF COMMON STOCK

         The Common Stock is traded on the New York Stock Exchange under the symbol "FDY." The following table sets forth the high and low sales prices for the shares of Common Stock on the New York Stock Exchange for the periods indicated.

                                                            HIGH       LOW
                                                            ----       ---
Fiscal Year Ending June 30, 1999:
 First Quarter...............................             18 1/2      9 1/2
 Second Quarter..............................             10          8 3/8
 Third Quarter...............................             10 15/16    7 7/8
 Fourth Quarter..............................             12 1/8      7 1/2

Fiscal Year Ending June 30, 2000:
 First Quarter...............................             11 3/8      8 11/16
 Second Quarter..............................             11          8 1/2
 Third Quarter...............................              9 1/8      6 9/16
 Fourth Quarter..............................              8 5/16     5 11/16

Fiscal Year Ending June 30, 2001:
  First Quarter (through September 25, 2000)               7 3/16     4 11/16


         As of September 25, 2000, there were over 2,200 holders of the Common Stock, including shares held in nominee or street name by brokers.

                                 DIVIDEND POLICY

         The Company has not declared or paid cash dividends on shares of its Common Stock. The Company does not anticipate paying any cash dividends or other distributions on its Common Stock in the foreseeable future. The current policy of the Company's Board of Directors is to reinvest all earnings to finance the expansion of the Company's business. The agreements governing the Company's credit facility and $20 million senior notes contain limitations on the Company's ability to pay dividends. See Note 10 of Notes to Consolidated Financial Statements.

                      UNREGISTERED SECURITIES TRANSACTIONS

         In lieu of cash compensation for services rendered in their capacity, as Directors of the Company, Mr. David Belluck, Mr. Ray Witt, Mr. John Whitney and Mr. Stuart Uram were each provided at their election 2,314 shares of common stock on August 3, 1999, with a then-current market value of $9.91 per share. Mr. David D. Colburn and Messrs. Belluck, Witt and Uram were each provided at their election 5,545, 2,783, 4,174, 4,174 shares, respectively, of common stock on August 9, 2000, with a then-current market value of $5.99 per share. Such transactions were exempt from registration under the Securities Act of 1993, as amended (the "Act"), pursuant to
     Section 4(2) of the Act.



     ITEM 6.   SELECTED FINANCIAL DATA

         The following table contains certain selected historical consolidated financial information and is qualified by the more detailed Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial information for the fiscal years ended June 30, 1996, 1997, 1998, 1999 and 2000 has been derived from audited consolidated financial statements. The information below should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                      -----------------------------------------------------------------------------

                                                                               FISCAL YEAR ENDED JUNE 30,
                                                      -----------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                            1996            1997           1998           1999            2000
                                                         ----            ----           ----           ----            ----
Net Sales............................................  $185,081         $245,769       $373,768      $475,559        $468,301
Cost of Sales........................................   156,612          203,386        318,280       407,787         414,748
                                                       --------         --------       --------      --------        --------
     Gross Profit....................................    28,469           42,383         55,488        67,772          53,553
  Operating Expenses:
     Selling, General & Administrative...............    15,459           21,559         28,798        44,682          43,089

     Impairment Charges..............................        -                -              -             -           10,256 (3)

     Amortization of Intangibles.....................     1,508              632            850           544            (408)

     Other Income ...................................   (26,957) (1)          -              -         (2,750)(2)        (606)(4)
                                                       --------         --------       --------      --------        --------
     Operating Income................................    38,459           20,192         25,840        25,296           1,222

 Interest Expense....................................     2,845            3,227          3,896         8,352           9,452

 Minority Interest in Net Income of Subsidiaries.....       225              270            448           237              66
                                                       --------         --------       --------      --------        --------
     Income (Loss) Before Taxes......................    35,389           16,695         21,496        16,707          (8,296)

 Income Taxes........................................    14,063            6,967          8,731         6,901         (10,752)(5)
                                                       --------         --------       --------      --------        --------
     Net Income......................................   $21,326           $9,728        $12,765        $9,806          $2,456
                                                       ========         ========       ========      ========        ========
Earnings Per Share:

   Basic.............................................     $3.87            $1.68          $1.56         $1.26           $0.32
                                                       ========         ========       ========      ========        ========
   Diluted...........................................     $3.87            $1.67          $1.55         $1.26           $0.32
                                                       ========         ========       ========      ========        ========

Weighted Average Number of  Common and  Equivalent
Shares Outstanding

   Basic............................................. 5,510,410        5,796,281      8,167,285     7,790,781       7,648,616

   Diluted........................................... 5,516,597        5,830,695      8,218,686     7,790,781       7,650,311

SUPPLEMENTAL DATA:

 Depreciation and Amortization.......................    $7,411           $8,667        $11,695       $13,400         $14,218

 Capital Expenditures ...............................    12,740           13,852         18,495        20,038          21,387

 Number of Operating Plants at Period End ...........         9               13             17            19              19

BALANCE SHEET DATA (AT PERIOD END):

 Working Capital.....................................   $36,419          $57,231        $76,782       $77,522         $11,794

 Total Assets........................................   162,184          213,408        346,139       373,778         377,265

 Long-Term Obligations...............................    34,655           27,758         87,272       104,607          36,691

 Total Stockholders' Equity (6)......................
                                                         74,654          122,731        135,614       139,069         138,952

(1) Other income consists of $27.0 million ($16.2 million, net of tax or $2.95 per share), consisting primarily of insurance proceeds related to the July 1993 Missouri River flood.

(2) Other income consists of a $3.5 million ($2.1 million, net of tax or $0.27 per share) gain resulting from a revision to the flood damage reconstruction reserve, partially offset by a charge of $750,000 ($450,000, net of tax or $0.06 per share) recorded in connection with an industrial accident that occurred on February 25, 1999 at Jahn Foundry.

(3) Impairment charges consists of a $3.4 million ($2.1 million, net of tax or $0.28 per share) charge relating to the Company's planned closure of Claremont Foundry, Inc. ("Claremont") and a $6.9 million ($4.3 million, net of tax or $0.56 per share) charge relating to an impairment of long-lived assets at PrimeCast.

(4) Other income consists primarily of gains of $1.1 million ($650,000, net of tax) on the termination of interest rate swap agreements.

(5) Includes a $7.8 million, or $1.02 per share, deferred income tax benefit relating to the resolution of the Company's tax treatment of certain flood insurance proceeds received in fiscal 1995 and 1996.

(6) There have been no cash dividends paid during fiscal year 1996 through 2000.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL

         Prior to fiscal 2000, the Company pursued an active acquisition program designed to take advantage of consolidation opportunities in the widely fragmented foundry industry. The Company has acquired nineteen foundries since its inception. As a result of these completed transactions as well as internal growth, the Company's net sales have increased from approximately $54.7 million for its first full fiscal year ended June 30, 1992 to $468.3 million for the fiscal year ended June 30, 2000.

         The Company did not make any acquisitions in fiscal 2000 and is not currently contemplating any major acquisitions in fiscal 2001. The Company's primary focus in fiscal 2001 will be on the integration and improvement of existing operations.

         Due to the large size of certain orders, the timing for deliveries of orders and the number and types of castings produced, the Company's net sales and net income may fluctuate materially from quarter to quarter. Generally, the first fiscal quarter is seasonally weaker than the other quarters as a result of plant shutdowns for maintenance at most of the Company's foundries as well as at many customers' plants. See "Supplemental Quarterly Information."

     RESULTS OF OPERATIONS

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Report.

     FISCAL YEAR ENDED JUNE 30, 2000 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1999

         Net sales for fiscal 2000 were $468.3 million, representing a decrease of $7.3 million, or 1.5%, from net sales of $475.6 million in fiscal 1999. The operations acquired by the Company since September 1, 1998 generated net sales of $26.4 million and $39.2 million in fiscal 1999 and fiscal 2000, respectively, as follows:

                                                    Date Acquired          FY 1999            FY 2000
      Operation                                                           Net Sales          Net Sales
     -------------------------------------------  -----------------   -----------------  ------------------
                                                                        (In millions)      (In millions)
      London Precision.........................       09/01/98               21.9                21.5
      Autun....................................       02/25/99                4.5                17.7

         Excluding net sales attributable to the operations acquired since September 1, 1998, net sales for fiscal 2000 were $429.1 million, representing a decrease of $20.1 million, or 4.5%, from net sales of $449.2 million in fiscal 1999. This 4.5% decrease in net sales was due primarily to decreases in net sales to the offshore oil and gas, steel, mining and power generation markets, partially offset by increases in net sales to the rail and military markets. Net sales of Sheffield Forgemasters Group Limited ("Sheffield") for fiscal 2000 decreased $18.0 million from net sales in fiscal 1999. In addition to the weak market conditions, net sales have also been impacted by the bankruptcy and subsequent cessation of operations of a major customer at the Company's PrimeCast, Inc. ("PrimeCast") subsidiary. Through fiscal 2000, PrimeCast has aggressively worked at replacing the volume lost from Beloit Corporation, which filed for bankruptcy in June 1999. During February

     2000, Beloit was sold at auction, in parts, and as a result, the plants to which PrimeCast supplied castings subsequently ceased operations. For fiscal 2000, PrimeCast's net sales were $24.5 million compared to net sales of $27.5 million in fiscal 1999. Included in this $3.0 million decrease was a $3.8 million decrease in net sales to Beloit Corporation.

         Gross profit for fiscal 2000 decreased by $14.2 million, or 20.9%, to $53.6 million, or 11.4% of net sales, compared to $67.8 million, or 14.3% of net sales, for fiscal 1999. The decrease in gross profit and gross profit as a percentage of net sales was primarily due to lower net sales and reduced absorption of overhead at the Company's subsidiaries which primarily serve the mining, offshore oil and gas, power generation and steel markets. The largest impact of these weak market conditions was at Sheffield, where its gross profit for fiscal 2000 decreased by $10.2 million to $10.2 million, or 8.9% of net sales, compared to $20.4 million, or 15.4% of net sales, in fiscal 1999.

         The bankruptcy of a major customer at PrimeCast and, with a lesser impact, the loss of a major customer at Claremont Foundry, Inc. ("Claremont") have also had a negative effect on gross profit. Lower sales volume, coupled with the costs of developing new customers and training employees on new work has resulted in lower gross profits at these operations. PrimeCast's gross profit for fiscal 2000 decreased by $2.0 million to a gross loss of $185,000, compared to a gross profit of $1.8 million for fiscal 1999. Claremont's gross profit in fiscal 2000 was a loss of $1.5 million on net sales of $4.0 million, compared to a loss of $1.0 million on net sales of $7.1 million in fiscal 1999. The Company is in the process of closing Claremont, and transferring much of the work to other Company operations.

         During fiscal 2000, the Company's reserve for warranty expense decreased to $9.8 million at June 30, 2000 from $11.8 million at June 30, 1999. Warranty expense recorded by the Company in fiscal 2000 was a credit to income of $685,000 compared to a credit to income of $1.7 million in fiscal 1999. The decrease in the warranty reserve during fiscal 2000 primarily related to the Company's Sheffield subsidiary located in the United Kingdom. The Company maintains reserves for warranty charges based on specific claims made by customers, for which management estimates a final settlement of the claim, and for expected claims not yet received. The estimate for claims not yet received is based on historical results and is estimated monthly. During fiscal 2000, the Company's warranty reserve requirement and related expense declined primarily due to the resolution of specific warranty claims with three different customers whose products were replaced or determined by the customer to be satisfactory.

         During fiscal 2000, the Company's reserve for workers' compensation and employee health care increased to $2.8 million at June 30, 2000 from $2.6 million at June 30, 1999. Workers' compensation and employee health care expense was $17.0 million for fiscal 2000, compared to $14.5 million in fiscal 1999, primarily reflecting higher health care costs. The increase in the reserve for workers' compensation and employee health care primarily reflects changes in the amount and timing of actual payments.

         Selling, general and administrative expense ("SG&A") for fiscal 2000 was $43.1 million, or 9.2% of net sales, compared to $44.7 million, or 9.4% of net sales, in fiscal 1999. The decrease in SG&A was primarily attributable to the consolidation of four operating units into two at Sheffield, partially offset by expenses associated with Fonderie d'Autun ("Autun"), which was acquired on February 25, 1999.

         Amortization of certain intangibles for fiscal 2000 was $1.5 million or 0.3% of net sales, compared to $1.4 million, or 0.3% of net sales, in fiscal 1999. The intangible assets consist of goodwill recorded in connection with certain of the Company's acquisitions. The Company has also recorded a liability, consisting of the excess of acquired net assets over cost ("negative goodwill"), in connection with the acquisitions of Canadian Steel Foundries Ltd. ("Canadian Steel") and Autun. The amortization of negative goodwill was a credit to income in fiscal 2000 of $1.9 million, or 0.4% of net sales, as compared to $870,000, or 0.2% of net sales, in fiscal 1999.

         Impairment charges for fiscal 2000 were $10.3 million ($6.4 million, net of tax). This $10.3 million reflects a $3.4 million ($2.1 million, net of tax) charge relating to the Company's planned closure of Claremont and a $6.9 million ($4.3 million, net of tax) fixed asset impairment charge at PrimeCast.

         Other income for fiscal 2000 primarily consisted of non-recurring gains of $1.1 million ($650,000, net of tax) on the termination of interest rate swap agreements. Other income for fiscal 1999 was $2.8 million ($1.6 million, net of tax). Following the July 1993 Missouri River flood, the Company established a reserve to repair long-term damage caused by the flood to the Company's plant. During fiscal 1999, the Company revised this estimate downward resulting in a non-recurring gain of $3.5 million ($2.1 million, net of tax). Partially offsetting this gain was a charge of $750,000 ($450,000, net of tax) related to an industrial accident at Jahn Foundry Corp. ("Jahn Foundry") (see Liquidity and Capital Resources).

         During 2000, the Board of Directors committed to a plan for the closure of Claremont due to continued operating losses. The Company recorded a charge of $3.6 million primarily to reduce the carrying value of the Claremont fixed assets to estimated fair value. The Company intends to transfer as much work as possible to other ACC foundries by November 30, 2000 and close the plant. The Company will terminate approximately 45 employees and will recognize a charge for severance benefits of approximately $90,000 in the quarter ended September 30, 2000.

         On July 1, 1997, a newly formed subsidiary of the Company, PrimeCast, acquired the foundry division of Beloit Corporation ("Beloit") for $8.2 million. Simultaneous with the purchase, PrimeCast entered a five-year supply agreement to supply castings to Beloit. As a captive supplier, historically over 40% of this operation's sales had been to Beloit. In June 1999, Beloit declared bankruptcy, in combination with the bankruptcy of its parent, Harnischfeger Industries. Beloit continued to operate in bankruptcy, and the court granted Beloit's request to re-instate the five-year casting supply agreement. In February 2000, Beloit was sold at auction, in parts. Expectations were that the new owners would continue to operate the former Beloit business which PrimeCast primarily served. This business consisted primarily of paper mill equipment and was located in Beloit, Wisconsin. However, ultimately these parts of the former Beloit were closed, resulting in the elimination of this work for PrimeCast, and the termination of the five-year supply agreement. These events have caused PrimeCast to operate at a substantial loss, due to much lower production volume and a less profitable mix of work. As a result, the carrying value of PrimeCast's long-lived assets have been determined to be impaired. The Company recorded an impairment charge of $6.9 million ($4.3 million, net of tax) relating to the fixed assets at PrimeCast.

         Interest expense for fiscal 2000 increased to $9.5 million, or 2.0% of net sales, from $8.4 million, or 1.8% of net sales, in fiscal 1999. The increase in interest expense primarily reflects higher average interest rates on the Company's outstanding indebtedness.

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

         Excluding this $7.8 million deferred income tax benefit, the income tax benefit for fiscal 2000 reflected an effective rate of approximately 31%, which is lower than the combined federal, state and provincial statutory rate because of the provision for tax benefits at lower effective rates on losses at certain subsidiaries. Income tax expense for fiscal 1999 reflected an effective rate of approximately 41%. The Company's combined effective tax rate reflects the different federal, state and provincial statutory rates of the various jurisdictions in which the Company operates, and the proportion of taxable income earned in each of those tax jurisdictions.

         As a result of the foregoing, net income decreased from $9.8 million in fiscal 1999 to $2.5 million in fiscal 2000.

    FISCAL YEAR ENDED JUNE 30, 1999 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1998

         Net sales for fiscal 1999 were $475.6 million, representing an increase of $101.8 million, or 27.2%, over net sales of $373.8 million in fiscal 1998. The operations acquired by the Company since October 6, 1997 generated net sales of $80.8 million and $213.8 million in fiscal 1998 and fiscal 1999, respectively, as follows:

                                                       Date Acquired         FY 1998           FY 1999
      Operation                                                             Net Sales         Net Sales
     -----------------------------------------------  ----------------  -----------------  ----------------
                                                                          (In millions)     (In millions)
      Inverness....................................       10/06/97            $41.9             $48.1
      Sheffield....................................       04/06/98             37.6             132.2
      Claremont....................................       05/01/98              1.3               7.1
      London Precision.............................       09/01/98               --              21.9
      Autun........................................       02/25/99               --               4.5

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

         Gross profit for fiscal 1999 increased by $12.3 million, or 22.2%, to $67.8 million, or 14.3% of net sales, compared to $55.5 million, or 14.9% of net sales, for fiscal 1998. The increase in gross profit was primarily due to increased sales volume levels resulting from the acquisitions of Sheffield and London Precision Machine and Tool Ltd. ("London Precision"). The contribution from London Precision and improved results at Amite Foundry and Machine, Inc. ("Amite") due to increased sales volume levels, improved productivity and reduced employee turnover and training positively impacted gross profit as a percentage of net sales.

          Offsetting these factors were: (i) decreased absorption of overhead resulting from lower net sales to the offshore oil and gas, mining, steel, power generation, petrochemical and agricultural markets, (ii) delays in the scheduled delivery of orders by customers in the mining, construction and rail markets, (iii) continued productivity and scrap problems at Inverness Castings Group, Inc. ("Inverness") and Claremont, (iv) increased warranty costs at Canada Alloy Castings, Ltd. ("Canada Alloy") and (v) increased training costs, higher employee turnover and increased overtime due to the generally tight labor markets. In addition, gross profit as a percentage of net sales was impacted by (i) reduced productivity and excessive overtime due to power curtailments under the Company's interruptible electricity contracts resulting from the extreme heat during the first quarter and (ii) higher plant maintenance shutdown costs at Atchison/St. Joe and Prospect Foundry, Inc. ("Prospect").

         During fiscal 1999, the Company's reserve for warranty expense decreased to $11.8 million at June 30, 1999 from $16.3 million at June 30, 1998. Warranty expense recorded by the Company was a credit to income of $1.7 million in fiscal 1999 compared to expense of $900,000 in fiscal 1998. The decrease in both the warranty reserve and warranty expense during fiscal 1999 primarily related to the Company's Sheffield subsidiary located in the United Kingdom. The Company maintains reserves for warranty charges based on specific claims made by customers, for which management estimates a final settlement of the claim, and for expected claims not yet received. The estimate for claims not yet received is based on historical results and is estimated monthly. During fiscal 1999, the Company's estimated reserve requirement and related expense declined primarily due to 1) an overall improvement in Sheffield's claim experience over the prior year and 2) a decline in sales volume resulting in a reduced estimate of claims not yet received. Sheffield's customer claims experience as a percentage of sales declined from 2.9% in fiscal 1998 to 2.2% in fiscal 1999. Sheffield's net sales for fiscal 1999 were $132.2 million, representing a decrease of $24.0 million, or 15.4%, from net sales of $156.2 million for the twelve months ended June 30, 1998. In addition, two specific customer claims included in the reserve at June 30, 1998 were withdrawn by the customer in fiscal 1999, as the products were determined to be satisfactory. This resulted in an adjustment to the reserve, and a reduction in warranty expense, of approximately $800,000.

         During fiscal 1999, the Company's reserve for workers' compensation and employee health care decreased to $2.6 million at June 30, 1999 from $3.6 million at June 30, 1998. Workers' compensation and employee health care expense was $14.5 million for fiscal 1999, compared to $12.6 million in fiscal 1998, of which $1.2 million of the increase was associated with operations acquired by the Company since October 1997. The decrease in the reserve for workers' compensation and employee health care primarily reflects changes in the amount and timing of actual payments.

         SG&A for fiscal 1999 was $44.7 million, or 9.4% of net sales, compared to $28.8 million, or 7.7% of net sales, in fiscal 1998. The increase in SG&A was primarily attributable to expenses associated with the operations acquired by the Company in fiscal 1998 and fiscal 1999. The increase in SG&A as a percentage of net sales was primarily due to higher average SG&A as a percentage of net sales at Sheffield.

         Other income for fiscal 1999 was $2.8 million ($1.6 million, net of tax). Following the July 1993 Missouri River flood, insurance proceeds related to property damage were reserved for estimated future repairs to the plant. During the fourth quarter, the Company revised this estimate downward resulting in a non-recurring gain of $3.5 million ($2.1 million, net of tax). Partially offsetting this gain was a charge of $750,000 ($450,000, net of tax) related to an industrial accident at the Company's subsidiary, Jahn Foundry (see Liquidity and Capital Resources).

         Amortization of certain intangibles for fiscal 1999 was $1.6 million or 0.2% of net sales, compared to $1.2 million, or 0.3% of net sales, in fiscal 1998. The intangible assets consist of goodwill recorded in connection with certain of the Company's acquisitions. The Company has also recorded a liability, consisting of the excess of acquired net assets over cost ("negative goodwill"), in connection with the acquisitions of Canadian Steel and Autun. The amortization of negative goodwill was a credit to income in fiscal 1999 of $870,000, or 0.2% of net sales, as compared to $257,000, or 0.1% of net sales, in fiscal 1998.

         Interest expense for fiscal 1999 increased to $8.4 million, or 1.8% of net sales, from $3.9 million, or 1.0% of net sales, in fiscal 1998. The increase in interest expense primarily reflects an increase in the average amount of outstanding indebtedness during fiscal 1999 primarily incurred to finance the Company's acquisitions.

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

     LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed operations with internally generated funds, proceeds from the sale of senior notes and available borrowings under its bank credit facilities. Cash provided by operating activities for fiscal 2000 was $18.0 million, an increase of $10.3 million from fiscal 1999. This increase was primarily attributable to advances by the Company's insurance carrier against the claim relating to the industrial accident at Jahn Foundry. (See below)

         Working capital was $11.8 million at June 30, 2000, as compared to $77.5 million at June 30, 1999. The decrease in working capital primarily reflects the classification of the Company's bank credit facility and senior notes with an insurance company as current at June 30, 2000. As described below, the Company obtained a waiver of compliance with certain financial covenants through September 30, 2000 from its bank lenders and an insurance company holding the Company's senior notes. Absent another waiver, the Company does not believe it will be in compliance with such covenants. The agreements with the Company's bank lenders and the insurance company contain cross acceleration/default provisions which would allow the debt to be accelerated. Accordingly, the outstanding balances under these agreements have been classified as current at June 30, 2000.

         During fiscal 2000, the Company made capital expenditures of $21.4 million, as compared to $20.0 million for fiscal 1999. Included in fiscal 2000 were capital expenditures of $7.7 million to rebuild the shell molding area and boiler room damaged in the industrial accident on February 25, 1999 at Jahn Foundry (see below) and $2.7 million to expand Autun's product line capabilities in the manufacture of gray and ductile iron castings. Included in fiscal 1999 were capital expenditures of $2.1 million on upgrading the 1,500 ton forging press to 2,500 tons at Sheffield. The balance of capital expenditures in both periods were used for routine projects at each of the Company's facilities. The Company expects to make approximately $18.0 million of capital expenditures during fiscal 2001.

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

         On April 23, 1999, the Company and its lenders entered into the Second Amendment to the Credit Agreement. This amendment provides that the Company maintain a ratio of earnings before interest, taxes and amortization to fixed charges ("Fixed Charge Coverage Ratio") of at least 1.10 increasing to 1.25 on March 31, 2000 and 1.50 on March 31, 2001. The amendment also provides that the Company must maintain a ratio of total senior debt to earnings before interest, taxes, amortization and depreciation of not more than 3.2 prior to the issuance by the Company of any subordinated debt, and not more than 3.0 after the issuance of any subordinated debt. In addition, this amendment provides that the Company may not make acquisitions prior to May 1, 2000 and, from and after May 1, 2000, the Company may not make acquisitions unless the Fixed Charge Coverage Ratio is at least 1.50, among other existing restrictions. Loans under this revolving credit facility will bear interest at fluctuating rates of either: (i) the agent bank's corporate base rate or (ii) LIBOR plus 1.85% subject, in the case of the LIBOR rate option, to a reduction of up to 0.50% (50 basis points) if certain financial ratios are met. Loans under this revolving credit facility may be used for general corporate purposes, permitted acquisitions and approved investments. Absent the Amendment, the Company would not have been in compliance with the Fixed Charge Coverage Ratio.

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

         On November 5, 1999, the Company and its lenders entered into the Fourth Amendment and Waiver (the "Fourth Amendment") to the Credit Agreement. The Fourth Amendment provided, among other things, that the Company maintain a ratio of earnings before interest, taxes and amortization to fixed charges ("Fixed Charge Coverage Ratio") of at least
     1.10 on December 31, 1999, increasing to 1.25 on July 1, 2000, if the Company incurs at least $20 million of subordinated debt by January 31, 2000. If the Company did not obtain a commitment for the private placement of at least $20 million of subordinated debt by December 15, 1999, the Fourth Amendment provided that (1) the Company maintain a Fixed Charge Coverage Ratio of at least 1.10 on December 31, 1999, increasing to 1.25 on March 31, 2000 and 1.50 on March 31, 2001, (2) the fixed charges used in calculating the Fixed Charge Coverage Ratio will include 15% of the aggregate principal amount outstanding under the revolving credit facility after October 1, 1999 rather than after July 1, 2000, and (3) the Company will grant the lenders under the Credit Agreement liens on the Company's assets by February 14, 2000. The Company was unable to obtain such a commitment by December 15, 1999. The Fourth Amendment also provided that the Company must maintain a ratio of consolidated total debt to total capitalization of not more than 55%. Absent the Waiver, the Company would not have been in compliance with the Fixed Charge Coverage Ratio.

         On December 21, 1999, the Company and its lenders entered into the Fifth Amendment (The "Fifth Amendment") to the Credit Agreement. The Fifth Amendment provided that the Company may incur up to $35 million of indebtedness from General Electric Capital Corporation or its assignees (the "GE Financing"). In addition, the Fifth Amendment provided that (1) the bank revolving credit facility will be increased from $70.0 million to $80.0 million through April 30, 2000, (2) the fixed charges used in calculating the Fixed Charge Coverage Ratio will not include 15% of the aggregate principal amount outstanding under the revolving credit facility through June 30, 2000 and (3) the Company will grant the lenders under the Credit Agreement liens in certain of the Company's assets. Absent the Amendment, the Company would not have been in compliance with the Fixed Charge Coverage Ratio.

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

         On May 1, 2000, the Company and its lenders entered into the Seventh Amendment and Waiver (the "Seventh Amendment") to the Credit Agreement. The Seventh Amendment provides, among other things, for a waiver of compliance by the Company with the Cash Flow Leverage Ratio covenant through July 1, 2000. The Cash Flow Leverage Ratio covenant requires the Company to maintain a ratio of total debt to earnings before interest, taxes, depreciation and amortization of no greater than 3.2. Loans under this credit facility will bear interest at fluctuating rates of either: (1) Harris's corporate base rate plus 0.75% or (2) LIBOR plus 2.25%, increasing to LIBOR plus 2.50% on June 1, 2000. Absent the waiver, the Company would not have been in compliance with the Cash Flow Leverage Ratio.

         On June 30, 2000, the Company and its lenders entered into the Eighth Amendment and Waiver (the "Eighth Amendment") to the Credit Agreement. The Eight Amendment provides, among other things, for a waiver of compliance by the Company with the Cash Flow Leverage Ratio and Fixed Charge Coverage Ratio covenants through July 31, 2000, and that the bank credit facility will be decreased from $80.0 million to $77.3 million through July 31, 2000. Loans under this Credit Agreement will bear interest at Harris's corporate base rate plus 1.25%. Absent the waiver, the Company would not have been in compliance with the Cash Flow Leverage and Fixed Charged Coverage Ratio Covenants.

         Effective June 30, 2000, the insurance company holding the Notes granted a limited waiver of compliance with the Fixed Charge Coverage Ratio covenant through September 30, 2000. Absent the waiver, the Company would not have been in compliance with the Fixed Charge Coverage Ratio covenant.

         On July 31, 2000, the Company and its lenders entered into the Ninth Amendment and Waiver (the "Ninth Amendment") to the Credit Agreement. The Ninth Amendment provides, among other things, for a waiver of compliance by the Company with the Cash Flow Leverage Ratio and Fixed Charge Leverage Ratio covenants through September 30, 2000, and that the bank facility will be maintained at $77.3 million through September 30, 2000. Loans under the Credit Agreement will bear interest at fluctuating rates of either (1) Harris' corporate base rate plus 1.75% or (2) LIBOR plus 3.00%. Absent the waiver, the Company would not have been in compliance with the Cash Flow Leverage Ratio and Fixed Charge Coverage Ratio covenants.

         Compliance with the financial covenants under the Credit
     Agreement and Note Purchase Agreement is determined on a "rolling-four-quarter" basis. The results for fiscal 2000 are, and expected results for fiscal 2001 will likely continue to be, below results needed to achieve compliance with these covenants under the Credit Agreement and Note Purchase Agreement. Accordingly, the Company is currently (a) negotiating forbearance agreements to its Credit Agreement and Note Purchase Agreement in which the parties would agree not to enforce their rights with respect to defaults in connection with (i) covenants relating to the Cash Flow Leverage Ratios, Fixed Charge
     Coverage Ratio and Current Ratio, and (ii) extensions of additional credit due to noncompliance of the covenants described above and other provisions, and (b) negotiating with other financial institutions to establish a new credit facility with covenants that the Company believes it will be able to satisfy. During the past several years, the Company has been able to negotiate operating flexibility with its lenders, although future success in achieving any such renegotiations or refinancings, or the specific terms thereof, including interest rates, capital expenditure limits or borrowing capacity, cannot be assured. The Company believes that its operating cash flow and amounts available for borrowing under the new credit facility, when established, or its existing credit facility, assuming forbearances are obtained, will be adequate to fund its capital expenditure and working capital requirements for the next 12 months. However, the level of capital expenditure and working capital requirements may be greater than currently anticipated as a result of unforeseen expenditures such as compliance with environmental laws or the accident at Jahn Foundry. If the Company fails to achieve compliance with the terms of its Credit Agreement or, in the absence of such compliance, if the Company fails to amend such financial covenants on terms favorable to the Company, the Company may be in default under such covenants. If such default occurred, it would permit acceleration of its debt under its Credit Agreement which, in turn, would permit acceleration of the Notes under the Note Purchase
     Agreement, and vice versa.

         Total indebtedness of the Company at June 30, 2000 was $117.6 million, as compared to $113.4 million at June 30, 1999. This increase of $4.2 million primarily reflects indebtedness incurred of $2.7 million to purchase common stock in certain of the Company's subsidiaries. At June 30, 2000, $11.4 million was available for borrowing under the Company's revolving credit facility.

         An accident, involving an explosion and fire, occurred on February 25, 1999, at Jahn Foundry, located in Springfield, Massachusetts. Nine employees were seriously injured and there have been three fatalities. The damage was confined to the shell molding area and boiler room. The other areas of the foundry are operational. Molds are currently being produced at other foundries as well as Jahn Foundry while the repairs are made. The new shell molding department is scheduled to be in operation this fall.

         The Company carries insurance for property and casualty damages (over $475 million of coverage), business interruption (approximately $115 million of coverage), general liability ($51 million of coverage) and workers' compensation (up to full statutory liability) for itself and its subsidiaries. The Company recorded charges of $450,000 ($750,000 before tax) during the third quarter of fiscal 1999, primarily reflecting the deductibles under the Company's various insurance policies. At this time there can be no assurance that the Company's ultimate costs and expenses resulting from the accident will not exceed available insurance coverage by an amount which could be material to its financial condition or results of operations and cash flows.

         A civil action has been commenced in Massachusetts state court on behalf of the estates of deceased workers, their families, injured workers and their families, against the supplier of a chemical compound used in Jahn Foundry's manufacturing process. Counsel for the plaintiffs informally have indicated a desire to explore whether any facts would support adding the Company to that litigation as a jointly and severally liable defendant. The supplier of the chemical compound, Borden Chemical, Inc., filed a Third Party Complaint against Jahn Foundry in Massachusetts State Court on February 2, 2000 seeking indemnity for any liability it has to the plaintiffs in the civil action. The Company's comprehensive general liability insurance carrier has retained counsel on behalf of Jahn Foundry and the Company and is aggressively defending Jahn Foundry in the Third Party Complaint, as well as monitoring the situation on behalf of the Company. It is too early to assess the potential liability to Jahn Foundry for the Third Party Complaint and the potential liability to the Company for any claim, which in any event the Company would aggressively defend. Plaintiff's counsel has informally raised the possibility of seeking to make a double recovery under the workers' compensation policy in force for Jahn Foundry, contending that there was willful misconduct on Jahn Foundry's part leading to the accident. Such recovery, if pursued and made, would be of a material nature. It is too early to assess the potential liability for such a claim, which in any event Jahn Foundry would aggressively defend.

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

     MARKET RISK

         The Company operates manufacturing facilities in the U.S., Canada and Europe and utilizes fixed and floating rate debt to finance its global operations. As a result, the Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. The Company believes the political and economic risks related to its foreign operations are mitigated due to the stability of the countries in which its largest foreign operations are located.

         In the normal course of business, the company uses derivative financial instruments including interest rate swaps and foreign currency forward exchange contracts to manage its market risks, although, at June 30, 2000, the Company had no outstanding interest rate swap agreements. Additional information regarding the Company's financial instruments is contained in
     Note 12 to the Company's consolidated financial statements. The Company's objective in managing its exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow and to lower its overall borrowing costs. The Company's objective in managing its exposure to changes in foreign currency exchange rates is to reduce volatility on earnings and cash flow associated with such changes. The Company's principal currency exposures are in the major European currencies and the Canadian dollar. The Company does not hold derivatives for trading purposes.

         For 2000 and 1999, the Company's exposure to market risk has been estimated using sensitivity analysis, which is defined as the change in the fair value of a derivative or financial instrument assuming a hypothetical 10% adverse change in market rates or prices. The Company used current market rates on its debt and derivative portfolio to perform the sensitivity analysis. Certain items such as lease contracts, insurance contracts, and obligations for pension and other post-retirement benefits were not included in the analysis. The results of the sensitivity analyses are summarized below. Actual changes in interest rates or market prices may differ from the hypothetical changes.

         The Company's primary interest rate exposures relate to its cash and short-term investments and fixed and variable rate debt. The potential loss in fair values is based on an immediate change in the net present values of the Company's interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% change in interest rates would have a material impact on the Company's earnings of approximately $500,000 and $200,000 in fiscal 2000 and 1999, respectively.

         The Company's exposure to fluctuations in currency rates against the British pound sterling and Canadian dollar result from the Company's holdings in cash and short-term investments and its utilization of foreign currency forward exchange contracts to hedge customer receivables and firm commitments. The potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of the Company's currency exposures due to a 10% shift in exchange rates versus the British pound sterling and Canadian dollar. The potential loss in cash flows and earnings is based on the change in cash flow and earnings over a one-year period resulting from an immediate 10% change in currency exchange rates versus the British pound sterling and Canadian dollar. Based on the Company's holdings of financial instruments at June 30, 2000 and 1999, a hypothetical 10% depreciation in the pound sterling and the Canadian dollar versus all other currencies would have a material impact on the Company's earnings of approximately $1.7 million and $2.7 million in fiscal 2000 and 1999, respectively. The Company's analysis does not include the offsetting impact from its underlying hedged exposures (customer receivables and firm commitments). If the Company included these underlying hedged exposures in its sensitivity analysis, these exposures would substantially offset the financial impact of its foreign currency forward exchange contracts due to changes in currency rates.

     INFLATION

         Management believes that the Company's operations have not been materially adversely affected by inflation or changing prices.

     FORWARD-LOOKING STATEMENTS

         Statements above in the subsections entitled "General," "Liquidity and Capital Resources" and "Market Risk," such as "expects," "intends," "contemplating" and statements regarding quarterly fluctuations, statements regarding the adequacy of funding for capital expenditure and working capital requirements for the next twelve months and similar expressions that are not historical are forward-looking statements that involve risks and uncertainties. Such statements include the Company's expectations as to future performance. Among the factors that could cause actual results to differ materially from such forward-looking statements are the following: the size and timing of future acquisitions, business conditions and the state of the general economy, particularly the capital goods industry, the strength of the U.S. dollar, British pound sterling and the Euro, interest rates, the availability of labor, the successful conclusion of contract negotiations, the results of any litigation arising out of the accident at Jahn Foundry, the competitive environment in the casting industry and changes in laws and regulations that govern the Company's business, particularly environmental regulations.

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

         The following table presents selected unaudited supplemental quarterly results for fiscal 1999 and fiscal 2000.

                                         FISCAL 1999                                 FISCAL 2000
                                       QUARTERS ENDED                               QUARTERS ENDED
                          ------------------------------------------   ----------------------------------------------
                              SEPT.       DEC.   MAR.(1)    JUNE(2)        SEPT.     DEC.(3)    MAR.(4)     JUNE(5)
                          -----------  -------- --------   --------      --------   --------   --------   --------
                                         (unaudited)                                   (unaudited)
                                                    (In thousands, except per share data)
     Net Sales.............  $116,576  $122,955 $119,533   $116,495      $109,693   $115,711   $124,745   $118,152
     Gross Profit..........    13,921    18,747   17,535     17,569        12,713     15,031     13,692     12,117
     Operating
       Income (Loss).......     2,701     6,810    4,590     11,195         3,102      4,658      2,730     (9,268)
     Net Income (Loss).....      $337    $2,708   $1,265     $5,496          $612     $1,144     $7,845    $(7,145)
                             ========  ======== ========   ========      ========   ========   ========   ========
     Net Income (Loss) Per
       Share..............
       Basic..............     $ 0.04    $ 0.35   $ 0.17     $ 0.72          $.08      $0.15      $1.03     $(0.93)
                             ========  ======== ========   ========      ========   ========   ========   ========
        Diluted............    $ 0.04    $ 0.35   $ 0.17     $ 0.72          $.08      $0.15      $1.03     $(0.93)
                             ========  ======== ========   ========      ========   ========   ========   ========

(1) The third quarter contains a $750 charge recorded in connection with an industrial accident that occurred on February 25, 1999 at Jahn Foundry, which decreased net income by $450,000, or $.06 per share.
(2) The fourth quarter contains a $3,500 revision to the flood damage reconstruction reserve which increased net income by $2,086, or $.27 per share. The flood damage reconstruction reserve related to the July 1993 Missouri River flood.
(3) The second quarter contains a $681 gain on the termination of an interest rate swap agreement, which increased net income by $412 or $.05 per share.
(4) The third quarter contains a $7,786 deferred income tax benefit relating to the resolution of the Company's tax treatment of certain flood insurance proceeds received in fiscal 1995 and 1996, which increased net income by $7,786, or $1.02 per share.
(5) The fourth quarter contains a $3,373 impairment charge and $227 of other costs recorded in connection with the closure of Claremont foundry, which decreased net income $2,268 or $0.30 per share. In addition, the fourth quarter also contains a $6,883 impairment charge recorded in connection with the write-down of PrimeCast fixed assets, which decreased net income $4,336 or $0.56 per share. In addition, the fourth quarter contains a $402 gain on the termination of an interest rate swap agreement, which increased net income by $243 or $.03 per share.

      ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is incorporated herein by reference to the section entitled "Market Risk" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

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

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

     ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item with respect to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A. The required information as to executive officers is set forth in Part I hereof.

     ITEM 11.   EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

     ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

     ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

                                     PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

                                                                                        Page
                                                                                       Number
                                                                                       ------
(a)      DOCUMENTS LIST

         (1) The following financial statements are included in Part II Item 8:

                  Independent Auditors' Report                                          F-1

                  Consolidated Balance Sheets at June 30, 1999 and 2000                 F-2

                  Consolidated Statements of Income For the Years                       F-4
                  Ended June 30, 1998, 1999 and 2000

                  Consolidated Statements of Comprehensive Income                       F-5
                  For the Years Ended June 30, 1998, 1999 and 2000

                  Consolidated Statements of Stockholders' Equity                       F-6
                  For the Years Ended June 30, 1998, 1999 and 2000

                  Consolidated Statements of Cash Flows For the Years                   F-7
                  Ended June 30, 1998, 1999 and 2000

                  Notes to Consolidated Financial Statements For the Years              F-8
                  Ended June 30, 1998, 1999 and 2000

         (2)      Financial Statement Schedules

                  Valuation and Qualifying Accounts Schedule                             44

         (3)      List of Exhibits:

                  Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index which is incorporated herein by reference.

(b)      REPORTS ON FORM 8-K


                  The Company has filed a Form 8-K dated May 19, 2000.

                  Items Reported:

                  Item 5.  Other Events (Description of By-Law amendments)
                  Item 7.  Exhibits


         (1)      Amendments to By-Laws of the Company
         (2)      Amended and Restated By-Laws of the Company

(c)     EXHIBITS

        The response to this portion of Item 14 is submitted as a separate section to this report.

(d)     FINANCIAL STATEMENT SCHEDULES

        The consolidated financial statement schedules required by this Item are listed under Item 14(a)(2).

   Financial Statement Schedules - Valuation and Qualifying Accounts Schedule

ACCOUNTS RECEIVABLE ALLOWANCE

                 BEGINNING   BALANCE   ADDITIONS TO    DEDUCTION FROM    ENDING
                  BALANCE    ACQUIRED   (EXPENSE)        (WRITEOFFS)     BALANCE
                 ---------   --------  ------------    --------------    -------
Fiscal 2000         $591       $ -         $855             $862           $584

Fiscal 1999          508        21          282              220            591

Fiscal 1998          381       311          120              304            508


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ATCHISON CASTING CORPORATION
                                  (Registrant)

                                   By:      /s/ Hugh H. Aiken
                                       ------------------------------------
                                                Hugh H. Aiken
                                                Principal Executive Officer

     Dated:  Sept 25, 2000
             -------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dated indicated:

          Signature                     Title                         Date
          ---------                     -----                         ----
 /s/ Hugh H. Aiken             Chairman of the Board,             Sept. 25, 2000
 --------------------------    President, Chief Executive         --------------
     Hugh H. Aiken             Officer and Director
                               (Principal Executive Officer)

 /s/ Stuart Z. Uram            Director                           Sept. 25, 2000
 ---------------------------                                      --------------
     Stuart Z. Uram


 /s/ David L. Belluck          Director                           Sept. 27, 2000
 ---------------------------                                      --------------
     David L. Belluck


 /s/ Ray H. Witt               Director                           Sept. 27, 2000
 ---------------------------                                      --------------
     Ray H. Witt


 /s/ David D. Colburn          Director                           Sept. 27, 2000
 ---------------------------                                      --------------
     David D. Colburn


 /s/ Kevin T. McDermed         Vice President, Chief              Sept. 25, 2000
 ---------------------------   Financial Officer, Treasurer       --------------
     Kevin T. McDermed         and Secretary
                               (Principal Financial Officer
                               and Principal Accounting
                               Officer)

ATCHISON CASTING

CORPORATION AND

SUBSIDIARIES



Consolidated Financial Statements as of
June 30, 1999 and 2000, and for Each of the Three
Years in the Period Ended June 30, 2000, and
Independent Auditors' Report

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                                                                             PAGE
                                                                             ----
INDEPENDENT AUDITORS' REPORT                                                 F-1

CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE
 PERIOD ENDED JUNE 30, 2000:

Consolidated Balance Sheets - June 30, 1999 and 2000                      F-2 - F-3

Consolidated Statements of Income - Years Ended June 30, 1998,
 1999 and 2000                                                               F-4

Consolidated Statements of Comprehensive Income - Years Ended
 June 30, 1998, 1999 and 2000                                                F-5

Consolidated Statements of Stockholders Equity - Years Ended
 June 30, 1998, 1999 and 2000                                                F-6

Consolidated Statements of Cash Flows - Years Ended June 30, 1998,
 1999 and 2000                                                               F-7

Notes to Consolidated Financial Statements                                F-8 - F-41

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
  Atchison Casting Corporation and Subsidiaries
Atchison, Kansas

We have auditied the accompanying consolidated balance sheets of Atchison Casting Corporation and subsidiaries (the "Company") as of June 30, 1999 and 2000 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis of our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1999 and 2000, and the results of its operations and its cash flows for each of the the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 10 and 24 to the consolidated financial statements, the Company has classified approximately $72.8 million of debt as current due to expected debt covenant violations. The Company is seeking to extend, renegotiate or replace its current credit facilities.

/s/ Deloitte & Touche LLP

September 1, 2000
Kansas City, Missouri


ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 AND 2000
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

ASSETS                                                                      1999         2000
                                                                          --------     --------
CURRENT ASSETS:
  Cash and cash equivalents                                               $  4,222     $  5,932
  Customer accounts receivable, net of allowance for doubtful
    accounts of $591 and $584 at June 30, 1999 and 2000, respectively       83,235       94,988
  Inventories                                                               68,777       61,804
  Deferred income taxes                                                                     816
  Other current assets                                                      18,829       26,096
                                                                          --------     --------

           Total current assets                                            175,063      189,636

PROPERTY, PLANT AND EQUIPMENT, Net                                         150,056      142,367

INTANGIBLE ASSETS, Net                                                      32,846       31,233

DEFERRED FINANCING COSTS, Net                                                  660          923

OTHER ASSETS                                                                15,153       13,106
                                                                          --------     --------

TOTAL                                                                     $373,778     $377,265
                                                                          ========     ========

                                                                     (Continued)


ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 AND 2000
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                              1999         2000
                                                                                --------     --------
CURRENT LIABILITIES:
  Accounts payable                                                              $ 39,452     $ 40,607
  Accrued expenses                                                                43,130       56,316
  Current maturities of long-term obligations                                      8,833       80,919
  Deferred income taxes                                                            6,126
                                                                                --------     --------
          Total current liabilities                                               97,541      177,842

LONG-TERM OBLIGATIONS                                                            104,607       36,691

DEFERRED INCOME TAXES                                                              9,220        5,511

OTHER LONG-TERM OBLIGATIONS                                                        3,969        2,683

EXCESS OF FAIR VALUE OF ACQUIRED NET ASSETS OVER COST, Net of accumulated
  amortization of $1,776 and $2,298 at June 30, 1999 and 2000, respectively        6,889        4,843

POSTRETIREMENT OBLIGATION OTHER
  THAN PENSION                                                                     8,278        9,199

MINORITY INTEREST IN SUBSIDIARIES                                                  4,205        1,544
                                                                                --------     --------

          Total liabilities                                                      234,709      238,313
                                                                                --------     --------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, participating, cumulative, 2,000,000 authorized shares; no shares issued and outstanding
  Common stock, $.01 par value, 19,300,000 authorized shares; 8,259,603 and
    8,295,974 shares issued at June 30, 1999
    and 2000, respectively                                                            83           83
  Class A common stock (non-voting), $.01 par value, 700,000 authorized shares;
    no shares issued and outstanding
  Additional paid-in capital                                                      81,216       81,460
  Retained earnings                                                               65,011       67,467
  Accumulated foreign currency translation adjustment                             (1,193)      (4,010)
  Less common stock held in treasury, 622,702 shares at June 30, 1999
    and 2000, at cost                                                             (6,048)      (6,048)
                                                                                ---------  -----------
           Total stockholders' equity                                            139,069      138,952
                                                                                ---------  -----------
TOTAL                                                                          $ 373,778    $ 377,265
                                                                               =========   ===========

See notes to consolidated financial statements                                              (Concluded)


ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 1998, 1999 AND 2000
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                               1998              1999            2000
                                              ------            ------          ------
NET SALES                                 $   373,768      $   475,559      $   468,301

COST OF GOODS SOLD                            318,280          407,787          414,748
                                          -----------      -----------      -----------
GROSS PROFIT                                   55,488           67,772           53,553

OPERATING EXPENSES:
  Selling, general and administrative          28,798           44,682           43,089
  Impairment charges                                                             10,256
  Amortization of intangibles                     850              544             (408)
  Other income, net                                             (2,750)            (606)
                                          -----------      -----------      -----------

     Total operating expenses, net             29,648           42,476           52,331
                                          -----------      -----------      -----------

OPERATING INCOME                               25,840           25,296            1,222

INTEREST EXPENSE                                3,896            8,352            9,452

MINORITY INTEREST IN NET INCOME OF
  SUBSIDIARIES                                    448              237               66
                                          -----------      -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES              21,496           16,707           (8,296)

INCOME TAXES                                    8,731            6,901          (10,752)
                                          -----------      -----------      -----------
NET INCOME                                $    12,765      $     9,806      $     2,456
                                          ===========      ===========      ===========

NET INCOME PER COMMON AND
  EQUIVALENT SHARES:
    BASIC                                 $      1.56      $      1.26      $      0.32
                                          ===========      ===========      ===========
    DILUTED                               $      1.55      $      1.26      $      0.32
                                          ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  AND EQUIVALENT SHARES OUTSTANDING:
    BASIC                                   8,167,285        7,790,781        7,648,616
                                          ===========      ===========      ===========
    DILUTED                                 8,218,686        7,790,781        7,650,311
                                          ===========      ===========      ===========

See notes to consolidated financial statements.



ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED JUNE 30, 1998, 1999 AND 2000
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                1998            1999          2000
                                               ------          ------        ------
NET INCOME                                     $ 12,765      $  9,806      $  2,456

OTHER COMPREHENSIVE INCOME -
  Foreign currency translation adjustments         (498)         (563)       (2,817)
                                               --------      --------      --------
TOTAL COMPREHENSIVE INCOME (LOSS)              $ 12,267      $  9,243      $   (361)
                                               ========      ========      ========

See notes to consolidated financial statements.



ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1998, 1999 AND 2000
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                                             ACCUMULATED
                                                                                               FOREIGN       COMMON
                                                              ADDITIONAL                       CURRENCY       STOCK
                                                    COMMON     PAID-IN         RETAINED      TRANSLATION     HELD IN
                                                    STOCK      CAPITAL         EARNINGS       ADJUSTMENT     TREASURY      TOTAL
                                                 ---------   -----------      ----------   --------------   ----------   ---------
Balance, July 1, 1997                              $ 81          $80,342         $42,440      $  (132)                    $122,731
  Issuance of 15,793 shares                                          227                                                       227
  Exercise of stock options (28,060 shares)           1              388                                                       389
  Foreign currency translation
    adjustment of investment in subsidiaries                                                     (498)                        (498)
  Net income                                                                      12,765                                    12,765
                                                 ---------   -----------      ----------   --------------                 ----------
Balance, June 30, 1998                               82           80,957          55,205         (630)                     135,614
  Issuance of 33,033 shares                           1              259                                                       260
  Purchase of 586,700 shares under Stock
    Repurchase Plan                                                                                         $(6,048)        (6,048)
  Foreign currency translation
    adjustment of investment in subsidiaries                                                     (563)                        (563)
  Net income                                                                       9,806                                     9,806
                                                 ---------   -----------      ----------   --------------   ----------   ---------
Balance, June 30, 1999                               83           81,216          65,011       (1,193)       (6,048)       139,069
  Issuance of 36,371 shares                                          244                                                       244
  Foreign currency translation
    adjustment of investment in subsidiaries                                                   (2,817)                      (2,817)
  Net income                                                                       2,456                                     2,456
                                                 ---------   -----------      ----------   --------------   ----------   ---------

Balance, June 30, 2000                             $ 83          $81,460         $67,467      $(4,010)      $(6,048)      $138,952
                                                 =========   ===========      ==========   ==============   ==========   =========


See notes to consolidated financial statements.




ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1998, 1999 AND 2000
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                               1998         1999           2000
                                                                            --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $ 12,765      $  9,806      $  2,456
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                             11,695        13,400        14,218
    Minority interest in net income of subsidiaries                              448           237            66
    Provision for loss on closure of Claremont foundry                                                     3,373
    Impairment charge related to PrimeCast facility                                                        6,883
    Loss (gain) on disposal of capital assets                                    176          (190)         (486)
    Gain on termination of interest rate swap agreements                                                  (1,083)
    Deferred income tax expense (benefit)                                      1,394         4,151       (10,486)
    Changes in assets and liabilities (exclusive of effects of acquired companies):
      Receivables                                                             13,071         6,375       (10,878)
      Inventories                                                               (374)       (1,017)        5,979
      Other current assets                                                      (719)       (9,685)       (7,493)
      Accounts payable                                                        (6,854)          979         1,393
      Accrued expenses                                                       (16,472)      (14,423)       13,991
      Postretirement obligation other than pension                               467           682           921
      Other                                                                      265        (2,596)       (1,201)
                                                                            --------      --------      --------

           Cash provided by operating activities                              15,862         7,719        17,653
                                                                            --------      --------      --------
CASH FLOWS FROM  INVESTING ACTIVITIES:
  Capital expenditures                                                       (18,495)      (20,038)      (21,387)
  Proceeds from sale of capital assets                                         1,219         1,829         3,408
  Payment for purchase of net assets of subsidiaries,
    net of cash acquired                                                     (74,299)       (7,494)
  Payments for purchase of minority interest in subsidiaries                     (64)         (728)       (2,737)
  Repayments of subordinated note receivable                                     800
  Payment for investments in unconsolidated subsidiaries                                      (150)
                                                                            --------      --------      --------
           Cash used in investing activities                                 (90,839)      (26,581)      (20,716)
                                                                            --------      --------      --------
CASH FLOWS FROM  FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of costs                           616           260           244
  Payments for repurchase of common stock                                                   (6,048)
  Proceeds from issuance of long-term obligations                                                         35,000
  Payments on long-term obligations                                             (979)       (6,528)      (42,010)
  Capitalized financing costs paid                                              (409)         (108)         (620)
  Termination of interest rate swap agreements                                                             1,083
  Net borrowings under revolving loan note                                    65,519        26,675        11,285
                                                                            --------      --------      --------
           Cash provided by financing activities                              64,747        14,251         4,982
                                                                            --------      --------      --------
EFFECT OF EXCHANGE RATE ON CASH                                                 (253)         (503)         (209)

NET INCREASE (DECREASE ) IN CASH AND CASH
  EQUIVALENTS                                                                (10,483)       (5,114)        1,710

CASH AND CASH EQUIVALENTS, Beginning of period                                19,819         9,336         4,222
                                                                            --------      --------      --------
CASH AND CASH EQUIVALENTS, End of period                                    $  9,336      $  4,222      $  5,932
                                                                            ========      ========      ========


See notes to consolidated financial statements.



ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1998, 1999 AND 2000
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF OPERATIONS - Atchison Casting Corporation and subsidiaries ("ACC" or the "Company") was organized in 1991 for the purpose of becoming a broad-based manufacturer of metal castings, producing iron, steel and non-ferrous castings ranging in size from a few ounces to 280 tons. A majority of the Company's sales are to U.S. customers, however, the Company also has sales to Canadian, European and other foreign customers.

      PERVASIVENESS OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      BASIS OF PRESENTATION - The consolidated financial statements present the financial position of the Company and its subsidiaries, Amite Foundry and Machine, Inc. ("AFM"), Prospect Foundry, Inc. ("Prospect Foundry"), Quaker Alloy, Inc. ("Quaker"), Canadian Steel Foundries, Ltd. ("Canadian Steel"), Kramer International, Inc. ("Kramer"), Empire Steel Castings, Inc. ("Empire"), La Grange Foundry Inc. ("La Grange Foundry"), The G&C Foundry Company ("G&C"), Los Angeles Die Casting Inc. ("LA Die Casting"), Canada Alloy Castings, Ltd. ("Canada Alloy"), Pennsylvania Steel Foundry & Machine Company ("Pennsylvania Steel"), Jahn Foundry Corp. ("Jahn Foundry"), PrimeCast, Inc. ("PrimeCast"), Inverness Castings Group, Inc. ("Inverness"), Atchison Casting UK Limited ("ACUK"), Claremont Foundry, Inc. ("Claremont"), London Precision Machine & Tool Ltd. ("London Precision") and Fonderie d'Autun SA ("Autun"). AFM, Quaker, Canadian Steel, Kramer, Empire, La Grange Foundry, Canada Alloy, Pennsylvania Steel, Jahn Foundry, PrimeCast, Claremont and London Precision are wholly owned subsidiaries. The Company owns 96.0%, 93.9%, 90.6%, 96.7%, 95.5% and 73.8% of the outstanding capital stock of Prospect Foundry, G&C, LA Die Casting, Inverness, ACUK and Autun, respectively. Sheffield Forgemasters Group, Ltd. ("Sheffield") is a wholly-owned subsidiary of ACUK. In August 2000, ACC acquired the remaining 26% of Autun for $150. All significant intercompany accounts and balances have been eliminated.

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

      CUSTOMER ACCOUNTS RECEIVABLE - Approximately 18%, 17% and 15% of the Company's business in 1998, 1999 and 2000, respectively, was with two major customers who operate in the automotive, locomotive and general industrial markets. As of June 30, 1999 and 2000, 12% and 7%, respectively, of accounts receivable were with these two major customers. The Company generally does not require collateral or other security on accounts receivable. Credit risk is controlled through credit approvals, limits and monitoring procedures.

      INVENTORIES - Approximately 10% of the Company's inventory is valued at the lower of cost, determined on the last-in, first-out ("LIFO") method, or market. The remaining inventory is valued at the lower of cost, determined on the first-in, first-out ("FIFO") method, or market.

      PRE-PRODUCTION COSTS - In September 1999, the Emerging Issues Task Force ("EITF") of the American Institute of Certified Public Accountants issued EITF 99-5, "ACCOUNTING FOR PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS." The guidance in EITF 99-5 is effective for pre-production costs, which include tooling, dies, fixtures, patterns and drawings, among other items, incurred after December 31, 1999. The Company's long-term supply arrangements typically provide for specific reimbursement of such pre-production costs by the customer. As of June 30, 1999 and 2000, the Company had $10,215 and $8,774 of capitalized pre-production costs recorded within other current assets within the consolidated balance sheets. Generally, the supply arrangements entered into by ACC provide the Company the noncancelable right to use the tooling during the supply arrangement even though the customer owns the tooling. As such, the adoption of EITF 99-5 has not had a material effect upon the Company's consolidated financial statements.

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

      Applicable interest charges incurred during the construction of new machinery and equipment are capitalized as one of the elements of cost and are amortized over the assets' estimated useful lives. There was no interest capitalized during fiscal years 1998 and 1999, while $82 was capitalized in fiscal year 2000.




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

      LONG-LIVED ASSETS - The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset (Notes 2 and 3).

      ACCRUED INSURANCE EXPENSE - Costs estimated to be incurred in the future for employee medical benefits and casualty insurance programs resulting from claims which have occurred are accrued currently.

      At June 30, 2000, the Company had letters of credit aggregating $1,850 and a certificate of deposit of $200 which support claims for workers' compensation benefits.

      INCOME TAXES - Deferred income taxes are provided on temporary differences between the financial statement and tax basis of the Company's assets and liabilities in accordance with the liability method. SFAS No. 109, "ACCOUNTING FOR INCOME TAXES," requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

      STOCK OPTION PLANS - The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," in October 1995. SFAS No. 123 allows companies to continue under the approach set forth in Accounting Principles Board Opinion ("APB") No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," for recognizing stock-based compensation expense in the financial statements, but encourages companies to adopt provisions of SFAS No. 123 based on the estimated fair value of employee stock options. Companies electing to retain the approach under APB No. 25 are required to disclose pro forma net income and net income per share in the notes to the financial statements, as if they had adopted the fair value accounting method under SFAS No. 123. The Company has elected to retain its current accounting approach under APB No. 25.

      EARNINGS PER SHARE - Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if dilutive securities, such as stock options, were exercised.



      NEW ACCOUNTING STANDARDS - In June 1998, the FASB issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 133 requires companies to record derivative instruments as assets or liabilities, measured at fair value. The recognition of gains or losses resulting from changes in the values of those derivative instruments is based on the use of each derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 2000, the FASB issued SFAS No. 138, "ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, AN AMENDMENT OF FASB STATEMENT NO. 133," which amends certain provisions of SFAS No. 133. SFAS Nos. 133 and 138 are effective for fiscal years beginning after June 15, 2000.

      At July 1, 2000, the Company had derivatives in the form of foreign exchange contracts ("FX contracts") to buy and sell various currencies. The Company uses FX contracts as an economic hedge of trade receivables and payables denominated in foreign currencies, as well as anticipated sales to foreign customers in the customers' local currency. On July 1, 2000, the Company adopted SFAS Nos. 133 and 138, and as required, recorded its FX contracts at their fair value of approximately $(920). This resulted in a charge to income of approximately $920 ($560 net of deferred income tax benefit). Additionally, the translation of the foreign denominated trade receivables resulted in the increase in value of the receivables and the Company recorded a currency translation gain of approximately $440 ($270 net of deferred income tax expense). The impact of the adoption of SFAS Nos. 133 and 138 will be presented in the Company's fiscal year 2001 consolidated financial statements as the cumulative effect of a change in accounting principle.

      In December 1999, Staff Accounting Bulletin ("SAB") No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS," was issued. SAB No. 101 summarizes the Securities and Exchange Commission's view on applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. Due to the issuance of SAB No. 101B, SAB No. 101 must be implemented no later than the fourth fiscal quarter of the Company's fiscal year ending June 30, 2001. The Company does not believe that the implementation of SAB No. 101 will have a material effect on the Company's consolidated financial statements.

      RECLASSIFICATIONS - Certain reclassifications have been made in the 1998 and 1999 financial statements to conform with current year presentation.

2.    CLOSURE OF CLAREMONT

      During fiscal year 2000, the Company recorded an impairment loss associated with the planned closure of the Claremont foundry. The resulting impairment charge of $3,373 ($2,125, net of tax) to reduce the carrying value of these fixed assets was recorded in the fourth quarter ended June 30, 2000. During the fourth quarter of fiscal year 2000, the Company's Board of Directors committed to a plan for the closure of Claremont as a result of continued operating losses. As such, the carrying values of Claremont's fixed assets were written down to the Company's estimates of fair value, which was based on discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. Prior to the impairment charge, these assets had a carrying value of $3,534. The Company intends to transfer as much work as possible to other ACC foundries by November 30, 2000, and close the foundry by such date. For fiscal years 1998, 1999, and 2000, Claremont recorded net sales of $1,297, $7,068, and $3,958, respectively, and incurred net losses of $97, $1,554, and $1,819, respectively, excluding the impairment charge in the fourth quarter of fiscal year 2000.




      In addition to the long-lived asset impairment, the Company will recognize certain other exit costs associated with the closure of Claremont in fiscal year 2001 related to employee termination costs. Such costs are recognized when benefit arrangements are communicated to affected employees in sufficient detail to enable the employees to determine the amount of benefits to be received upon termination. As of June 30, 2000, the planned closure of Claremont had not been communicated to the Claremont employees. The number of employees to be terminated in the process will approximate 45. As such, in the first quarter of fiscal year 2001, the Company will recognize approximately $90 in severance benefits related to the Claremont closure.

      Other costs directly related to the closure of Claremont which are not eligible for recognition at the commitment date will be expensed as incurred under EITF 94-3, "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)".

3.    WRITE-DOWN OF PRIMECAST ASSETS

      The Company recognized an impairment charge of $6,883 ($4,336, net of tax) to reduce the carrying value of fixed assets at its PrimeCast foundry in the fourth quarter ended June 30, 2000. The Company considers continued operating losses, caused primarily by the bankruptcy of PrimeCast's major customer and subsequent closure of facilities to which PrimeCast supplied a significant amount of castings, as the primary indicator of impairment. An impairment loss was recognized as the future undiscounted cash flows of PrimeCast were estimated to be insufficient to recover the carrying values of the fixed assets. As such, the carrying values of these assets were written down to the Company's estimates of fair value, which was based upon discounted future cash flows of PrimeCast. Accordingly, actual results could vary significantly from such estimates. Prior to the impairment charge, these assets had a remaining carrying amount of $8,248. For fiscal years 1998, 1999, and 2000, PrimeCast recorded net sales of $33,861, $27,531, and $24,464, respectively, and incurred net income (losses) of $609, $(644), and $(2,033), respectively, excluding the impairment charge in the fourth quarter of fiscal year 2000.

4.    ACQUISITIONS

      On July 1, 1997, the Company purchased the Beloit Castings Division ("BCD") of Beloit Corporation for $8,209 in cash and $102 of related expenses. BCD now operates under the name PrimeCast, as a subsidiary of ACC. PrimeCast is a group of four foundries in Beloit, Wisconsin and South Beloit, Illinois, including two iron foundries, a steel foundry and a non-ferrous foundry, that produce castings for the paper-machinery, pump, valve, mining and construction markets. The Company financed this acquisition with available cash balances (Note 3).

      On October 6, 1997, the Company acquired approximately 91.5% of the outstanding capital stock of Inverness, a Delaware corporation, for $5,882 in cash and $202 of related expenses, in addition to the assumption of $587 of outstanding indebtedness. Contemporaneous with the consummation of this acquisition, the Company retired approximately $11,602 of Inverness' outstanding indebtedness. The remaining 8.5% of Inverness capital stock was retained by Inverness management. During fiscal year 1999, the Company purchased additional shares from Inverness management. Inverness, located in Dowagiac, Michigan, produces aluminum die castings for the automotive, furniture and appliance markets. The Company financed this transaction with available cash balances and funds available under its revolving credit facility.




      On April 6, 1998, ACUK, a subsidiary of the Company, acquired all of the outstanding capital stock, consisting of 76,987,733 ordinary shares of capital stock, of Sheffield, incorporated in England and Wales, from the stockholders of Sheffield for approximately $54,931 in cash, 1,040,000 shares of ACUK valued at $915 and $226 of related expenses. The 1,040,000 ordinary shares, consisting of 5.0% of the outstanding stock, of ACUK were issued to Sheffield management in exchange for 1,267,477 shares of Sheffield instead of cash consideration. Sheffield includes Forgemasters Steel & Engineering Limited, River Don Castings Limited, Forged Rolls (UK) Limited and British Rollmakers Limited, among other operating units. The companies' products serve a variety of markets and end users, including steel rolling mills, paper and plastic processing, oil and gas exploration and production, fossil and nuclear electricity generation and forging ingots. The Company financed this transaction with funds available under its bank credit facility.

      On May 31, 1996, the Company purchased approximately 21.0% of the outstanding shares of capital stock of Claremont for $330 in cash and $17 of related expenses. On November 29, 1996, the Company purchased an additional 4.5% of the outstanding capital stock of Claremont for $40 in cash. On May 1, 1998, the Company purchased the balance of Claremont's outstanding capital stock for $1 in cash, the contribution of equipment with a fair market value of $300, the forgiveness of a subordinated note payable to the Company of $2,924 and related expenses of $7. Contemporaneous with the consummation of this acquisition, the Company retired $165 of Claremont's outstanding indebtness. Claremont, located in Claremont, New Hampshire, is a foundry that produces steel castings for the mining and mass transit industries, among others. The Company financed this transaction with funds available under its revolving credit facility (Note 2).

      Effective September 1, 1998, the Company purchased 90% of the outstanding shares of London Precision for U.S. $13,663 in cash and $124 of related expenses. On June 16, 1999, the Company purchased the remaining 10% of the outstanding shares of London Precision for U.S. $1,847 in cash. London Precision, located in London, Ontario, Canada, is an industrial machine shop which serves the locomotive, mining and construction, pulp and paper markets, among others. The Company financed this transaction with funds available under its revolving credit facility.

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

      The acquisitions have been accounted for by the purchase method of accounting, and accordingly, the purchase price including the related acquisition expenses has been allocated to the assets acquired based on the estimated fair values at the date of the acquisitions. For the Inverness and London Precision acquisitions, the excess of purchase price over estimated fair values of the net assets acquired has been included in "Intangible Assets" on the Consolidated Balance Sheets. For the PrimeCast, Sheffield, Claremont and Autun acquisitions, the fair value of the net assets acquired exceeded the purchase price. Accordingly, the excess fair value was subtracted from identifiable long-term assets ratably based on their relative fair values as a percentage of total long-term assets with any remaining excess recorded as negative goodwill and included in "Excess of Fair Value of Acquired Net Assets Over Cost" on the Consolidated Balance Sheets.



                                                                 LIVES
                                                              (IN YEARS)      1999            2000
                                                             -----------     ------          ------
Excess of fair value of acquired net assets over cost             4          $8,665          $7,141
Less accumulated amortization                                                 1,776           2,298
                                                                             ------          ------

                                                                             $6,889          $4,843
                                                                             ======          ======


      Amoritization of negative goodwill was $257, $870, and $1,897 for the years ended June 30, 1998, 1999 and 2000, respectively. The increase in negative goodwill from fiscal year 1999 to fiscal year 2000 relates to the purchase of Autun.

      The estimated fair values of assets and liabilities acquired in the 1998 and 1999 acquisitions are summarized as follows:

                                                                              1998               1999
                                                                          ----------          ---------
         Cash                                                              $ 10,244           $  6,501
         Customer accounts receivable                                        61,669              2,748
         Inventories                                                         31,231              7,117
         Property, plant and equipment                                       38,164              7,705
         Intangible assets, primarily goodwill                                4,666              8,427
         Other assets                                                        14,670                 15
         Accounts payable and accrued expenses                              (75,775)            (7,489)
         Deferred income taxes                                                6,731             (1,269)
         Excess of fair value of acquired net assets over cost                                  (7,872)
         Other long-term obligations                                         (6,470)            (1,888)
         Long-term obligations                                                 (587)
                                                                          ----------          ---------

                                                                             84,543             13,995

         Cash acquired                                                      (10,244)            (6,501)
                                                                          ----------          ---------
         Cash used in acquisitions                                         $ 74,299           $  7,494
                                                                          ==========          =========


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




                                       -F-14-



                                                                              1998               1999
                                                                           -----------        -----------
                                                                           (UNAUDITED)        (UNAUDITED)
      Net sales                                                              $549,011           $494,580
      Net income                                                               17,021             12,583
      Net income per common and equivalent shares:
        Basic                                                                    2.08               1.62
        Diluted                                                                  2.07               1.62

5.    INVENTORIES

                                                                               1999              2000
                                                                             -------            -------
      Raw materials                                                          $10,414            $ 9,552
      Work-in-process                                                         41,431             36,680
      Finished goods                                                          12,736             11,587
      Deferred supplies                                                        4,196              3,985
                                                                             -------            -------
                                                                             $68,777            $61,804
                                                                             =======            ========

      Inventories as of June 30, 1999 and 2000 would have been higher by $381 and $416, respectively, had the Company used the FIFO method of valuing those inventories valued using the LIFO method.

6.    PROPERTY, PLANT AND EQUIPMENT



                                                                       LIVES
                                                                     (IN YEARS)                1999              2000
                                                                     ----------            ----------          --------
      Land                                                                                 $ 15,686           $ 14,868
      Improvements to land                                            12-15                   4,781              4,807
      Buildings and improvements                                        35                   31,817             31,029
      Machinery and equipment                                          5-14                 124,567            125,707
      Automobiles and trucks                                            3                     1,784              1,688
      Office furniture, fixtures and equipment                         5-10                   5,675              6,358
      Tooling and patterns                                            1.5-6                   4,445              4,367
                                                                                          ----------          --------

                                                                                             188,755            188,824
      Less accumulated depreciation                                                           47,496             61,108
                                                                                           ----------          --------

                                                                                             141,259            127,716
      Construction in progress                                                                 8,797             14,651
                                                                                           ----------          --------

                                                                                            $150,056          $142,367
                                                                                           ==========          ========


      Depreciation expense was $10,656, $12,647 and $14,365 for the years ended June 30, 1998, 1999 and 2000, respectively.




7.    INTANGIBLE ASSETS



                                                                       LIVES
                                                                     (IN YEARS)               1999               2000
                                                                     ----------            ----------          --------
      Goodwill                                                           25                  $37,440            $37,310
      Less accumulated amortization                                                            4,594              6,077
                                                                                           ----------          --------

                                                                                             $32,846            $31,233
                                                                                           ==========          ========

      Amortization expense was $1,108, $1,429 and $1,489 for the years ended June 30, 1998, 1999 and 2000, respectively.

8.    DEFERRED FINANCING COSTS


                                                                        LIVES
                                                                     (IN YEARS)               1999               2000
                                                                     ----------            ----------          --------
      Deferred financing costs                                        3 to 10                $ 1,045            $ 1,355
      Less accumulated amortization                                                              385                432
                                                                                           ----------          --------

                                                                                             $   660            $   923
                                                                                           ==========          ========

      Amortization of such costs, included in interest expense, was $188, $194 and $261 for the years ended June 30, 1998, 1999 and 2000, respectively.

9.    ACCRUED EXPENSES

                                                                                               1999             2000
                                                                                           ----------        ---------
      Accrued warranty                                                                      $ 11,785          $  9,786
      Payroll, vacation and other compensation                                                 8,688             7,721
      Accrued pension liability                                                                3,089             2,383
      Advances from customers                                                                  4,509             3,426
      Reserve for flood repairs                                                                1,197               645
      Reserve for workers' compensation and employee
        health care                                                                            2,570             2,837
      Taxes other than income                                                                    395               477
      Interest payable                                                                         1,145             1,036
      Insurance advances for Jahn Foundry industrial accident (Note 23)                        2,250            20,141
      Other                                                                                    7,502             7,864
                                                                                           ----------        ---------

                                                                                            $ 43,130          $ 56,316
                                                                                           ==========        =========

10.   LONG-TERM OBLIGATIONS

      On April 3, 1998, the Company and the insurance company holding the Company's $20,000 aggregate principal amount of unsecured, senior notes entered into the Third Amendment to the Note Purchase Agreement providing for an increase in permitted subsidiary indebtedness from $3,500 to $8,000.

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

      On October 7, 1998, the Company and Harris entered into the First Amendment to the Credit Agreement. This amendment permits the Company to repurchase up to $24,000 of its common stock, subject to a limitation of $10,000 in any fiscal year unless certain financial ratios are met, and provides for an option to increase the revolving portion of the credit facility to $100,000 if the Company issues senior subordinated notes. Proceeds from the issuance of any senior subordinated notes must be used to permanently pre-pay the $40,000 term loan portion of the credit facility.

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

      On August 20, 1999, the Company and Harris entered into the Third Amendment to the Credit Agreement. This amendment provides that the Company's subsidiary, Autun, is not subject to the provisions governing subsidiary indebtedness. It further provides that the Company and its subsidiaries may not make any investment in Autun and the Company must exclude Autun's results in the calculation of various financial covenants.

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




      On November 5, 1999, the Company and Hrris entered into the Fourth Amendment and Waiver (the "Fourth Amendment") to the Credit Agreement. The Fourth Amendment provided, among other things, that the Company maintain a Fixed Charge Coverage Ratio of at least 1.10 on December 31, 1999, increasing to 1.25 on July 1, 2000, if the Company incurs at least $20 million of subordinated debt by January 31, 2000. If the Company did not obtain a commitment for the private placement of at least $20 million of subordinated debt by December 15, 1999, the Fourth Amendment provided that
      (1) the Company maintain a Fixed Charge Coverage Ratio of at least 1.10 on December 31, 1999, increasing to 1.25 on March 31, 2000 and 1.50 on March 31, 2001, (2) the fixed charges used in calculating the Fixed Charge Coverage Ratio will include 15% of the aggregate principal amount outstanding under the revolving credit facility after October 1, 1999 rather than after July 1, 2000, and (3) the Company will grant the lenders under the Credit Agreement liens on the Company's assets by February 14, 2000. The Company was unable to obtain such a commitment by December 15, 1999. The Fourth Amendment also provided that the Company must maintain a ratio of consolidated total debt to total capitalization of not more than 55%. Absent the waiver within the Fourth Amendment, the Company would not have been in compliance with the Fixed Charge Coverage Ratio. Loans under this credit facility will bear interest at fluctuating rates of either:
      (1) Harris' corporate base rate plus 0.25%, subject to a reduction of 0.25% (25 basis points) if certain financial ratios are met or (2) LIBOR plus 2.10%, subject to a reduction of up to 0.50% (50 basis points) if certain financial ratios are met.

      On December 21, 1999, the Company and Harris entered into the Fifth Amendment (The "Fifth Amendment") to the Credit Agreement. The Fifth Amendment provided that the Company may incur up to $35 million of indebtedness from General Electric Capital Corporation or its assignees (the "GE Financing"). In addition, the Fifth Amendment provided that (1) the bank revolving credit facility will be increased from $70 million to $80 million through April 30, 2000, (2) the fixed charges used in calculating the Fixed Charge Coverage Ratio will not include 15% of the aggregate principal amount outstanding under the revolving credit facility through June 30, 2000 and (3) the Company will grant the lenders under the Credit Agreement liens in certain of the Company's assets. Absent the Fifth Amendment, the Company would not have been in compliance with the Fixed Charge Coverage Ratio.

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

      On December 29, 1999, the Company entered into a Master Security Agreement with General Electric Capital Corporation ("GECC") and its assigns providing for a term loan of $35 million. The term loan is secured by certain of the Company's fixed assets, real estate, equipment, furniture and fixtures located in Atchison, Kansas and St. Joseph, Missouri, matures in December 2004, and bears interest at a fixed rate of 9.05%. On December 29, 1999, the proceeds of the term loan, together with borrowings under the Company's revolving credit facility, were used to retire the $35.7 million of outstanding indebtedness under the Company's term loan under its bank credit facility.




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

      On May 1, 2000, the Company and Harris entered into the Seventh Amendment and Waiver (the "Seventh Amendment") to the Credit Agreement. The Seventh Amendment provided, among other things, for a waiver of compliance by the Company with the Cash Flow Leverage Ratio covenant through July 1, 2000 and that the bank credit facility will be maintained at $80.0 million through June 30, 2000. The Cash Flow Leverage Ratio covenant requires the Company to maintain a ratio of total debt to earnings before interest, taxes, depreciation and amortization of no greater than 3.2. Absent the waiver, the Company would not have been in compliance with the Cash Flow Leverage Ratio. Loans under this credit facility will bear interest at fluctuating rates of either: (1) Harris' corporate base rate plus 0.75% or
      (2) LIBOR plus 2.25%, increasing to LIBOR plus 2.50% on June 1, 2000.

      On June 30, 2000, the Company and Harris entered into the Eighth Amendment and Waiver (the "Eighth Amendment") to the Credit Agreement. The Eighth Amendment provides, among other things, for a waiver of compliance by the Company with the Cash Flow Leverage Ratio and Fixed Charge Coverage Ratio covenants through July 31, 2000, and that the bank credit facility will be decreased from $80.0 million to $77.3 million through July 31, 2000. Loans under this Credit Agreement will bear interest at Harris' corporate base rate plus 1.25%. Absent the waiver, the Company would not have been in compliance with the Cash Flow Leverage Ratio and Fixed Charge Coverage Ratio covenants. At June 30, 1999 and 2000, $9,866 and $11,367, respectively, was available for borrowing under this facility after consideration of outstanding advances of $88,817 and $61,385 and letters of credit of $8,460 and $7,248, respectively (Note 12).

      Effective June 30, 2000, the insurance company holding the Notes granted a limited waiver of compliance with the Fixed Charge Coverage Ratio covenant through September 30, 2000. Absent the waiver, the Company would not have been in compliance with the Fixed Charge Coverage Ratio covenant.

      On July 31, 2000, the Company and Harris entered into the Ninth Amendment and Waiver (the "Ninth Amendment") to the Credit Agreement. The Ninth Amendment provides, among other things, for a waiver of compliance by the Company with the Cash Flow Leverage Ratio and Fixed Charge Coverage Ratio covenants through September 30, 2000, and that the bank facility will be maintained at $77.3 million through September 30, 2000. Loans under the Credit Agreement will bear interest at fluctuating rates of either (1) Harris' corporate base rate plus 1.75% or (2) LIBOR plus 3.00%. Absent the waiver, the Company would not have been in compliance with the Cash Flow Leverage Ratio and Fixed Charge Coverage Ratio covenants.

      As described previously and in Note 24, the Company has obtained a waiver of compliance of the covenants related to the Cash Flow Leverage Ratio and Fixed Charge Coverage Ratio through September 30, 2000 from Harris. In addition, the Company has obtained a waiver of compliance of the convenant related to the Fixed Charge Coverage Ratio through September 30, 2000 from the insurance company. Absent another waiver from each of these creditors, management does not believe that it will be in compliance with such covenants subsequent to September 30, 2000, and accordingly, has classified the Harris revolving credit facility and the senior notes with the insurance company as current at June 30, 2000.


      Long-term obligations consist of the following as of June 30, 1999 and 2000:


                                                                                        1999             2000
                                                                                    ----------         ---------
Unsecured, senior notes with an insurance company, maturing on July 30, 2004, subject to acceleration due to covenant violations
   (Note 10), and bearing interest at a fixed rate of 8.44% per year                 $  17,143         $ 14,286
Revolving credit facility with Harris, secured by certain assets of the
  Company, maturing on April 3, 2003, subject to acceleration due to covenant violations (Note 10), bearing interest at:
    LIBOR plus 1.50%, $40,000 at a  weighted average rate of 6.47% at June 30, 1999
    LIBOR plus 1.85%, $37,142 at 7.18% at June 30, 1999
    LIBOR plus 2.50%, $15,000 at 9.15% at June 30, 2000
    LIBOR plus 2.50%, $35,000 at 9.15% at June 30, 2000
    Prime, $11,675 at 7.75% at June 30, 1999
    Prime plus 0.75%, $11,385 at 10.25% at June 30, 2000                                88,817           61,385
Term loan between the Company and GECC, secured by certain
   assets of the Company, maturing on December 29, 2004,
   bearing interest at 9.05%                                                                             33,250
Term loan between G&C and OES Capital, Incorporated (assignee of loan agreement with Ohio Air Quality Development Authority), secured by certain assets of G&C, maturing on December 31, 2006,
   bearing interest at 6.50%                                                             2,380            2,119
Term loan between La Grange Foundry and the Missouri Development Finance Board,
   secured by a letter of credit, maturing on November 1, 2011, bearing interest
   at 3.87% and 4.87% at June 30, 1999 and 2000, respectively                            5,100            5,100
Revolving credit facility between Autun and Societe Generale, secured by trade receivables of Autun, maturing on April 17, 2007, bearing
  interest at EURIBOR plus 0.8% (5.21%) at June 30, 2000                                                  1,470
                                                                                    ----------         ---------

                                                                                       113,440          117,610
Less current maturities                                                                  8,833           80,919
                                                                                    ----------         ---------

Total long-term obligations                                                          $ 104,607         $ 36,691
                                                                                     =========         =========


The Credit Agreement with Harris, the Note Purchase Agreement with an insurance company and the Master Security Agreement with GECC limit the Company's ability to pay dividends in any fiscal year to an amount not more than 25% of net earnings in the preceding fiscal year.

      The amounts of long-term obligations outstanding as of June 30, 2000 mature as follows:



              2001                                                          $ 80,919
              2002                                                             3,798
              2003                                                             3,817
              2004                                                             3,840
              2005                                                            19,610
              Thereafter                                                       5,626


      The amounts of interest expense for the years ended June 30, 1998, 1999 and 2000 consisted of the following:


                                                   1998            1999           2000
                                                  ------          ------         ------
Senior notes with an insurance company            $1,688          $1,467         $1,224
Credit facility with Harris                        2,020           6,194          6,071
Term loan with GECC                                                               1,520
Amortization of deferred financing costs             188             194            261
Other                                                497             376
                                                  ------          ------         ------

                                                  $3,896          $8,352         $9,452
                                                  ======          ======         ======

11.   INCOME TAXES

      Income taxes for the years ended June 30, 1998, 1999 and 2000 are comprised of the following:



                                                   1998            1999            2000
                                                  ------          ------         --------
Current expense (benefit):
  Federal                                         $4,298          $1,002         $   (629)
  State and local                                  1,410             410               73
  Foreign                                            913           1,578              455
                                                  ------          ------         --------
                                                   6,621           2,990             (101)

Deferred expense (benefit)                         2,110           3,911          (10,651)
                                                  ------          ------         --------

                                                  $8,731          $6,901         $(10,752)
                                                  ======          ======         =========

                                                 1998             1999              2000
                                                ------           ------           --------
Items giving rise to the deferred income
  tax provision (benefit):
  Deferred gain on flood proceeds                                $  975           $ (7,786)
  Impairment reserve                                                                (4,088)
  Depreciation and amortization                 $1,776            2,006              1,548
  Net operating loss carryforwards                 313              754               (916)
  Flood wall capitalization                                                            429
  Postretirement (benefits) costs                   10              (97)              (419)
  Pension costs                                   (397)            (163)               267
  Inventories                                     (430)             179                171
  Accrued expenses                                 555              294                158
  Valuation allowance                              128               56                  4
  Other, net                                       155              (93)               (19)
                                                ------           ------           --------
                                                $2,110           $3,911           $(10,651)
                                                ======           ======           ========

      Following is a reconciliation between total income taxes and the amount computed by multiplying income (loss) before income taxes plus the minority interest in net income of subsidiaries by the statutory federal income tax rate:


                                       1998                       1999                              2000
                                -----------------------       --------------------      -------------------------
                                   AMOUNT         %              AMOUNT       %              AMOUNT        %
Computed expected
  federal income tax
  expense (benefit)              $  7,680         35.0         $  5,930       3.5         $  (2,881)      (35.0)

State income tax
  expense (benefit),
  net of federal benefit            1,139          5.2              743       4.4              (256)       (3.1)
Non - U.S. taxes                      (75)        (0.3)                                         156         1.9
Permanent differences                 344          1.6              475       2.8                10         0.1
Deferred tax benefit
  associated with flood
  proceeds
                                                                                             (7,786)      (94.6)
Other, net                           (357)        (1.7)            (247)     (1.5)                5         0.1
                                 --------       ------         --------    ------          --------      ------
                                 $  8,731          3.9         $  6,901      40.7          $(10,752)     (130.6)
                                 ========       ======         ========    ======          ========      ======


Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred income taxes as of June 30, 1999 and 2000 are comprised of the following:


                                               1999              2000
                                            --------           --------
Deferred tax assets:
  Net operating loss carryforwards          $ 18,115           $ 19,031
  Impairment reserve                                              4,088
  Postretirement benefits                      3,105              3,524
  Accrued expenses                             2,368              2,210
  Pension costs                                1,549              1,282
  General business tax credits                   574                588
  Flood wall capitalization                      429
  Other                                          206                120
                                            --------           --------
                                              26,346             30,843
  Valuation allowance                        (13,410)           (13,414)
                                            --------           --------

           Net deferred tax assets            12,936             17,429
                                            --------           --------

Deferred tax liabilities:
  Depreciation and amortization              (18,258)           (19,806)
  Deferred gain on flood proceeds             (7,786)
  Inventories                                 (1,343)            (1,514)
  Discharge of indebtedness                     (422)              (422)
  Other                                         (473)              (382)
                                            --------           --------
                                             (28,282)           (22,124)
                                            --------           --------
Total                                       $(15,346)          $ (4,695)
                                            ========           ========

                                   -  F-23 -

      In general, it is the practice and intention of the Company to reinvest the earnings of its non - U.S. subsidiaries in those operations on a permanent basis. Applicable U.S. federal taxes are provided only on amounts actually or deemed to be remitted to the Company as dividends. U.S. income taxes have not been provided on $3,074 and $1,850 of cumulative undistributed earnings from United Kingdom operations for 1999 and 2000, respectively. U.S. income taxes on such earnings, if ultimately remitted to the U.S., may be recoverable as foreign tax credits.

      The Company has federal net operating loss carryforwards totaling approximately $6,880 at June 30, 2000, which expire in the years 2007 through 2012. The federal net operating loss carryforwards were acquired during previous years and are subject to the ownership change rules defined by section 382 of the Internal Revenue Code (the "Code"). As a result of this event, the Company will be limited in its ability to use such net operating loss carryforwards. The amount of taxable income that can be offset by pre-change tax attributes in any annual period is limited to approximately $500.

      The Company has foreign net operating loss carryforwards totaling approximately $43,157 at June 30, 2000, which have no expiration date. The utilization of such net operating loss carryforwards are restricted to the earnings of specific foreign subsidiaries.

      The Company has recorded a $7,786 deferred income tax benefit in fiscal year 2000 with respect to the reinvestment of certain flood insurance proceeds received in 1995 and 1996. The Company recorded pretax gains of approximately $20,100 in 1995 and 1996 related to insurance proceeds resulting from flood damage to the Company's Atchison, Kansas foundry in July 1993. For federal income tax purposes, the Company treated the flood as an involuntary conversion event under the Code and related Treasury Regulations.

      The Code provides generally that if certain conditions are met, gains on insurance proceeds from an involuntary conversion are not taxable if the proceeds are reinvested in qualified replacement property within two years after the close of the first taxable year in which any part of the conversion gain is realized. The Company believed that its treatment of certain foundry subsidiary stock acquisitions as qualified replacement property was subject to potential challenge by the Internal Revenue Service (the "Service") in 1996 (the first year in which involuntary conversion gain was realized for federal income tax purposes). The Company recorded income tax expense on the insurance gains in 1996 pending review of its position by the Service or the expiration of the statute of limitations under the Code for the Service to assess income taxes with respect to the Company's position.

      The Company's treatment of certain foundry subsidiary stock acquisitions as qualified replacement property creates differing basis in the foundry subsidiary stock for financial statement and tax purposes. These differences have not been recognized as taxable temporary differences under SFAS No. 109 since the subsidiary basis differences can be permanently deferred through subsidiary mergers or tax-free liquidations. On March 15, 2000, the statute of limitations for the Service to assess taxes with respect to the Company's position expired. The deferred taxes recorded in the consolidated financial statements in prior years were no longer required.

12.   FINANCIAL INSTRUMENTS

      The Company's financial instruments include cash and cash equivalents, customer accounts receivable, accounts payable, debt obligations, and derivative financial instruments, including interest rate swap agreements, forward foreign exchange contracts and a foreign currency swap agreement.

      The derivative financial instruments are used by the Company to manage its exposure to interest rate and foreign currency risk. The Company does not intend to use such instruments for trading or speculative purposes. The counterparties to these instruments are major financial institutions with which the Company has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the counter parties, and no material loss would be expected from their nonperformance. The Company's financial instruments also expose it to certain additional market risks as discussed below.

      INTEREST RATE RISK - The Company's floating rate debt obligations (Note
      10) expose the Company to interest rate risk, such that when LIBOR, EURIBOR or Prime rates increase or decrease, so will the Company's interest expense. To manage this potential risk, the Company may use interest rate swap agreements to limit the effect of increases in interest rates on any of the Company's U.S. dollar floating rate debt by fixing the rate without the exchange of the underlying principal or notional amount. Net amounts paid or received are added to or deducted from interest expense in the period accrued.

      At June 30, 1999 and 2000, the Company had $88,817 and $62,855,
      respectively, of floating rate debt tied to LIBOR, EURIBOR or Prime rates. In April 1998, the Company entered into a $15,000 notional amount interest rate swap agreement under which the Company paid a fixed rate of 5.92% and received a LIBOR floating rate (5.0% at June 30, 1999). This agreement was a hedge against $15,000 of the $88,817 outstanding on the Company's revolving credit facility as of June 30, 1999. At June 30, 1999, the fair value of this agreement based on a quote received from the counterparty, indicating the amount the Company would pay or receive to terminate the agreement, is a payment of $67. This agreement was terminated on June 23, 2000, with the Company receiving $402 upon termination. Such amount is included within other income on the accompanying consolidated statements of income.

      In September 1998, the Company entered into a $40 million notional amount interest rate swap agreement under which the Company paid a fixed rate of 5.00% and received a LIBOR floating rate (5.3275% at June 30, 1999). Under this agreement, the notional amount was amortized at $1,429 per quarter beginning March 31, 1999. At June 30, 1999, this agreement was a hedge against $37,142 of the $88,817 outstanding on the Company's revolving credit facility. At June 30, 1999, the fair value of this agreement based on a quote received from the counterparty, indicating the amount the Company would pay or receive to terminate the agreement, was a receipt of $965. This agreement was terminated on December 29, 1999, with the Company receiving $1,238 upon termination. Such amount is included within other income on the accompanying consolidated statements of income.

      FOREIGN CURRENCY RISK - The Company's British subsidiary, Sheffield, generates significant sales to customers outside of Great Britain whereby Sheffield invoices and receives payment from those customers in their local currencies. This creates foreign currency risk for Sheffield as the value of such currencies in British Pounds may be higher or lower when such transactions are actually settled. To manage this risk, Sheffield uses forward foreign exchange contracts to hedge receipts and payments of foreign currencies related to sales to its customers and purchases from its vendors outside of Great Britain. When Sheffield accepts an order from a customer that will be invoiced in a currency other than British Pounds (anticipated sales), it enters into a forward foreign exchange contract to sell such currency and receive British Pounds at a fixed rate during some specified future period that is expected to approximate the customer's payment date. Upon shipment of the product to the customer, the sale and receivable are recorded in British Pounds in the amount of the contract. When Sheffield purchases materials or equipment from a vendor that bills it in foreign currency, Sheffield will also enter into a

                                    - F-25 -
      forward foreign exchange contract to sell British Pounds and purchase that foreign currency to settle the payable.

      At June 30, 1999 and 2000, the Company's foreign subsidiaries, primarily Sheffield, have the following net contracts to sell the following currencies and has no significant un-hedged foreign currency exposure related to sales and purchase transactions:


                                                        JUNE 30, 1999                         JUNE 30, 2000
                                            ----------------------------------    ------------------------------
                                                  LOCAL          APPROXIMATE            LOCAL       APPROXIMATE
                                                CURRENCY          VALUE(1)            CURRENCY        VALUE(1)
                                            ------------        ------------         ----------     ------------
U.S. Dollars                                     25,740          $ 25,060              17,860         $ 17,851
Deutsche Marks                                   15,975             8,877               8,165            3,968
French Francs                                    38,225             6,133              19,022            2,757
Swiss Francs                                        496               320                  64               39
Italian Lira                                  3,564,490             1,959           2,229,242            1,095
Canadian Dollars                                    560               362               1,344              905
Dutch Guilder                                     1,854               897
Swedish Krona                                     6,018               718               4,000              452
Spanish Pesata                                   72,463               464              65,980              377
Austrian Schilling                                5,204               425
Japanese Yen                                      9,807                80                 757                7
Danish Krona                                      1,519               216
Belgian Franc                                     8,601               231
Finish Marka                                         21                 4                 106               17
Norwegian Kroner                                  3,609               451
Euro                                                653               712               4,134            3,930
                                                                 ----------                           ---------
Total                                                            $ 46,909                             $ 31,398
                                                                 ==========                           =========



        (1) The approximate value is the value of the local currencies translated first into the foreign subsidiaries' functional currency, at the June 30, 1999 and 2000 spot rates, respectively, and then translated to U.S. dollars at the June 30, 1999 and 2000 spot rates.

      The Company also has foreign currency exposure with respect to its net investment in Sheffield. This exposure is to changes in the British Pound and affects the translation of the investment into U.S. Dollars in consolidation. To manage a portion of this exposure, the Company entered into a combined interest rate currency swap ("CIRCUS") in April 1998. The CIRCUS was an amortizing principal swap that fixed the exchange rate on the periodic and final principal cash exchanges and initially required the payment of interest on 24,002 British Pounds by the Company at a fixed rate of 6.82% and the receipt of interest on 40,000 U.S. Dollars at a floating rate tied to LIBOR rates. The currency portion of the CIRCUS was designated as an effective hedge of a portion of the Company's net investment in Sheffield. The interest portion of the CIRCUS was also effective and was designated as a hedge of the 40,000 U.S. Dollars LIBOR debt.

      In September 1998, the Company terminated the CIRCUS and entered into a separate interest rate swap (described in INTEREST RATE RISK above) and a separate amortizing principal currency swap. The termination of the CIRCUS resulted in a loss of $900 on the interest portion, which was deferred and amortized to interest expense over the remaining term of the underlying debt obligation to which it was

                                  - F-26 -
      originally designated until such debt was retired on December 29, 1999. The retirement of this debt triggered the recognition of the remaining $557 of deferred loss. This loss was recorded as a reduction of other income.

      This currency swap entered into in September 1998, like the currency portion of the CIRCUS, was an amortizing principal swap that fixed the exchange rate on the periodic and final principal cash exchanges. The currency swap initially required the payment of interest on 24,002 British Pounds by the Company at a fixed rate of 6.82% and the receipt of interest by the Company on 40,000 U.S. Dollars at a fixed rate of 5.00%. The currency swap was designated as an effective hedge of a portion of the Company's net investment in Sheffield and was recorded as an adjustment to the accumulated foreign currency translation adjustment account and as a component of other assets. At June 30, 1999, the currency swap had a carrying value of $1,513 and a fair value, based on amounts that would be paid or received by the Company to terminate the swap, of $(188). On June 23, 2000, the Company terminated the currency swap, with the Company receiving $1,549 upon termination. Based upon this receipt and the currency swap's carrying value of $3,283 upon termination, a deferred gain of $1,549 is recorded within the accumulated foreign currency translation adjustment account. This deferred gain will only be recognized within operations if and when the Company sells the Sheffield subsidiary.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - As of June 30, 1999 and 2000, the carrying value of cash and cash equivalents approximates fair value of those instruments due to their liquidity and short-term nature.

      Based on borrowing rates currently available to the Company and the remaining terms, the carrying value of debt obligations as of June 30, 1999 and 2000 approximates fair value.

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

13.   STOCKHOLDERS' EQUITY

      In fiscal year 2000, the Company's Board of Directors established a Stockholder Rights Plan and distributed to stockholders, one preferred stock purchase right for each outstanding share of common stock. Under certain circumstances, a right may be exercised to purchase one one-thousandth of a share of Series A Participating Cumulative Preferred Stock at an exercise price of $30, subject to adjustment. The rights become exercisable on the business day following the tenth business day after the commencement of a tender offer for at least 20% of the Company's common stock or a public announcement that a party or group has acquired at least 20% of the Company's common stock. Generally, after the rights become exercisable, the holders may purchase that number of shares having a market value equal to twice the exercise price, for an amount in cash equal to the exercise price. If the Company's Board of Directors elects, it may exchange all of the outstanding rights for shares of common stock on a one-for-one basis. If the Company is a party to certain merger or business combination transactions, or transfers 50% or more of its assets or earnings power, and certain other events occur, each right will entitle its holders, other than the acquiring person, to buy for the exercise price a number of shares of common stock of the Company, or of the other party to the transaction, having a value equal to twice the exercise price of the right. The rights expire on March 28, 2010, and may be redeemed by the Company for $.01 per right at any time

                                 - F-27 -
      until ten business days following the date of the public announcement of the acquisition of 20% or more o fthe Company's common stock or the commencement date of a tender offer for at least 20% of the Company's common stock. The Company is authorized by the Board of Directors to issue 2,000,000 shares of preferred stock, none of which have been issued. The Company has designated 10,000 shares of the preferred stock as Series A Participating Cumulative Preferred Stock for the purpose of the Stockholder Rights Plan. The Stockholder Rights Plan is subject to stockholder ratification at the Company's fiscal year 2000 annual meeting, which is scheduled for November 17, 2000.

      In August 1998, the Company announced that its Board of Directors had authorized a stock repurchase program of up to 1,200,000 shares of the Company's common stock. During the remainder of fiscal year 1999, the Company repurchased 586,700 shares under this program for $6,048. The Company accounts for these shares as treasury stock and has recorded them at cost. On February 18, 2000, the Board of Directors terminated the stock repurchase program. The Company's Credit Agreement and the Note Purchase Agreement (Note 10) each restrict certain payments by the Company, such as stock repurchases, from exceeding certain limits.

      The 1993 Atchison Casting Corporation Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors on August 10, 1993 and approved by the Company's stockholders on September 27, 1993. An aggregate of 400,000 shares of common stock were initially made available for purchase by employees upon the exercise of options under the Purchase Plan. On the first day of every option period (option periods are three-month periods beginning on January 1, April 1, July 1 or October 1 and ending on the next March 31, June 30, September 30 or December 31, respectively), each eligible employee is granted a nontransferable option to purchase common stock from the Company on the last day of the option period. As of the last day of an option period, employee contributions (authorized payroll deductions) during such option period will be used to purchase full and partial shares of common stock. The price for stock purchased under each option is 90% of the stock's fair market value on the first day or the last day of the option period, whichever is lower. During the years ended June 30, 1998, 1999 and 2000, 15,793, 33,033 and 36,371
      common shares, respectively, were purchased by employees under the Purchase Plan. At June 30, 2000, 253,669 shares remained available for grant.

                                 - F-28 -

      The Atchison Casting 1993 Incentive Stock Plan (the "Incentive Plan") was adopted by the Board of Directors on August 10, 1993 and approved by the Company's stockholders on September 27, 1993. At the annual meeting in November 1997, the Company's stockholders approved increasing the number of options available for grant under the Incentive Plan by 400,000. The Incentive Plan allows the Company to grant stock options to employees to purchase up to 700,000 shares of common stock at prices that are not less than the fair market value at the date of grant. The options vest equally over a three year period from the date of grant and remain exercisable for a term of not more than 10 years after the date of grant. The Incentive Plan provides that no options may be granted more than 10 years after the date of approval by the stockholders. Activity in the Incentive Plan for the three years ended June 30, 2000, is summarized in the following table:

                                                                                                        WEIGHTED
                                                                                                         AVERAGE
                                                                  SHARES        PRICE RANGE             PRICE PER
                                                                UNDER OPTION      PER SHARE               SHARE
Outstanding, July 1, 1997                                         229,999       $12.88-19.13             $ 14.13

  Issued                                                           33,333        15.75-18.63               16.56
  Exercised                                                       (18,060)       12.88-14.50               13.58
  Surrendered                                                     (11,873)       13.38-14.50               13.70
                                                                ----------

Outstanding, June 30, 1998                                        233,399        12.88-19.13               14.54

  Issued                                                          119,000         8.50-18.00               11.01
  Surrendered                                                     (24,366)        9.88-18.63               14.95
                                                                ----------

Outstanding, June 30, 1999                                        328,033         8.50-19.1                13.23

  Issued                                                           66,500         7.06-10.38                9.39
  Surrendered                                                     (12,300)       10.38-14.13               13.01
                                                                ---------
Outstanding, June 30, 2000                                        382,233         7.06-19.13               12.57
                                                                ---------


      of June 30, 1998, 1999 and 2000, there were 164,044, 191,633 and 235,067 options, respectively, exercisable under the Incentive Plan. The weighted-average exercise price for options exercisable at June 30, 1998, 1999 and 2000 are $13.88, $14.09 and $13.91, respectively.

      At June 30, 2000, options to purchase 292,107 shares were authorized but not granted. The weighted average remaining contractual life of options outstanding under the Incentive Plan at June 30, 1998, 1999 and 2000 is
      7.0 years, 7.1 years, and 6.7 years, respectively.


                                 - F-29 -

      On November 18, 1994, the Company's stockholders approved the Atchison Casting Non-Employee Director Option Plan (the "Director Option Plan"). The Director Option Plan provides that each non-employee director of the Company who served in such capacity on April 15, 1994 and each non-employee director upon election or appointment to the Board of Directors thereafter shall automatically be granted an option to purchase 10,000 shares of the Company's common stock. No person shall be granted more than one such option pursuant to the Director Option Plan. An aggregate of 100,000 shares were reserved for purchase under the plan. The price for stock purchased under the plan is the fair market value at the date of grant. The options under this plan have a 6 month vesting period from the date of grant and remain exercisable for a term of not more than 10 years after the date of grant. Activity in the Director Option Plan for the three years ended June 30, 2000, is summarized in the following table:



                                                                                                  WEIGHTED
                                                                                                   AVERAGE
                                                                  SHARES          PRICE           PRICE PER
                                                               UNDER OPTION     PER SHARE           SHARE
Outstanding, July 1, 1997                                         40,000          $13.38            $13.38

  Issued                                                          10,000           19.13             19.13
  Exercised                                                      (10,000)          13.38             13.38
                                                                ---------

Outstanding, June 30, 1998                                        40,000        13.38-19.13          14.81
                                                                ---------
Outstanding, June 30, 1999                                        40,000        13.38-19.13          14.81
                                                                ---------
  Issued                                                          10,000            8.75              8.75
                                                                ---------
Outstanding, June 30, 2000                                        50,000         8.75-19.13          13.60
                                                                =========



      As of June 30, 1998, 1999 and 2000, there were 40,000 options exercisable under the Director Option Plan. The weighted-average exercise price for options exercisable at June 30, 1998, 1999 and 2000 is $14.81.

      At June 30, 2000, options to purchase 30,000 shares were authorized but not granted. The weighted average remaining contractual life of options outstanding under the Director Option Plan at June 30, 1998, 1999 and 2000 is 6.6 years, 5.6 years, and 5.6 years, respectively.

                                   - F-30 -

The following table illustrates the range of exercise prices and the weighted average remaining contractual lives for options outstanding under both the Incentive Plan and Director Option Plan as of June 30, 2000:


                                                         OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                                     ---------------------------------------------------------     -------------------------------
                                       NUMBER         WEIGHTED AVERAGE        WEIGHTED AVERAGE      NUMBER        WEIGHTED AVERAGE
                                    OUTSTANDING           REMAINING              EXERCISE          EXERCISABLE        EXERCISE
  RANGE OF EXERCISE PRICES          AT 6/30/00       CONTRACTUAL LIFE              PRICE           AT 6/30/00           PRICE
$13.38                                 125,533            4 years                 $ 13.38           125,533         $ 13.38
 14.13-14.75                            51,000            5 years                   14.39            51,000           14.39
 12.88-15.75                            28,000            6 years                   14.93            28,000           14.93
 16.63-19.13                            40,200            7 years                   17.68            33,533           17.76
  9.88                                  20,000            8 years                    9.88             6,667            9.88
 18.06                                  20,000            8 years                   18.06             6,667           18.06
  8.50-10.38                           127,500            9 years                    9.61            23,667            9.45
  8.75-8.88                             20,000           10 years                    7.91                 -               -
                                      --------                                                      -------
                                       432,233                                                      275,067
                                      ========                                                      =======

The Company applies APB No. 25 in accounting for its stock option plans, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the stock option plans been determined in accordance with the fair value accounting method prescribed under SFAS No. 123, the Company's net income per share on a pro forma basis would have been as follows:


                                      1998             1999              2000
Net income:
  As reported                       $ 12,765          $  9,806         $  2,456
  Pro forma                           12,578             9,630            2,132
Net income per share:
  As reported:
    Basic                               1.56              1.26             0.32
    Diluted                             1.55              1.26             0.32
  Pro forma:
    Basic                               1.54              1.24             0.28
    Diluted                             1.53              1.24             0.28

The SFAS No. 123 fair value method of accounting is not required to be applied to options granted prior to July 1, 1995, therefore, the pro forma compensation cost may not be representative of that to be expected in future years.



                                       - F - 31 -

For the purpose of computing the pro forma effects of stock option grants under the fair value accounting method, the fair value of each stock option grant was estimated on the date of the grant using the Black Scholes option pricing model. For the Incentive Plan, the weighted average grant-date fair value of stock options granted during fiscal year 1998, 1999 and 2000 was $10.07, $6.87 and $5.92 per share, respectively. For the Director Option Plan, the weighted average grant-date fair value of stock options granted during fiscal year 1998 and 2000 was $11.55 and $5.66 per share, respectively. No options were issued under the Director Option Plan in fiscal year 1999. The following weighted average assumptions were used for grants under both option plans during the years ended June 30, 1998, 1999 and 2000:


                                    1998          1999          2000
Risk-free interest rate             5.2%          5.3%          5.9%
Expected life                      10 years      10 years      10 years
Expected volatility                  36%           36%           41%
Dividend yield                        Nil           Nil          Nil

For the Purchase Plan, the weighted average grant-date fair value of options granted under the plan was $2.99, $1.81 and $1.57, respectively, for the years ended June 30, 1998, 1999 and 2000. The following weighted average assumptions were used for grants under the Purchase Plan during the years ended June 30, 1998, 1999 and 2000:


                                     1998          1999          2000
Risk-free interest rate              5.1 %         4.4 %         5.2 %
Expected life                      3 months      3 months      3 months
Expected volatility                   36%           36%           41%
Dividend yield                          Nil           Nil          Nil

14.   EARNINGS PER SHARE

      Following is a reconciliation of basic and diluted EPS for the years ended June 30, 1998, 1999 and 2000, respectively.


                                          1998                        1999                           2000
                             ----------------------------  -----------------------------   -----------------------------
                                      WEIGHTED   EARNINGS            WEIGHTED   EARNINGS            WEIGHTED    EARNINGS
                              NET     AVERAGE      PER       NET     AVERAGE      PER       NET     AVERAGE       PER
                             INCOME    SHARES     SHARE    INCOME     SHARES     SHARE     INCOME    SHARES      SHARE
Basic EPS                    $12,765  8,167,285   $1.56    $9,806    7,790,781   $1.26     $2,456   7,648,616   $0.32
Effect of dilutive
  securities-stock options               51,401   (0.01)                                                1,695
                             -------  ---------   -----    ------    ---------   -----     ------    --------   -----
Diluted EPS                  $12,765  8,218,686   $1.55    $9,806    7,790,781   $1.26     $2,456    7,650,311  $0.32
                             =======  =========   =====    ======    =========   =====     ======    =========  =====



                                       - F - 32 -

15.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Quarterly financial information for the periods ended June 30, 2000 and 1999 are as follows:


                                                    YEAR ENDED JUNE 30, 1999
                                    -------------------------------------------------------
                                    FIRST         SECOND        THIRD (1)        FOURTH (2)
Net sales                          $ 116,576      $ 122,955     $ 119,533         $116,495
Gross profit                          13,921         18,747        17,535           17,569
Operating income                       2,701          6,810         4,590           11,195
Net income                               337          2,708         1,265            5,496
Earnings per common share:
  Basic                                 0.04           0.35          0.17             0.72
  Diluted                               0.04           0.35          0.17             0.72

                                                    YEAR ENDED JUNE 30, 2000
                                    -----------------------------------------------------
                                    FIRST       SECOND (3)      THIRD (4)      FOURTH (5)
Net sales                          $ 109,693    $ 115,711      $ 124,745       $118,152
Gross profit                          12,713       15,031         13,692         12,117
Operating income                       3,102        4,658          2,730         (9,268)
Net income                               612        1,144          7,845         (7,145)
Earnings per common share:
  Basic                                 0.08         0.15           1.03          (0.93)
  Diluted                               0.08         0.15           1.03          (0.93)

(1) The third quarter contains a $750 charge recorded in connection with an industrial accident that occurred on February 25, 1999 at the Company's subsidiary, Jahn Foundry, which decreased net income by $450 or $0.06 per share (Note 23).

(2) The fourth quarter contains a $3,500 revision to the flood damage reconstruction reserve which increased net income by $2,086 or $0.27 per share. The flood damage reconstruction reserve relates to the July 1993 Missouri River Flood (Note 22).

(3) The second quarter contains a $681 gain on the termination of an interest rate swap agreement, which increased net income by $412 or $.05 per share (Note 12).

(4) The third quarter contains a $7,786 deferred income tax benefit relating to the resolution of the Company's tax treatment of certain flood insurance proceeds received in 1995 and 1996, which increased net income by $7,786, or $1.02 per share (Note 11).

(5) The fourth quarter contains a $3,373 impairment charge and $227 of other costs recorded in connection with the closure of Claremont, which decreased net income by $2,268 or $.30 per share (Note 2). The fourth quarter also contains a $6,883 impairment charge recorded in connection with the write-down of PrimeCast fixed assets, which decreased net income by $4,336 or $.56 per share (Note 3). In addition, the fourth quarter contains a $402 gain on the termination of an interest rate swap agreement, which increased net income by $243 or $.03 per share (Note 12).

The aggregate total of the individual quarterly amounts may not equal the amount reported for the fiscal year due to rounding.



                                       - F - 33 -

16.   EMPLOYEE BENEFIT PLANS

      The Company sponsors separate defined benefit pension plans for certain of its salaried and hourly employees. Employees are eligible to participate on the date of employment with vesting after five years of service. Benefits for hourly employees are determined based on years of credited service and employee earnings.

      Pension expense for the defined benefit plans is presented below:


                                             1998           1999            2000
Service costs                              $ 1,018        $  7,734        $ 6,824
Interest costs                              14,980           2,851         15,376
Actual return on net assets                 (8,263)        (15,272)       (40,543)
Net deferral items                           5,141          (3,012)        22,269
                                           -------        --------        --------
                                           $   747        $  4,430        $ 3,926
                                           =======        ========        ========

The pension plans' assets (primarily U.S. Government securities, common stock and corporate bonds) are deposited with a bank. A comparison of the projected benefit obligation and plan assets at fair value as of June 30, 1999 and 2000 is presented below.



                                       - F - 34 -


                                                              1999                                     2000
                                             ---------------------------------------     --------------------------------
                                                  ASSETS             ACCUMULATED             ASSETS           ACCUMULATED
                                                  EXCEED              BENEFITS               EXCEED             BENEFITS
                                                ACCUMULATED            EXCEED             ACCUMULATED            EXCEED
                                                 BENEFITS              ASSETS               BENEFITS             ASSETS
CHANGE IN PROJECTED BENEFIT OBLIGATION

Projected benefit obligation at                 $ (217,524)          $ (24,379)            $(230,530)          $(10,983)
  beginning of year
Service cost                                        (7,066)               (668)               (6,496)              (328)
Interest cost                                      (13,334)             (1,646)              (14,613)              (763)
Actuarial (loss) gain                                  583                (107)               (3,196)             1,116
Plan amendments                                       (305)               (673)
Foreign currency exchange rate                      11,101                  38                 8,093                  8
  changes
Participant contributions                                                                     (1,739)
Benefits paid                                       10,250               2,217                 6,707                491
                                                ----------            --------              --------            -------

Projected benefit obligation at end
  of year                                         (216,295)            (25,218)             (241,774)           (10,459)
                                                ----------            --------              --------            -------

CHANGE IN PLAN ASSETS

Fair value of plan assets at                       228,851              19,910               235,859              8,323
  beginning of year
Actual return on plan assets                        15,803                (531)               39,967                576
Participant contributions                                                                      1,739
Employer contribution                                3,698                 599                 3,750                463
Foreign currency exchange rate                     (11,644)                (37)               (8,993)                (7)
  changes
Benefits paid                                      (10,250)             (2,217)               (6,707)              (491)
                                                ----------            --------              --------            -------

Fair value of plan assets at end of                226,458              17,724               265,615              8,864
  year

Plan assets in excess (deficiency) of               10,163              (7,494)               23,841             (1,595)
  projected benefit obligation
Unrecognized prior service costs                       422                 699                   426                600
Unrecognized net obligation                            102                (113)                  132               (161)
Unrecognized net (gain)/loss                        (1,570)              3,355               (17,015)              (663)
Additional liability                                                      (828)                                    (122)
                                                ----------            --------              --------            -------

Accrued pension asset (liability)               $    9,117            $ (4,381)             $  7,384            $(1,941)
                                                ==========            ========              ========            ========

THE ACTUARIAL VALUATION WAS PREPARED
  ASSUMING:
  Discount rate                                       7.00%                                    7.75%
  Expected long-term rate of return
    on plan assets                                    9.00%                                    9.00%
  Salary increases per year                           5.00%                                    5.00%


                                       - F - 35 -

      In accordance with SFAS No. 87, "EMPLOYERS' ACCOUNTING FOR PENSIONS", the Company has recorded an additional minimum pension liability for underfunded plans of $828 and $122 at June 30, 1999 and 2000, respectively, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. A corresponding amount is recognized as an intangible asset except to the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligation, in which case the increase in liabilities is charged directly to stockholders' equity as a component of other comprehensive income.

      In addition, the Company sponsors a defined contribution 401(k) benefit plan covering certain of its employees who have attained age 21 and have completed one year of service. The Company matches 75% of employee contributions up to 8% of an employee's salary. Employees vest in the Company matching contributions after five years. The Company's contribution was $535, $519 and $1,387 for the years ended June 30, 1998, 1999 and 2000, respectively.

      The Company's subsidiaries, Prospect Foundry, LA Die Casting and Jahn Foundry contributed $345, $302 and $320 for the years ended June 30, 1998, 1999 and 2000, respectively, to multiemployer pension plans for employees covered by a collective bargaining agreement. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Information with respect to the Company's proportionate share of the excess of the actuarially computed value of vested benefits over the total of the pension plans' net assets is not available from the plans' administrators. The Multiemployer Pension Plan Amendments Act of 1980 (the "Act") significantly increased the pension responsibilities of participating employers. Under the provisions of the Act, if the plans terminate or the Company withdraws, the Company may be subject to a substantial "withdrawal liability". As of the date of the most current unaudited information submitted by the plan's administrators (December 31, 1999), no withdrawal liabilities exist.

      The Company also has various other profit sharing plans. Costs of such plans charged against earnings were $913, $1,234 and $907 for the years ended June 30, 1998, 1999 and 2000, respectively.



                                       - F - 36 -

17.   POSTRETIREMENT OBLIGATION OTHER THAN PENSION

      The Company provides certain health care and life insurance benefits to certain of its retired employees. SFAS No. 106, "EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS," requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company funds these benefits on a pay-as-you-go basis. The accumulated postretirement benefit obligation and fair value of plan assets as of June 30, 1999 and 2000 are as follows:

                                                                      1999          2000
      CHANGE IN ACCUMULATED POSTRETIREMENT BENEFIT
        OBLIGATION

      Accumulated postretirement benefit obligation
        at beginning of year                                        $ 9,643       $ 9,864
      Service cost                                                      480           516
      Interest cost                                                     643           744
      Actuarial (gain) loss                                            (455)          371
      Benefits paid                                                    (447)         (324)

      Accumulated postretirement benefit obligation
        at end of year                                                9,864        11,171
                                                                    -------       -------

      Fair value of plan assets at end of year
                                                                    -------       -------

      Accumulated postretirement benefit obligation
        in excess of plan assets                                      9,864        11,171
      Unrecognized net loss                                          (2,301)       (2,555)
      Unrecognized prior service cost                                   715           583
                                                                    -------       -------

      Accrued pension liability                                     $ 8,278       $ 9,199
                                                                    =======       =======

Net postretirement benefit cost for the years ended June 30, 1998, 1999 and 2000 consisted of the following components:

                                                                 1998           1999            2000
      Service cost - benefits earned during the year            $ 386          $  480         $  516
      Interest cost on accumulated benefit obligation             599             643            744
      Amortization of prior service cost                         (132)           (132)          (132)
      Amortization of loss                                         69             138            116
                                                                -----          ------         ------

                                                                $ 922          $1,129         $1,244
                                                                =====          ======         ======

      The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for pre-age 65 and post-age 65 benefits as of June 30, 2000 was 9.1% decreasing each successive year until it reaches 6.0% in 2020, after which it remains constant. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of June 30, 2000 by approximately $1,616 (14.5%) and the aggregate



                                       - F - 37 -
      of the service and interest cost components of the net periodic postretirement benefit cost for the year then ended by approximately $213 (16.9%). A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of June 30, 2000 by approximately $1,306 (11.7%) and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year then ended by approximately $169 (13.4%). The assumed discount rate used in determining the accumulated postretirement benefit obligation as of June 30, 1998, 1999 and 2000 was 6.75%, 7.5% and 8.0%, respectively, and the assumed discount rate used in determining the service cost and interest cost for the years ended June 30, 1998, 1999 and 2000 was 7.75%, 7.5% and 8.0%, respectively.

18.   OPERATING LEASES

      The Company leases certain buildings, equipment, automobiles and trucks, all accounted for as operating leases, on an as needed basis to fulfill general purposes. Total rental expense was $1,006, $1,675 and $3,862 for the years ended June 30, 1998, 1999 and 2000, respectively. Long-term, noncancelable operating leases having an initial or remaining term in excess of one year require minimum rental payments as follows:

          2001                        $ 4,664
          2002                          4,572
          2003                          4,125
          2004                          3,745
          2005                          3,477

19.   MAJOR CUSTOMERS

      Net sales to and customer accounts receivable from major customers are as follows:


                                                   AMOUNT OF NET SALES
                                  -----------------------------------------------------
                                     1998               1999               2000
Customer A                        $  27,713          $  25,219          $  24,826
Customer B                           39,999             53,276             46,677
                                  ---------          ---------          ---------

                                  $  67,712          $  78,495          $  71,503
                                  -========          =========          =========


                                                          CUSTOMER
                                                          ACCOUNTS
                                                         RECEIVABLE
                                               -------------------------------
                                                    1999                2000
Customer A                                      $  2,912           $  2,916
Customer B                                         7,189              4,191
                                                --------           --------

                                                $ 10,101           $  7,107
                                                ========           ========



                                       - F - 38 -

20.   SEGMENT AND GEOGRAPHIC INFORMATION

      Due to the nature of the Company's products and services, its production processes, the type or class of customer for its products and services, and the methods used to distribute products and provide services, the Company is considered to have a single operating segment for reporting purposes. Due to the many casting products produced by the Company, it is not practicable to disclose revenues by casting or forging product.

      The Company operates in four countries, the United States, Great Britain, Canada and France. Revenues from external customers derived from operations in each of these countries for the years ended June 30, 1998, 1999 and 2000 are as follows and long-lived assets located in each of these countries as of June 30, 1999 and 2000 are as follows:


                                                                        REVENUES
                                      ---------------------------------------------------------------------------
                                         UNITED            GREAT
                                         STATES           BRITAIN         CANADA          FRANCE            TOTAL
          1998                         $ 310,235         $ 37,607        $ 25,926         $              $  373,768
          1999                           293,691          132,154          45,178           4,536           475,559
          2000                           296,174          114,183          17,706          40,238           468,301


                                                                     LONG-LIVED ASSETS
                                        ---------------------------------------------------------------------------
                                         UNITED             GREAT
                                         STATES            BRITAIN        CANADA          FRANCE            TOTAL
          1999                         $ 145,877         $ 29,045         $ 22,952        $  181         $  198,055
          2000                           135,148           29,854           21,026           678            186,706

21.   ADDITIONAL CASH FLOWS INFORMATION


                                                                             1998            1999            2000
Cash paid during the year for:
  Interest                                                                 $ 3,915         $ 8,235         $ 9,398
  Income taxes                                                               7,731           5,751              56
Supplemental schedule of noncash investing and financing
  activities:
  Recording of other asset related to pension liability                        365             421             706
  Recording of additional pension liability                                   (365)           (421)           (706)
  Unexpended bond funds                                                       (519)

22.   FLOOD RESERVE

      In 1996, the Company received an insurance settlement for losses incurred as a result of the July 1993 Missouri River flood. At that time the Company established a reserve to be used for future repairs due to long-term flood damage to the Company's foundry. Since that time the Company has been charging the reserve balance for costs incurred resulting from those repairs.



                                       - F - 39 -

      During 1999, management updated its analysis of the required repairs by performing its periodic re-evaluation of the effects of the flood based on current information. As a result, management committed to a revised repair plan, which included several remaining projects. These projects and their final estimated costs to complete represent the remaining flood reserve balance that is considered necessary. The amount of the reserve balance, over and above the estimated costs of such identified projects, was considered to be excess and was reversed. Such excess amounted to $3,500 and was included in other income in the fourth quarter of fiscal year 1999. Any future repairs outside the scope of the projects identified, if any, will be charged to repairs and maintenance as incurred. As of June 30, 1999 and 2000, the Company has $1,197 and $645 recorded, respectively, as reserved for future flood repairs, which have been classified as accrued expenses.

23.   CONTINGENCIES

      An accident, involving an explosion and fire, occurred on February 25, 1999 at Jahn Foundry, located in Springfield, Massachusetts. Nine employees were injured and there have been three fatalities. The damage was confined to the shell molding area and the boiler room. The other areas of the foundry are operational. Molds are currently being produced at other foundries, as well as Jahn Foundry, while the repairs are made. The new shell molding department is scheduled to be in operation this fall.

      The Company carries insurance for property and casualty damages (over $475 million of coverage), business interruption (approximately $115 million of coverage), general liability ($51 million of coverage) and workers' compensation (up to full statutory liability) for itself and its subsidiaries. The Company recorded charges of $450 ($750 before tax) during the third quarter of fiscal year 1999, primarily reflecting the deductibles under the Company's various insurance policies. At this time, there can be no assurance that the Company's ultimate costs and expenses resulting from the accident will not exceed available insurance coverage by an amount which could be material to its consolidated financial statements.

      A civil action has commenced in the Massachusetts State Court on behalf of the estates of deceased workers, their families, injured workers and their families, against the supplier of a chemical compound used in Jahn Foundry's manufacturing process. Counsel for the plaintiffs informally have indicated a desire to explore whether any facts would support adding the Company to that litigation as a jointly and severally liable defendant. The supplier of the chemical compound, Borden Chemical, Inc., filed a Third Party Complaint against Jahn Foundry in the Massachusetts State Court on February 2, 2000. The Company's comprehensive general liability insurance carrier has retained counsel on behalf of Jahn Foundry and the Company and is monitoring the situation on behalf of the Company. It is too early to assess the potential liability for such a claim, which in any event the Company would aggressively defend. The plaintiff's counsel has informally raised the possibility of seeking to make a double recovery under the workers' compensation policy in force for Jahn Foundry, contending that there was willful misconduct on Jahn Foundry's part leading to the accident. Such recovery, if pursued and made, would be of a material nature. It is too early to assess the potential liability for such a claim, which in any event Jahn Foundry would aggressively defend.

      The Company, its property insurance carrier and its insurance broker dispute the amount of property insurance available for property damages suffered in this accident. It is too early in the process of calculating the loss to estimate the amount in dispute. Management believes that the probability of any loss resulting from the dispute property insurance coverage is remote. The Company currently believes this dispute will be resolved during fiscal year 2001. If this dispute cannot be resolved amicably, the



                                       - F - 40 -

      Company would vigorously pursue its remedies against both parties. As of June 30, 2000, the Company has received approximately $20,000 of insurance advances and has incurred charges approximating $14,000 related to the explosion and fire related damages, which are recorded in accrued expenses and other current assets, respectively, within the consolidated balance sheets.

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

      In addition, the Company is a defendant in various matters and is exposed to claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material effect on the Company's consolidated financial statements.

24.   CREDIT AGREEMENT NEGOTIATIONS

      As described in Note 10, the Company has obtained a waiver of compliance of the covenants related to the Cash Flow Leverage Ratio and Fixed Charge Coverage Ratio through September 30, 2000 from Harris and a waiver of compliance of the covenant related to the Fixed Charge Coverage Ratio through September 30, 2000 from the insurance company. Absent another waiver from each of these creditors, management does not believe that the Company will be in compliance with such covenants subsequent to September 30, 2000, and accordingly, has classified as current the Harris revolving credit facility and the senior notes with the insurance company as of June 20, 2000. Management is currently in negotiations with Harris and two other financial institutions to extend, renegotiate or replace the current credit agreements on a long-term basis. The Company has received nonbinding commitments to provide long-term financing from each of these three financial institutions and is currently evaluating such commitments. Management believes that it will be successful in obtaining a long-term credit facility after September 30, 2000, but prior to December 31, 2000; however, no assurance can be given that management will be successful in these negotiations.

                                        ******



                                       - F - 41 -

                                  EXHIBIT INDEX

     Exhibit
     -------

      3.1 Articles of Incorporation of Atchison Casting Corporation, a Kansas corporation (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

      3.2 Amended and Restated By-Laws of Atchison Casting Corporation, a Kansas corporation (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed May 19,
                  2000)

      4.0 Long-term debt instruments of the Company in amounts not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis will be furnished to the Commission upon request

      4.1(a) The Amended and Restated Credit Agreement dated as of April 3, 1998, among the Company, the Banks party thereto and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4.1(a) of the Company's Current Report on Form 8-K filed April 16, 1998)

      4.1(b) Pledge and Security Agreement dated as of April 3, 1998, between the Company and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4.1(b) of Form 8-K filed April 16, 1998)

      4.1(c) First Amendment to Amended and Restated Credit Agreement dated as of October 7, 1998, among the Company, the Banks party thereto and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

      4.1(d) Second Amendment to the Amended and Restated Credit Agreement dated as of April 23, 1999, among the Company, the Banks party thereto, and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1999)

      4.1(e) Third Amendment to the Amended and Restated Credit Agreement dated as of August 20, 1999, among the Company, the Banks party thereto, and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4.1(e) of the Company's Form 10-K for the year ended June 30, 1999)

      4.1(f) Fourth Amendment and Waiver to the Amended and Restated Credit Agreement dated as of November 5, 1999, among the Company, the Banks party thereto, and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

      4.1(g) Fifth Amendment to the Amended and Restated Credit Agreement dated as of December 21, 1999, among the Company, the Banks party thereto, and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999)

                                  EXHIBIT INDEX

     Exhibit
     -------

      4.1(h) Sixth Amendment to the Amended and Restated Credit Agreement dated as of February 15, 1999, among the Company, the Banks party thereto, and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
                  2000)

      4.1(i) Seventh Amendment to the Amended and Restated Credit Agreement dated as of May 1, 2000, among the Company, the Banks party thereto, and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
                  2000)

      4.1(j) Eighth Amendment to the Amended and Restated Credit Agreement dated as of June 30, 2000, among the Company, the Banks party thereto, and Harris Trust and Savings Bank, as Agent

      4.1(k) Ninth Amendment to the Amended and Restated Credit Agreement dated as of July 31, 2000, among the Company, the Banks party thereto, and Harris Trust and Savings Bank, as Agent

      4.2 Specimen stock certificate (incorporated by reference to Exhibit 4.3 of Amendment No. 2 to Form S-2 Registration Statement No. 333-25157 filed May 19, 1997)

      4.3 Rights Agreement, dated as of March 28, 2000 between Atchison Casting Corporation and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 of the Company's Form 8-A Registration Statement filed March 28, 2000)

     10.1(a)* Employment Agreement between the Company and Hugh H. Aiken dated as of June 14, 1991 (incorporated by reference to Exhibit 10.1 of Form S-1 Registration Statement No. 33-67774 filed August 23, 1993)

     10.1(b)* Amendment No. 1 dated as of September 27, 1993 to Employment Agreement between the Company and Hugh H. Aiken (incorporated by reference to Exhibit 10.1(b) of Amendment No. 1 to Form S-1 Registration Statement No. 33-67774 filed September 27, 1993)

     10.1(c)* Amendment No.2 dated as of September 10, 1998 to Employment Agreement between the Company and Hugh H. Aiken (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

     10.2* Atchison Casting 1993 Incentive Stock Plan (incorporated by reference to Exhibit 10.7 of Form S-1 Registration Statement No. 33-67774 filed August 23, 1993)

     10.3 Confidentiality and Noncompetition Agreements by and among the Company and executive officers of the Company (incorporated by reference to Exhibit 10.8 of Form S-1 Registration Statement No. 33-67774 filed August 23, 1993)

                                  EXHIBIT INDEX

     Exhibit
     -------

     10.4* Atchison Casting Non-Employee Director Option Plan (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended June 30, 1994)

     10.5* Plan for conversion of subsidiary stock to Atchison Casting Corporation stock (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

     10.6 The Share Exchange Agreement dated April 6, 1998 in respect of the ordinary shares of Sheffield by and among David Fletcher and others, ACUK and the Company (incorporated by reference to Exhibit 10.1 of Form 8-K filed April 16, 1998)

     10.7(a)* Service Agreement between Sheffield and David Fletcher dated November 1, 1988 (incorporated by reference to Exhibit 10.10(a) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998)

     10.7(b)* Novation Agreement between Sheffield and David Fletcher dated May 2, 1996. (incorporated by reference to Exhibit 10.10(b) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998)

     10.7(c)* Letter Agreement between Sheffield and David Fletcher dated May 2, 1996. (incorporated by reference to Exhibit 10.10(c) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998)

     21.1         Subsidiaries of the Company

     23.1         Consent of Deloitte & Touche LLP

     27.1         Financial Data Schedule - Fiscal year ended FY 2000

     27.2         Restated Financial Data Schedule - Fiscal year ended FY 1999


     *  Represents a management contract or a compensatory plan or arrangement.