Form 10-K/A
period 2000-06-30
ATCHISON CASTING CORP
filed 2001-04-24
CIK 911115

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-K/A

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 2000 OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to _________

                         Commission file number 1-12541

                          ATCHISON CASTING CORPORATION
             (Exact name of registrant as specified in its charter)

            Kansas                                                 48-1156578
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)



  400 South Fourth Street
      Atchison, Kansas                                                  66002
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code:  (913) 367-2121

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:


                                                    Name of Each Exchange on
    Title of Each Class                                 Which Registered
   --------------------                             ------------------------

Common Stock, $.01 par value                           New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES / / NO / X /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the Common Stock, par value $.01 per share, of the registrant held by nonaffiliates of the registrant as of April 17, 2001 was $14,463,710.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of April 17, 2001: 7,689,347
Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Proxy Statement for the Annual Meeting of Stockholders to be held June 29, 2001, are incorporated by reference into
Part III.

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

     The Company was founded to make acquisitions in the highly fragmented foundry industry and to implement new casting design technology to make the foundries more competitive. Following the initial acquisition of the steel casting operations of Rockwell International in 1991, the Company has continued to acquire foundries in the U.S., Canada and Europe. As a result of these acquisitions, as well as internal growth, ACC's net sales have increased from approximately $54.7 million in its first fiscal year ended June 30, 1992, to $461.1 million for the fiscal year ended June 30, 2000, resulting in a compound annual growth rate of 30.5%. The Company did not make any acquisitions in fiscal 2000, and is not currently contemplating any major acquisitions in fiscal 2001. The Company's primary focus in fiscal 2001 will continue to be on the integration and improvement of existing operations.

     Since 1991, the number of customers served by the Company has increased from 12 to more than 600, including companies such as Caterpillar, Gardner Denver, General Motors, General Electric, Siemens Westinghouse, General Dynamics, Shell, British Steel, Nucor, GEC-Alstom, Ingersoll-Dresser, John Deere, DaimlerChrysler, Corus (formerly British Steel), CICH, Parker Hannifin, Weirton Steel and Meritor (formerly Rockwell International). The Company has received supplier excellence awards for quality from, or has been certified by, substantially all of its principal customers.

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

RECENT DEVELOPMENTS

     RESTATEMENT OF FINANCIAL RESULTS

     The Company previously announced that it had discovered accounting irregularities at its Quaker Alloy, Inc. ("Quaker Alloy"), Empire Steel Castings, Inc. ("Empire Steel"), and Pennsylvania Steel Foundry & Machine Company ("Pennsylvania Steel") subsidiaries (collectively referred to as the "Pennsylvania Foundry Group"). The Board of Directors authorized the Company's Audit Committee (the "Committee") to conduct an independent investigation, with the assistance of special counsel and other professionals retained by the Committee. The Committee retained Jenner & Block, LLC as special counsel, and Jenner & Block engaged PricewaterhouseCoopers LLP to assist in the investigation. As a result of the investigation, it was determined that certain balance sheet and income statement accounts at the Pennsylvania Foundry Group were affected. The Company believes the irregularities were limited to the Pennsylvania Foundry Group.

     As a result of that investigation, the Company has concluded that a small number of PFG employees violated Company policies and procedures and used improper accounting practices, resulting in the overstatement of revenue, income and assets and the understatement of liabilities and expenses. The Company believes that certain of these same personnel also misappropriated Company funds. The direct benefit to the former employees as a result of such activities is currently believed to be approximately $2.2 million. The Company believes that $25.9 million ($18.2 million after tax) of the restatement, which relates to the accounting irregularities at PFG, primarily resulted from a scheme to cover-up such benefits and the actual operating results over four years at these three subsidiaries by manipulating many accounts incrementally, which increased and accumulated over time. The Company intends to pursue recovery of economic losses from insurance coverage, income tax refunds and other responsible parties.

     As discussed in Notes 2 and 3 to the consolidated financial statements, management considered the operating losses at PFG, recently discovered as a result of the investigation, as a primary indication of impairment and has concluded that certain asset impairment charges ($4.8 million, after tax) would have been taken in fiscal year 2000 had actual operating and financial information been known at that time. Accordingly, the restated amounts presented below include amounts for such impairment charges related to Pennsylvania Steel and Empire Steel. Additionally, in conjunction with the restatement of the consolidated financial statements related to the items discussed above, management also made adjustments for other errors in previously issued financial statements which had not been recorded previously because they were not material.

     As a result, the consolidated financial statements as of June 30, 2000 and June 30, 1999 and for the fiscal years ended June 30, 2000, June 30, 1999 and June 30, 1998 have been restated from amounts previously reported to correct the items discussed above. A summary of the significant effects of the restatement is included in Note 25 to the consolidated financial statements, and an overview is presented below.

     For the fiscal year ended June 30, 2000, the previously reported consolidated financial statements primarily included an overstatement of sales by $7.2 million, an understatement of cost of sales by $4.5 million and an understatement of selling, general and administrative expense ("SG&A") by $1.4 million. Also included in the restated results are approximately $6.2 million of charges related to the impairment of long-lived assets at Pennsylvania Steel and the write-down of goodwill at Empire Steel. The impact of these adjustments to reported operating results for the fiscal year ended June 30, 2000 was to overstate gross profit by $11.7 million, operating income by $19.3 million, net income by $14.1 million and diluted earnings per share by $1.85.

     For the fiscal year ended June 30, 1999, the previously reported consolidated financial statements primarily included an understatement of sales by $1.8 million, an understatement of cost of sales by $10.0 million and an understatement of SG&A expense by $608,000. The impact these adjustments to reported operating results for the fiscal year ended June 30, 1999 was to overstate gross profit by $8.2 million, operating income by $8.8 million, net income by $6.7 million and diluted earnings per share by $0.87.

     For the fiscal year ended June 30, 1998, the previously reported consolidated financial statements primarily included an overstatement of sales by $661,000 and an understatement of cost of sales by $3.7 million. The impact of these adjustments to reported operating results for the fiscal year ended June 30, 1998 was to overstate gross profit and operating income by $4.4 million, net income by $2.5 million and diluted earnings per share by $0.30.

     For the fiscal year ended June 30, 1997, the previously reported consolidated financial statements primarily included an understatement of cost of sales by $2.1 million. The impact of these adjustments to reported operating results for the fiscal year ended June 30, 1997 was to overstate gross profit and operating income by $2.1 million, net income by $1.2 million and diluted earnings per share by $0.21.

     The Company expects to file its quarterly reports on Form 10-Q for the quarters ended September 30, 2000 and December 31, 2000 as soon as practicable. The Company expects to file its quarterly report on Form 10-Q for the quarter ended March 31, 2001 on a timely basis.

     ORGANIZATIONAL CHANGES

     The management team at Pennsylvania Foundry Group has been revamped.
Four of the Pennsylvania Foundry Group's former senior executives, its President, Chief Financial Officer, Vice President of Operations and Vice President of Human Resources, resigned from or were terminated by the Company.

     On January 8, 2001, Ian Sadler was appointed President of the Pennsylvania Foundry Group. Mr. Sadler received his masters degree in Metallurgy from Cambridge University in England. He has led the turn around of two steel foundries: Shenango Industries and Johnstown Corporation. Prior to accepting the Pennsylvania Foundry Group job, he was the president of Shenango Industries, Inc., an iron and steel foundry in Terre Haute, Indiana. Mr. Sadler has served on the Board of Directors of the Steel Founder's Society of America, and will become president of the Iron and Steel Society in 2002. On September 18, 2000, Duane Madrykowski was appointed the new Chief Financial Officer of the Pennsylvania Foundry Group, and on December 5, 2000, Allen Ebling was promoted to Director of Human Resources of the Pennsylvania Foundry Group.

     On March 1, 2001, the Company hired Stephen Housh as its Manager of Internal Audit. Mr. Housh has experience in public accounting and has served as the manager of general accounting for several manufacturing companies prior to owning his own company. In addition, the Company is evaluating whether to transition its decentralized accounting functions into a more centralized accounting system.

     LOAN AMENDMENTS

     The Company and the lenders under the Credit Agreement and Note Purchase Agreement (as defined below in the section entitled Liquidity and Capital Resources) entered into amendment and forbearance agreements that provide, among other things, that such lenders will continue to forbear from exercising their rights with respect to certain existing defaults through July 30, 2001. These agreements also (i) revise the interest rates of these loans, (ii) add a covenant requiring a minimum amount of earnings before interest, taxes, depreciation and amortization ("EBITDA"), and (iii) cause the Company to grant the lenders a security in real estate in North America. The Company and the lenders under the GE Financing (as defined below in the section entitled Liquidity and Capital Resources) have entered into an agreement in which such lenders agreed to continue to forbear from exercising their rights with respect to certain existing defaults through the earlier of September 30, 2001 or any date on which the forbearance agreement related to the Credit Agreement is breached. These agreements give the Company the opportunity to renegotiate or refinance its lending arrangements, although no assurance can be given as to whether the Company will be successful.

     CLOSURE OF PENNSYLVANIA STEEL AND PRIMECAST, INC. SUBSIDIARIES

     Following the discovery of the accounting irregularities, which revealed substantial operating losses at each of the Company's three steel foundries that comprise the Pennsylvania Foundry Group, the Company determined that the carrying value of certain long-lived assets of Pennsylvania Steel and

Empire Steel had been impaired. Accordingly, the Company has recorded, in the fourth quarter of fiscal 2000, a charge of $6.2 million ($4.8 million, net of tax) primarily to reduce the carrying value of the fixed assets at Pennsylvania Steel to estimated fair value and to write-off the goodwill at Empire Steel. Subsequently, the Company committed to a plan to consolidate the three operations into two, thereby improving the capacity utilization of the remaining two and, on November 30, 2000, the Company announced plans to close Pennsylvania Steel. The closure was completed by February 28, 2001. Much of the work was transferred to the remaining two locations.

     On January 23, 2001, the Company announced plans to close its PrimeCast, Inc. ("PrimeCast") foundry unit located in Beloit, Wisconsin and South Beloit, Illinois. The Company had previously announced a partial shutdown of the unit, following the closure of Beloit Paper Machinery Corporation, which had been PrimeCast's major customer and the former owner of the foundry. The closure was completed by March 31, 2001. As PrimeCast was the Company's only foundry that could produce large iron castings, only a portion of PrimeCast's work can be transferred to other operations of the Company.The Company had previously recorded a charge of $6.9 million ($4.3 million, net of tax) for the impairment of PrimeCast's fixed assets in the fourth quarter of fiscal 2000.

     LEGAL PROCEEDINGS

     Following the Company announcements related to accounting irregularities at the Pennsylvania Foundry Group, the Company, its Chief Executive Officer and its Chief Financial Officer were named as defendants in five complaints filed in the U.S. District Court for the District of Kansas. The complaints allege, among other things, that certain of the Company's previously issued financial statements were materially false and misleading in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the "Securities Actions"). The Securities Actions purport to have been brought on behalf of a class consisting of purchasers of the Company's common stock between January 8, 1998 and November 3, 2000. The Securities Actions seek damages in unspecified amounts. The Company believes the claims alleged in the Securities Actions have no merit and intends to defend them vigorously. There can be no assurance that an adverse outcome with respect to the Securities Actions will not have a material adverse impact on the Company's financial condition, results of operations or cash flows.

     In addition, the Company understands that on or about November 29, 2000 the Securities and Exchange Commission issued a formal order of investigation as a result of the events underlying the Company's earlier disclosure of certain accounting irregularities. The Company is cooperating with the investigation.

COMPANY STRATEGY

     Until recently, ACC pursued growth and diversification through a two-pronged approach of: (i) making strategic acquisitions within the widely fragmented and consolidating foundry industry; and (ii) integrating the acquired foundries to achieve economies of scale, while strengthening marketing and promoting the use of new casting technology. ACC's primary focus since the beginning of fiscal 2000 has been on the integration and improvement of existing operations. No acquisitions are currently contemplated during fiscal 2001.

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

    The following table presents the Company's current operations and their primary strategic purpose.

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

The G&C Foundry Company                03/11/96    Highly  regarded in fluid  power  market.  Build  position in gray and ductile iron casting markets

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

INDUSTRY TRENDS

     The American Foundrymen's Society estimates that global casting production was 64.9 million metric tons in 1999 of which steel castings accounted for approximately 6.1 million tons, iron castings for approximately
49.3 million tons and nonferrous castings for approximately 9.5 million tons. It is further estimated that the top ten producing countries represent 80% of the total production, with the U.S. representing in excess of 20% of the world market.

     The U.S. casting industry is estimated to have had shipments of approximately 14.6 million tons in 1999, of which steel castings accounted for approximately 1.4 million tons, iron castings for approximately 10.4 million tons and non-ferrous castings for approximately 2.8 million tons. Metal casting shipments are forecast to grow at an annual rate of 1.4% to
16.0 million tons by 2010. The Company has been able to grow at a rate substantially in excess of the overall industry principally as a result of its strategy and due to key trends affecting the casting industry, including the following:

     INDUSTRY CONSOLIDATION

     Although still highly fragmented, the U.S. foundry industry has consolidated from approximately 465 steel foundries and 1,400 iron foundries in 1982 to approximately 400 and 700 steel and iron foundries, respectively, in 1999. This consolidation trend has been accompanied by increased outsourcing of casting production and OEM supplier rationalization.

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

     STEEL INDUSTRY. The steel industry uses rolls to form cast steel into sheets, bars, rods, beams and plates, which are then used to make end products such as car bodies, tin cans and bridges. Rolls are consumed as steel is rolled, so there is a steady demand for rolls. Customers in this market include Corus (formerly British Steel) and Nucor, among others. Sheffield Forgemasters Rolls Limited ("Forgemasters Rolls") is one of the world leaders in cast and forged rolls for the steel-making industry. Steel products produced by the Company accounted for approximately 7.0%, 18.8% and 18.5% of the Company's net sales in fiscal 1998, fiscal 1999 and fiscal 2000, respectively.

     MINING AND CONSTRUCTION. ACC's castings are used in tractor-crawlers, mining trucks, excavators, drag lines, wheel-loaders, rock crushers, diesel engines, slurry pumps, coal mining machines and ore-processing equipment. Mining and construction equipment customers include Caterpillar, Nordberg, Meritor (formerly Rockwell International), Gardner Denver, John Deere, Komatsu and Euclid, among others. Products supplied to the mining and construction industry accounted for approximately 23.1%, 18.0% and 16.5% of the Company's net sales in fiscal 1998, fiscal 1999 and fiscal 2000, respectively.

     RAILROAD. The Company supplies cast steel undercarriages for locomotives, among other parts, for this market. GM is ACC's largest locomotive customer, and has purchased locomotive castings from the Atchison/St. Joe Division for over 60 years. The Company further penetrated this market through the purchase of London Precision. Rail products produced by the Company accounted for approximately 6.6%, 11.3% and 10.5% of the Company's net sales in fiscal 1998, fiscal 1999 and fiscal 2000, respectively.

     AUTOMOTIVE. The automotive industry uses both iron and aluminum castings, as well as aluminum die castings. ACC entered this market through the purchase of Jahn Foundry Corp. ("Jahn Foundry") in Springfield, Massachusetts and Inverness Castings Group, Inc. ("Inverness") in Dowagiac, Michigan. Customers in this market include General Motors and DaimlerChrysler, among others. Automotive products produced by the Company accounted for approximately 10.4%, 8.6% and 8.9% of the Company's net sales in fiscal 1998, fiscal 1999 and fiscal 2000, respectively.

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

     For financial information about geographic areas, see Note 20 to the consolidated financial statements.

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

     BACKLOG

     The Company's backlog is based upon customer purchase orders that the Company believes are firm and does not include purchase orders anticipated but not yet placed. At June 30, 2000, the Company's backlog was approximately $168.6 million, as compared to backlog of approximately $178.9 million at June 30, 1999. The backlog is scheduled for delivery in fiscal 2001 except for approximately $20.8 million, of which $11.5 million is scheduled for delivery in fiscal 2002. As of March 31, 2001, the backlog had increased to approximately $194 million. The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company. The Company historically has not experienced cancellation of any significant portion of customer orders.

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

     In applications that do not require the strength, ductility and/or weldability of steel, iron castings are generally preferred due to their lower cost, shorter lead-times and somewhat simpler manufacturing processes. Ductile iron is stronger and more flexible than traditional cast iron, known as gray iron, and is easier and less expensive to cast than steel. Due to these qualities, the demand for ductile iron is increasing faster than for either traditional gray cast iron or cast steel. In 1994, ACC initiated manufacturing of gray and ductile iron through the acquisition of Prospect. ACC's presence in ductile iron was increased through the subsequent purchases of La Grange and The G&C Foundry Company ("G&C").

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

     CAPACITY UTILIZATION. The following table shows the type and the approximate amount of available capacity, in tons, for each operating foundry and die caster. The actual number of tons that a foundry can produce annually is dependent on product mix. Complicated castings, such as those used for military applications or in steam turbines, require more time, effort and use of facilities, than do simpler castings such as those for the mining and construction market. Also, high alloy and stainless steel castings generally require more processing time and use of facilities than do carbon and low alloy steel castings.

                                                                                      TONS
                                                                                     SHIPPED
                                                                     ESTIMATED*     12 MONTHS
                                                                      ANNUAL           ENDED        ESTIMATED*
  MANUFACTURING       METALS CAST OR                                 CAPACITY         JUNE 30,       CAPACITY
      UNIT                FORGED           MAJOR APPLICATIONS       IN NET TONS         2000        UTILIZATION
-------------------  ----------------  -------------------------   ------------   ---------------  ------------
Atchison/St. Joe     Carbon, low       Mining and construction,       30,000          22,277          74.3%
Division              alloy and        rail, military, valve,
                      stainless        turbine and compressor
                      steel

Amite                Carbon and low    Marine, mining and
                      alloy steel       construction                  14,000            4,850         34.6%

Prospect             Gray and          Construction,
                      ductile iron     agricultural, trucking,        12,500            8,115         64.9%
                                       hydraulic, power
                                       transmission and machine
                                       tool

Quaker Alloy         Carbon, low       Pump and valve
                      alloy and                                        6,000            1,867         31.1%
                      stainless
                      steel


Canadian Steel       Carbon, low       Hydroelectric and steel
                     alloy and         mill                            6,000            1,995         33.3%
                     stainless steel


Kramer               Carbon, low       Pump impellers and
                     alloy and         casings                         1,450               858        59.2%
                     stainless
                     steel, gray
                     and ductile
                     iron

Empire               Carbon and low    Pump and valve
                     alloy steel                                       4,800             1,327        27.6%
                     and gray,
                     ductile and
                     nickel
                     resistant
                     iron

La Grange            Gray, ductile     Mining and construction
                     and compacted     and transportation             14,000             9,879        70.6%
                     graphite iron

G&C                  Gray and          Fluid power (hydraulic
                     ductile iron      control valves)                12,000             8,592        71.6%

LA Die Casting       Aluminum and      Communications,
                     zinc              recreation and computer        1,750              1,062        60.7%

Canada Alloy         Carbon, low       Power generation, pulp
                     alloy and         and paper machinery,           2,500              1,360        54.4%
                     stainless steel   pump and valve

Jahn                 Gray iron         Automotive, air
                                       conditioning and               11,000             5,643        51.3%
                                       agricultural

Inverness            Aluminum          Automotive, furniture
                                       and appliances                 12,500             8,680        69.4%

Forgemasters         Iron and Steel    Steel and aluminum
Rolls                                  rolling                        31,000            25,197        81.3%

Sheffield            Iron and Steel    Oil and gas, ingot,
Forgemasters                           petrochemical, power          113,000            30,266        26.8%
Engineering                            generation
Limited


Autun                Iron              Heating , domestic
                                       appliance and automotive       30,000          19,229          64.1%
                                       castings
                                                                   -------------  ---------------  ------------
        Totals                                                       302,500          151,197         50.0%
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

------

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

     As a reflection of its commitment to quality, the Company has been certified by, or won supplier excellence awards from, substantially all of its principal customers. Of 600 suppliers to General Motors' Electromotive Division, the Company was the first supplier to receive the prestigious Targets of Excellence award. Reflecting its emphasis on quality, the Atchison/St. Joe Division was certified to ISO 9001 in August 1995, which represents compliance with international standards for quality assurance. Quaker Alloy, La Grange, Canada Alloy, Jahn Foundry, G & C, Inverness, London Precision, Forgemasters Rolls and Canadian Steel have each been certified to ISO 9002. Sheffield Forgemasters Engineering Ltd. ("Forgemasters Engineering") has been certified to ISO 9001. Other ACC foundries are preparing for ISO certification.

     EMPLOYEE AND LABOR RELATIONS

     As of March 31, 2001, the Company had approximately 4,000 full-time employees. Since its inception, the Company has had two work stoppages. The Company's hourly employees are covered by collective bargaining agreements with several unions at seventeen of its locations. These agreements expire at varying times over the next several years. The following table sets forth a summary of the principal unions and term of the principal collective bargaining agreements at the respective locations in operation. The labor laws of France prevent the Company from learning the number of employees in the union at Autun.

                                                                                                                        APPROXIMATE
                                                                                                                         NUMBER OF
   MANUFACTURING                                                                                   DATE OF              MEMBERS (AS
       UNIT                     NAME OF PRINCIPAL UNION                   EFFECTIVE DATE          EXPIRATION            OF 3/31/01)
--------------------      -----------------------------------------    --------------------  ------------------  ----------------
      Atchison/St. Joe       United Steelworkers of America, Local              05/11/99             05/12/02              338
                             6943

      Prospect               Glass, Molders, Pottery,                           08/31/00             06/30/03              147
                             Plastics & Allied Workers
                             International, Local 63B

      Quaker Alloy           United Steelworkers of                             05/15/99             07/15/03              133
                             America, Local 7274

      Canadian Steel         Metallurgistes Unis                                02/12/96          In negotiation            77
                             d'Amerique, Local 6859

      Kramer                 United Steelworkers of                             07/29/00             07/29/03               81
                             America, Local 1343

      Empire                 United Steelworkers of                             03/01/97             02/28/02
                             America, Local 3178                                                                           104

      La Grange              Glass, Molders, Pottery,                           12/18/00             12/16/05              168
                             Plastics & Allied Workers
                             Union, Local 143

      La Grange              International Association of Machinists            12/18/00             12/21/05               15
                             and Aerospace Workers, Local 822

      G&C                    United Electrical, Radio and                       03/01/97             06/30/01              128
                             Machine Workers of America,
                             Local 714

      LA Die Casting         United Automobile, Aircraft,                       12/09/00             12/12/03               42
                             Agricultural Implement
                             Workers of America, Local 509

      Canada Alloy           United Steelworkers of                             04/04/97             04/03/02               77
                             America, Local 5699

      Jahn                   Glass, Molders, Pottery,                           06/01/98             06/03/01               78
                             Plastics and Allied Workers
                             International, Local 97

      Inverness              United Paperworker's International,                02/05/97             08/05/01              199
                             Local 7363

                                                                                                                     APPROXIMATE
                                                                                                                      NUMBER OF
   MANUFACTURING                                                                                 DATE OF             MEMBERS (AS
       UNIT                     NAME OF PRINCIPAL UNION                 EFFECTIVE DATE          EXPIRATION           OF 3/31/01)
--------------------      -----------------------------------------   ------------------  ---------------------    ----------------
      Sheffield              Steel and Industrial Managers                     1/1/00          In negotiation              4
       Forgemasters          Association
       Engineering
       Limited               Iron and Steel Trades Confederation               1/1/00          In negotiation             63

                             Electrical Engineering and plumbing               1/1/00          In negotiation             17
                             Trades Union

                             Manufacturing Science and Finance                 1/1/00          In negotiation             29

                             Trades Associated to Steel and                    1/1/00          In negotiation              4
                             Sheetmakers

                             Association of Professional and                   1/1/00          In negotiation              7
                             Executive Staff

                             General Municipal and Boilermakers                1/1/00          In negotiation             41

                             Allied Engineering and Electrical Union           1/1/00          In negotiation            128

                             Transport and General Workers Union               1/1/00          In negotiation              8

                             Amalgamated Metal and Steelworkers Union          1/1/00          In negotiation             10

                             Union of Construction, allied Trades and          1/1/00          In negotiation              3
                             Technicians

      Forgemasters           Amalgamated Engineering and Electrical
       Rolls                 Union
                             -        Sheffield                                1/1/00          In negotiation             79
                             -        Crewe                                    8/1/00              7/31/01               196
                             -        Coatbridge                               1/1/00          In negotiation             39

                             Iron and Steel Trades Confederation
                             -        Sheffield                                1/1/00          In negotiation              9

                             General and Municipal Workers Union
                             -        Sheffield                                1/1/00          In negotiation              1


                             Transport and General Workers Union
                             -        Sheffield                                1/1/00          In negotiation              3


                             Manufacturing Science and Finance
                             -        Crewe                                    8/1/00              7/31/01                19
                             -        Sheffield                                1/1/00          In negotiation              7


      London                 United Steelworkers of America, Local             8/31/00             8/31/04                81
       Precision             2699

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the executive officers of the Company.

NAME                                       AGE      POSITION WITH THE COMPANY
-----------------------------------------  -------  ------------------------------------------------------------
Hugh H. Aiken...........................     57     Chairman of the Board, President, Chief Executive Officer
                                                             and Director

Thomas K. Armstrong, Jr.................     47     Chief Operating Officer - North America

David Fletcher..........................     55     Vice President - Europe

John R. Kujawa..........................     47     Vice President - Large Steel Castings

Donald J. Marlborough...................     64     Vice President - Corporate Development

Kevin T. McDermed.......................     41     Vice President, Chief Financial Officer, Treasurer and
                                                             Secretary

James Stott.............................     59     Vice President

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

La Grange                              La Grange, MO          Iron foundry                                189,000

G & C                                  Sandusky, OH           Iron foundry                                111,000

LA Die Casting                         Los Angeles, CA        Aluminum and zinc die                        35,000
                                                              casting

Canada Alloy                           Kitchener, Ontario     Steel foundry                                83,000

Pennsylvania Steel                     Hamburg, PA            Steel foundry (closed)                      158,618

Jahn Foundry                           Springfield, MA        Iron foundry                                207,689

                                                                                                 FLOOR SPACE IN
               NAME                         LOCATION                 PRINCIPAL USE                  SQ. FEET
------------------------------------   -------------------    -----------------------------    -------------------
PrimeCast                              South Beloit, IL       Iron foundry(closed)                        325,000
                                       and Beloit, WI

Inverness                              Dowagiac, MI           Aluminum die casting                        210,900

Forgemasters Rolls                     Sheffield and          Iron and steel foundry                      694,306
                                       Crewe, England         and machine shop
                                       and Coatbridge,
                                       Scotland

Forgemasters Engineering               Sheffield, England     Iron and steel foundry,                   1,181,277
                                                              forge and machine shop

Claremont                              Claremont, NH          Steel Foundry (closed)                      110,000

London Precision                       London, Ontario        Machine Shop                                 63,000

Autun                                  Autun, France          Iron foundry                                376,600

     ITEM 3.   LEGAL PROCEEDINGS

     An accident, involving an explosion and fire, occurred on February 25, 1999, at Jahn Foundry, located in Springfield, Massachusetts. Nine employees were seriously injured and there were three fatalities. The damage was confined to the shell molding area and boiler room. The other areas of the foundry remained operational. Molds were being produced at other foundries, as well as Jahn Foundry, while the repairs were made. The new shell molding department became operational in November 2000.

     The Company carries insurance for property and casualty damages (over $475 million of coverage), business interruption (approximately $115 million of coverage), general liability ($51 million of coverage) and workers' compensation (up to full statutory liability) for itself and its subsidiaries. The Company recorded charges of $750,000 ($450,000 after tax) during the third quarter of fiscal 1999, primarily reflecting the deductibles under the Company's various insurance policies. At this time there can be no assurance that the Company's ultimate costs and expenses resulting from the accident will not exceed available insurance coverage by an amount which could be material to its financial condition or results of operations and cash flows.

     In November 2000, the Company and its insurance carrier settled the Jahn Foundry property portion of the Company's claim. The settlement provided, among other things, for (i) additional payments from the carrier in the amount of $2.6 million, (ii) that of the payments received to date, totaling $26.8 million, the insurance carrier will allocate no more than $9.5 million for property damage, (iii) that the remaining proceeds of $17.3 million will be allocated to business interruption losses and will not be subject to recovery by the insurance carrier and (iv) that the Company shall not be entitled to any additional payments unless it is determined by reference, appraisal, arbitration, litigation or otherwise that the Company's business interruption losses exceed $17.3 million. The Company disagrees with the insurance carrier regarding the duration and amount of the business interruption losses. The Company plans to seek additional insurance payments through arbitration. There can be no assurance that the Company will ultimately receive any additional insurance payments or that the excess of the Company's costs and expenses resulting from the accident over the insurance payments received will not be material to its financial condition or results of operations and cash flows.

       A civil action has been commenced in Massachusetts Superior State Court on behalf of the estates of deceased workers, their families, injured workers and their families, against the supplier of a chemical compound used in Jahn Foundry's manufacturing process. The supplier of the chemical compound, Borden Chemical, Inc., filed a Third Party Complaint against Jahn Foundry in Massachusetts Superior State Court on February 2, 2000 seeking indemnity for any liability it has to the plaintiffs in the civil action. The Company's comprehensive general liability insurance carrier has retained counsel on behalf of Jahn Foundry and the Company and is aggressively defending Jahn Foundry in the Third Party Complaint. It is too early to assess the potential liability to Jahn Foundry for the Third Party Complaint, which in any event Jahn Foundry would aggressively defend. In addition, Jahn Foundry has brought a Third Party Counterclaim against Borden seeking compensation for losses sustained in the explosion, including amounts covered by insurance.

       On February 26, 2001, Borden filed a Third Party Complaint against the Company seeking a contribution, under Massachusetts law, from the Company in the event that the plaintiffs prevail against Borden. The Third Party Complaint alleges that the Company undertook a duty to oversee industrial hygiene, safety and maintenance at Jahn Foundry and that the Company designed, installed and maintained equipment and machinery at Jahn Foundry, and that the Company's carelessness, negligence or gross negligence caused the explosion and resulting injuries. It is too early to assess the potential liability for such a claim, which in any event the Company would aggressively defend.

       On March 30, 2001, the plaintiffs amended their complaint by adding the Company as a third party defendant. The plaintiffs allege that the Company undertook a duty to oversee industrial hygiene, safety and maintenance at Jahn Foundry and that the Company's carelessness, negligence or gross negligence caused the explosion and resulting injuries. The plaintiffs seek an unspecified amount of damages and punitive damages. It is too early to assess the potential liability to the Company for such claims, which in any event the Company would aggressively defend. The Company has filed a cross-claim for contribution against Borden.

    Following the Company announcements related to accounting irregularities at the Pennsylvania Foundry Group, the Company, its Chief Executive Officer and its Chief Financial Officer were named as defendants in five complaints filed between January 8, 2001 and February 15, 2001 in the U.S. District Court for the District of Kansas. The complaints allege, among other things, that certain of the Company's previously issued financial statements were materially false and misleading in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the "Securities Actions"). The Securities Actions purport to have been brought on behalf of a class consisting of purchasers of the Company's common stock between January 8, 1998 and November 3, 2000. The Securities Actions seek damages in unspecified amounts. The Company believes the claims alleged in the Securities Actions have no merit and intends to defend them vigorously. There can be no assurance that an adverse outcome with respect to the Securities Actions will not have a material adverse impact on the Company's financial condition, results of operations or cash flows.

    The Company understands that on or about November 29, 2000 the Securities and Exchange Commission issued a formal order of investigation as a result of the events underlying the Company's earlier disclosure of certain accounting irregularities. The Company is cooperating with the investigation.

     In addition to these matters, from time to time, the Company is the subject of legal proceedings, including employee matters, commercial matters, environmental matters and similar claims. There are no other material claims pending. The Company maintains comprehensive general liability insurance, which it believes to be adequate for the continued operation of its business.

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

                                                                                     HIGH        LOW
                                                                                     ----        ----
FISCAL YEAR ENDING JUNE 30, 1999:
First Quarter..........................................................              18 1/2       9 1/2
Second Quarter.........................................................              10           8 3/8
Third Quarter..........................................................              10 15/16     7 7/8
Fourth Quarter.........................................................              12 1/8       7 1/2


FISCAL YEAR ENDING JUNE 30, 2000:
First Quarter..........................................................              11 3/8       8 11/16
Second Quarter.........................................................              11           8 1/2
Third Quarter..........................................................               9 1/8       6 9/16
Fourth Quarter.........................................................               8 5/16      5 11/16


FISCAL YEAR ENDING JUNE 30, 2001:
First Quarter..........................................................                6 3/4      3
Second Quarter.........................................................                4 15/16    2 7/16
Third Quarter..........................................................                4          2 5/8
Fourth Quarter (through April 17, 2001).................................               3.20       2.25



     As of April 17, 2001, there were over 2,200 holders of the Common Stock, including shares held in nominee or street name by brokers.

                                 DIVIDEND POLICY

     The Company has not declared or paid cash dividends on shares of its Common Stock. The Company does not anticipate paying any cash dividends or other distributions on its Common Stock in the foreseeable future. The current policy of the Company's Board of Directors is to reinvest all earnings to finance the expansion of the Company's business. The agreements governing the Company's credit facility and $20 million senior notes contain limitations on the Company's ability to pay dividends. See Note 10 to the consolidated financial statements.

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

ITEM 6.   SELECTED FINANCIAL DATA

     The following table contains certain selected historical consolidated financial information and is qualified by the more detailed Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K/A. The information below should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K/A.

                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                  -------------------------------------------------------------------------
                                                                          FISCAL YEAR ENDED JUNE 30,
                                                  -------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                                         1997         1998          1999             2000
                                                                       AS           AS            AS               AS
                                                      1996          RESTATED(1)  RESTATED(1)   RESTATED(1)      RESTATED(1)
                                                    ---------       ----------   -----------   -----------      -----------
Net Sales .......................................   $ 185,081        $ 245,769    $ 373,107    $ 477,405        $ 461,137

Cost of Sales ...................................     156,612          205,480      322,002      417,816          419,299
                                                    ---------        ---------    ---------    ---------        ---------
     Gross Profit ...............................      28,469           40,289       51,105       59,589           41,838

  Operating Expenses:

     Selling, General & Administrative ..........      15,459           21,559       28,846       45,290           44,526

     Impairment Charges .........................          --               --           --           --           16,414(4)

     Amortization of Intangibles ................       1,508              632          850          544             (408)

     Other Income ...............................     (26,957)(2)           --           --       (2,750)(3)         (606)(5)
                                                    ---------        ---------    ---------    ---------        ---------
     Operating Income (Loss) ....................      38,459           18,098       21,409       16,505          (18,088)

 Interest Expense ...............................       2,845            3,227        3,896        8,352            9,452

 Minority Interest in Net Income of Subsidiaries.         225              270          448          237               66
                                                    ---------        ---------    ---------    ---------        ---------
     Income (Loss) Before Taxes .................      35,389           14,601       17,065        7,916          (27,606)

 Income Taxes ...................................      14,063            6,100        6,823        4,844          (15,927)
                                                    ---------        ---------    ---------    ---------        ---------
     Net Income (Loss) ..........................   $  21,326        $   8,501    $  10,242        $3072        ($ 11,679)
                                                    ---------        ---------    ---------    ---------        ---------
Earnings (Loss) Per Share:

   Basic ........................................   $    3.87        $    1.47    $    1.25    $    0.39        ($   1.53)
                                                    =========        =========    =========    =========        =========
   Diluted ......................................   $    3.87        $    1.46    $    1.25    $    0.39        ($   1.53)
                                                    =========        =========    =========    =========        =========

Weighted Average Number of  Common and
Equivalent Shares Outstanding

   Basic ........................................   5,510,410        5,796,281    8,167,285    7,790,781        7,648,616

   Diluted ......................................   5,516,597        5,830,695    8,218,686    7,790,781        7,648,616

SUPPLEMENTAL DATA:

 Depreciation and Amortization ..................  $    7,411       $    8,667   $   11,695   $   13,416       $   14,198

 Capital Expenditures ...........................      12,740           13,852       17,868       17,899           20,531

 Number of Operating Plants at Period End                   9               13           17           19               19

BALANCE SHEET DATA (AT PERIOD END):

 Working Capital ................................  $   36,419       $   56,061   $   73,755    $   78,932          $ 5,730

 Total Assets ...................................     162,184          211,482      340,981       361,114          342,423

 Long-Term Obligations ..........................      34,655           27,758       87,272       104,607           36,691

 Total Stockholders' Equity (7)..................      74,654          121,504      131,864       128,585          114,333

(1) As restated. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatement of Financial Results" and
     Note 25 to the consolidated financial statements for a summary of the significant effects of the restatement.

(2) Other income consists of $27.0 million ($16.2 million, net of tax or $2.95 per share), consisting primarily of insurance proceeds related to the July 1993 Missouri River flood.

(3) Other income consists of a $3.5 million ($2.1 million, net of tax or $0.27 per share) gain resulting from a revision to the flood damage reconstruction reserve, partially offset by a charge of $750,000 ($450,000, net of tax or $0.06 per share) recorded in connection with an industrial accident that occurred on February 25, 1999 at Jahn Foundry.

(4) Impairment charges consists of a $3.4 million ($2.1 million, net of tax or $0.28 per share) charge relating to the Company's planned closure of Claremont Foundry, Inc. ("Claremont"), $6.9 million ($4.3 million, net of tax or $0.56 per share) charge relating to an impairment of long-lived assets at PrimeCast, Inc., a $3.4 million ($2.1 million, net of tax or $0.28 per share) charge relating to the impairment of long-lived assets at Pennsylvania Steel Foundry & Machine Company and a $2.7 million ($2.7 million, net of tax or $0.35 per share) charge relating to an impairment of goodwill at Empire Steel Castings, Inc.

(5) Other income consists primarily of gains of $1.1 million ($650,000, net of tax) on the termination of interest rate swap agreements.

(6) Includes a $7.8 million, or $1.02 per share, deferred income tax benefit relating to the resolution of the Company's tax treatment of certain flood insurance proceeds received in fiscal 1995 and 1996.

(7) There have been no cash dividends paid during fiscal year 1996 through 2000.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Prior to fiscal 2000, the Company pursued an active acquisition program designed to take advantage of consolidation opportunities in the widely fragmented foundry industry. The Company has acquired nineteen foundries since its inception. As a result of these completed transactions as well as internal growth, the Company's net sales have increased from approximately $54.7 million for its first full fiscal year ended June 30, 1992 to $461.1 million for the fiscal year ended June 30, 2000.

     The Company did not make any acquisitions in fiscal 2000 and is not currently contemplating any acquisitions in fiscal 2001. The Company's primary focus in fiscal 2001 will be on the integration and improvement of existing operations.

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

RESTATEMENT OF FINANCIAL RESULTS

     The Company previously announced that it had discovered accounting irregularities at its Quaker Alloy, Inc. ("Quaker Alloy"), Empire Steel Castings, Inc. ("Empire Steel"), and Pennsylvania Steel Foundry & Machine Company ("Pennsylvania Steel") subsidiaries (collectively referred to as the "Pennsylvania Foundry Group"). The Board of Directors authorized the Company's Audit Committee (the "Committee") to conduct an independent investigation, with the assistance of special counsel and other professionals retained by the Committee. The Committee retained Jenner & Block, LLC as special counsel, and Jenner & Block engaged PricewaterhouseCoopers LLP to assist in the investigation. As a result of the investigation, it was determined that certain balance sheet and income statement accounts at the Pennsylvania Foundry Group were affected. The Company believes the irregularities were limited to the Pennsylvania Foundry Group.

     As a result of that investigation, the Company has concluded that a small number of PFG employees violated Company policies and procedures and used improper accounting practices, resulting in the overstatement of revenue, income and assets and the understatement of liabilities and expenses. The Company believes that certain of these same personnel also misappropriated Company funds. The direct benefit to the former employees as a result of such activities is currently believed to be approximately $2.2 million. The Company believes that $25.9 million ($18.2 million after tax) of the restatement, which relates to the accounting irregularities at PFG, primarily resulted from a scheme to cover-up such benefits and the actual operating results over four years at these three subsidiaries by manipulating many accounts incrementally, which increased and accumulated over time. The Company intends to pursue recovery of economic losses from insurance coverage, income tax refunds and other responsible parties.

     As discussed in Notes 2 and 3 to the consolidated financial statements, management considered the operating losses at PFG, recently discovered as a result of the investigation, as a primary indication of impairment and has concluded that certain asset impairment charges ($4.8 million, after tax) would have been taken in fiscal year 2000 had actual operating and financial information been known at that time. Accordingly, the restated amounts presented below include amounts for such impairment charges related to Pennsylvania Steel and Empire Steel. Additionally, in conjunction with the restatement of the consolidated financial statements related to the items discussed above, management also made adjustments for other errors in previously issued financial statements which had not been recorded previously because they were not material.

     As a result, the consolidated financial statements as of June 30, 2000 and June 30, 1999 and for the fiscal years ended June 30, 2000, June 30, 1999 and June 30, 1998 have been restated from amounts previously reported to correct the items discussed above. A summary of the significant effects of the restatement is included in Note 25 to the consolidated financial statements, and an overview is presented below. Additionally, Management's Discussion and Analysis of Financial Condition and Results of Operations has been revised for the effects of the restatement.

     For the fiscal year ended June 30, 2000, the previously reported consolidated financial statements primarily included an overstatement of sales by $7.2 million, an understatement of cost of sales by $4.5 million and an understatement of selling, general and administrative expense ("SG&A") by $1.4 million. Also included in the restated results are approximately $6.2 million of charges related to the impairment of long-lived assets at Pennsylvania Steel and the write-down of goodwill at Empire Steel. The impact of these adjustments to reported operating results for the fiscal year ended June 30, 2000 was to overstate gross profit by $11.7 million, operating income by $19.3 million, net income by $14.1 million and diluted earnings per share by $1.85.

     For the fiscal year ended June 30, 1999, the previously reported consolidated financial statements primarily included an understatement of sales by $1.8 million, an understatement of cost of sales by $10.0 million and an understatement of SG&A expense by $608,000. The impact of these adjustments to reported operating results for the fiscal year ended June 30, 1999 was to overstate gross profit by $8.2 million, operating income by $8.8 million, net income by $6.7 million and diluted earnings per share by $0.87.

     For the fiscal year ended June 30, 1998, the previously reported consolidated financial statements primarily included an overstatement of sales by $661,000 and an understatement of cost of sales by $3.7 million. The impact of these adjustments to reported operating results for the fiscal year ended June 30, 1998 was to overstate gross profit and operating income by $4.4 million, net income by $2.5 million and diluted earnings per share by $0.30.

     For the fiscal year ended June 30, 1997, the previously reported consolidated financial statements primarily included an understatement of cost of sales by $2.1 million. The impact of these adjustments to reported operating results for the fiscal year ended June 30, 1997 was to overstate gross profit and operating income by $2.1 million, net income by $1.2 million and diluted earnings per share by $0.21.

     The Company expects to file its quarterly reports on Form 10-Q for the quarters ended September 30, 2000 and December 31, 2000 as soon as practicable. The Company expects to file its quarterly report on Form 10-Q for the quarter ended March 31, 2001 on a timely basis.

RESULTS OF OPERATIONS

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Report.

FISCAL YEAR ENDED JUNE 30, 2000 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1999

     Net sales for fiscal 2000 were $461.1 million, representing a decrease of $16.3 million, or 3.4%, from net sales of $477.4 million in fiscal 1999. The operations acquired by the Company since September 1, 1998 generated net sales of $26.4 million and $39.2 million in fiscal 1999 and fiscal 2000, respectively, as follows:

                                                        Date              FY 1999            FY 2000
      Operation                                       Acquired           Net Sales           Net Sales
     -------------------------------------------  -----------------   -----------------  ------------------
                                                                        (In millions)      (In millions)
      London Precision.........................       09/01/98              $21.9               $21.5
      Autun....................................       02/25/99                4.5                17.7

     Excluding net sales attributable to the operations acquired since September 1, 1998, net sales for fiscal 2000 were $421.9 million, representing a decrease of $29.1 million, or 6.5%, from net sales of $451.0 million in fiscal 1999. This 6.5% decrease in net sales was due primarily to decreases in net sales to the offshore oil and gas, steel, mining and power generation markets, partially offset by increases in net sales to the military markets. Net sales of Sheffield Forgemasters Group Limited ("Sheffield") for fiscal 2000 decreased $18.0 million from net sales in fiscal 1999. In addition to the weak market conditions, net sales have also been impacted by the bankruptcy and subsequent cessation of operations of a major customer at the Company's PrimeCast, Inc. ("PrimeCast") subsidiary. Through fiscal 2000, PrimeCast has aggressively worked at replacing the volume lost from Beloit Corporation, which filed for bankruptcy in June 1999. During February 2000, Beloit was sold at auction, in parts, and as a result, the plants to which PrimeCast supplied castings subsequently ceased operations. For fiscal 2000, PrimeCast's net sales were $24.5 million compared to net sales of $27.5 million in fiscal 1999. Included in this $3.0 million decrease was a $3.8 million decrease in net sales to Beloit Corporation.

     Gross profit for fiscal 2000 decreased by $17.8 million, or 29.9%, to $41.8 million, or 9.1% of net sales, compared to $59.6 million, or 12.5% of net sales, for fiscal 1999. The decrease in gross profit and gross profit as a percentage of net sales was primarily due to lower net sales and reduced absorption of overhead at the Company's subsidiaries which primarily serve the mining, offshore oil and gas, power generation and steel markets. The largest impact of these weak market conditions was at Sheffield, where its gross profit for fiscal 2000 decreased by $10.2 million to $10.2 million, or 8.9% of net sales, compared to $20.4 million, or 15.4% of net sales, in fiscal 1999.

     The bankruptcy of a major customer at PrimeCast and, with a lesser impact, the loss of a major customer at Claremont Foundry, Inc. ("Claremont") have also had a negative effect on gross profit. Lower sales volume, coupled with the costs of developing new customers and training employees on new work has resulted in lower gross profits at these operations. PrimeCast's gross profit for fiscal 2000 decreased by $2.4 million to a gross loss of $582,000, compared to a gross profit of $1.8 million for fiscal 1999. Claremont's gross profit in fiscal 2000 was a loss of $1.5 million on net sales of $4.0 million, compared to a loss of $1.0 million on net sales of $7.1 million in fiscal 1999. The Company closed Claremont, and transferred much of the work to other Company operations. The Company completed the closure of PrimeCast by March 31, 2001. As PrimeCast was the Company's only foundry that could produce large iron castings, only a portion of PrimeCast's work can be transferred to other operations of the Company.

     Lower net sales to the energy and utility markets at the Company's Pennsylvania steel foundries also had a negative effect on gross profit. Pennsylvania Steel's gross profit for fiscal 2000 decreased by $1.0 million to a gross loss of $3.7 million, compared to a gross loss of $2.7 million from fiscal 1999. Empire Steel's gross profit from fiscal 2000 decreased by $1.9 million to a gross loss of $1.7 million, compared to a gross profit of $197,000 for fiscal 1999. On November 30, 2000, the Company announced plans to close Pennsylvania Steel. The closure was completed by February 28, 2001. Much of Pennsylvania Steel's work was transferred to the Company's other two Pennsylvania steel foundries.

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

     During fiscal 2000, the Company's reserve for workers' compensation and employee health care increased to $3.8 million at June 30, 2000 from $3.2 million at June 30, 1999. Workers' compensation and employee health care expense was $17.4 million for fiscal 2000, compared to $14.6 million in fiscal 1999, primarily reflecting higher health care costs. The increase in the reserve for workers' compensation and employee health care primarily reflects changes in the amount and timing of actual payments.

     Selling, general and administrative expense ("SG&A") for fiscal 2000 was $44.5 million, or 9.7% of net sales, compared to $45.3 million, or 9.5% of net sales, in fiscal 1999. The decrease in SG&A was primarily attributable to the consolidation of four operating units into two at Sheffield, partially offset by expenses associated with Fonderie d'Autun ("Autun"), which was acquired on February 25, 1999.

     Amortization of certain intangibles for fiscal 2000 was $1.5 million, or 0.3% of net sales, compared to $1.4 million, or 0.3% of net sales, in fiscal 1999. The intangible assets consist of goodwill recorded in connection with certain of the Company's acquisitions. The Company has also recorded a liability, consisting of the excess of acquired net assets over cost ("negative goodwill"), in connection with the acquisitions of Canadian Steel Foundries Ltd. ("Canadian Steel") and Autun. The amortization of negative goodwill was a credit to income in fiscal 2000 of $1.9 million, or 0.4% of net sales, as compared to $870,000, or 0.2% of net sales, in fiscal 1999.

     Impairment charges for fiscal 2000 were $16.4 million. This $16.4 million reflects a $3.4 million charge relating to the Company's closure of Claremont and a $6.9 million fixed asset impairment charge at PrimeCast, a $3.4 million charge relating to the fixed asset impairment charge at Pennsylvania Steel and a $2.7 million charge relating to an impairment of goodwill at Empire Steel.

     Other income for fiscal 2000 primarily consisted of non-recurring gains of $1.1 million on the termination of interest rate swap agreements. Other income for fiscal 1999 was $2.8 million. Following the July 1993 Missouri River flood, the Company established a reserve to repair long-term damage caused by the flood to the Company's plant. During fiscal 1999, the Company revised this estimate downward resulting in a non-recurring gain of $3.5 million. Partially offsetting this 1999 gain was a charge of $750,000 related to an industrial accident at Jahn Foundry Corp. ("Jahn Foundry") (see Liquidity and Capital Resources).

     During 2000, the Board of Directors committed to a plan for the closure of Claremont due to continued operating losses. The Company recorded a charge of $3.4 million primarily to reduce the carrying value of the Claremont fixed assets to estimated fair value. The Company transferred as much work as possible to other ACC foundries by November 30, 2000 and closed the plant. The Company terminated approximately 45 employees and recognized a charge for severance benefits of approximately $113,000 in the quarter ended September 30, 2000.

     On July 1, 1997, a newly formed subsidiary of the Company, PrimeCast, acquired the foundry division of Beloit Corporation ("Beloit") for $8.2 million. Simultaneous with the purchase, PrimeCast entered a five-year supply agreement to supply castings to Beloit. As a captive supplier, historically over 40% of this operation's sales had been to Beloit. In June 1999, Beloit declared bankruptcy, in combination with the bankruptcy of its parent, Harnischfeger Industries. Beloit continued to operate in bankruptcy, and the court granted Beloit's request to re-instate the five-year casting supply agreement. In February 2000, Beloit was sold at auction, in parts. Expectations were that the new owners would continue to operate the former Beloit business which PrimeCast primarily served. This business consisted primarily of paper mill equipment and was located in Beloit, Wisconsin. However, ultimately these parts of the former Beloit were closed, resulting in the elimination of this work for PrimeCast, and the termination of the five-year supply agreement. These events have caused PrimeCast to operate at a substantial loss, due to much lower production volume and a less profitable mix of work. As a result, the carrying value of PrimeCast's long-lived assets have been determined to be impaired. The Company recorded an impairment charge of $6.9 million relating to the fixed assets at PrimeCast. Following continued losses in the first half of fiscal 2001, the Company announced on January 23, 2001 plans to close PrimeCast. The closure was completed by March 31, 2001. As PrimeCast was the Company's only foundry that could make large iron castings, only a portion of PrimeCast's work can be transferred to other ACC locations. The

Company terminated approximately 225 employees and will recognize a charge for severance benefits of approximately $175,000 in the quarter ended March 31, 2001.

     The Company acquired Quaker Alloy, Empire Steel and Pennsylvania Steel on June 1, 1994, February 1, 1995 and October 31, 1996, respectively. Each primarily serves the energy and utility markets. The operations and management of these three Pennsylvania steel foundries were subsequently combined to achieve operating and marketing synergies. The three locations were marketed as the Pennsylvania Foundry Group. Following the discovery of the accounting irregularities, which revealed substantial operating losses at each of the three operations, the Company evaluated each operation for potential impairment. As a result, the carrying value of certain of Pennsylvania Steel's and Empire Steel's long-lived assets have been determined to be impaired. The Company recorded, in the fourth quarter of fiscal 2000, a charge of $6.2 million primarily to reduce the carrying value of the fixed assets of Pennsylvania Steel to estimated fair value and to write-off the impaired value of goodwill at Empire Steel. On November 30, 2000, the Company announced plans to close Pennsylvania Steel. The closure was completed by February 28, 2001. Much of the work was transferred to the remaining two locations. The Company terminated approximately 75 employees and will recognize a charge for severance benefits of approximately $20,000 in the quarter ended March 31, 2001.

     Interest expense for fiscal 2000 increased to $9.5 million, or 2.0% of net sales, from $8.4 million, or 1.7% of net sales, in fiscal 1999. The increase in interest expense primarily reflects higher average interest rates on the Company's outstanding indebtedness.

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

     The Code provides generally that if certain conditions are met, gains on insurance proceeds from an involuntary conversion are not taxable if the proceeds are reinvested in qualified replacement property within two years after the close of the first taxable year in which any part of the conversion gain is realized. The Company believed that its treatment of certain foundry subsidiary stock acquisitions as qualified replacement property was subject to potential challenge by the Internal Revenue Service ("Service") and, accordingly, the Company recorded income tax expense on the insurance gains in 1996 pending review of its position by the Service or the expiration of the statute of limitations under the Code for the Service to assess income taxes with respect to the Company's position.

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

     Excluding this $7.8 million deferred income tax benefit, the income tax benefit for fiscal 2000 reflected an effective rate of approximately 29%, which is lower than the combined federal, state and provincial statutory rate primarily due to the impact of nondeductible goodwill and foreign dividends.

Income tax expense for fiscal 1999 reflected an effective rate of approximately 59%. The Company's combined effective tax rate reflects the different federal, state and provincial statutory rates of the various jurisdictions in which the Company operates, and the proportion of taxable income earned in each of those tax jurisdictions.

     As a result of the foregoing, net income decreased from $3.1 million in fiscal 1999 to a net loss of $11.7 million in fiscal 2000.

FISCAL YEAR ENDED JUNE 30, 1999 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1998

     Net sales for fiscal 1999 were $477.4 million, representing an increase of $104.3 million, or 28.0%, over net sales of $373.1 million in fiscal 1998. The operations acquired by the Company since October 6, 1997 generated net sales of $80.8 million and $213.8 million in fiscal 1998 and fiscal 1999, respectively, as follows:


                                                            Date             FY 1998           FY 1999
      Operation                                           Acquired          Net Sales         Net Sales
     -----------------------------------------------  ----------------  -----------------  ----------------
                                                                          (In millions)     (In millions)
      Inverness....................................       10/06/97            $41.9            $ 48.1
      Sheffield....................................       04/06/98             37.6             132.2
      Claremont....................................       05/01/98              1.3               7.1
      London Precision.............................       09/01/98               --              21.9
      Autun........................................       02/25/99               --               4.5


     Excluding net sales attributable to the operations acquired since October 6, 1997, net sales for fiscal 1999 were $263.6 million, representing a decrease of $28.7 million, or 9.8%, from net sales of $292.3 million in fiscal 1998. This 9.8% decrease in net sales was due primarily to decreases in net sales to the offshore oil and gas, steel, mining, power generation, agriculture and petrochemical markets, partially offset by an increase in net sales to the rail market.

     Gross profit for fiscal 1999 increased by $8.5 million, or 16.6%, to $59.6 million, or 12.5% of net sales, compared to $51.1 million, or 13.7% of net sales, for fiscal 1998. The increase in gross profit was primarily due to increased sales volume levels resulting from the acquisitions of Sheffield and London Precision Machine and Tool Ltd. ("London Precision"). The contribution from London Precision and improved results at Amite Foundry and Machine, Inc. ("Amite") due to increased sales volume levels, improved productivity and reduced employee turnover and training positively impacted gross profit as a percentage of net sales.

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

     During fiscal 1999, the Company's reserve for workers' compensation and employee health care decreased to $3.2 million at June 30, 1999 from $4.1 million at June 30, 1998. Workers' compensation and employee health care expense was $14.6 million for fiscal 1999, compared to $12.7 million in fiscal 1998, of which $1.2 million of the increase was associated with operations acquired by the Company since October 1997. The decrease in the reserve for workers' compensation and employee health care primarily reflects changes in the amount and timing of actual payments.

     SG&A for fiscal 1999 was $45.3 million, or 9.5% of net sales, compared to $28.8 million, or 7.7% of net sales, in fiscal 1998. The increase in SG&A was primarily attributable to expenses associated with the operations acquired by the Company in fiscal 1998 and fiscal 1999. The increase in SG&A as a percentage of net sales was primarily due to higher average SG&A as a percentage of net sales at Sheffield.

     Other income for fiscal 1999 was $2.8 million. Following the July 1993 Missouri River flood, insurance proceeds related to property damage were reserved for estimated future repairs to the plant. During the fourth quarter, the Company revised this estimate downward resulting in a non-recurring gain of $3.5 million. Partially offsetting this gain was a charge of $750,000 related to an industrial accident at the Company's subsidiary, Jahn Foundry (see Liquidity and Capital Resources).

     Amortization of certain intangibles for fiscal 1999 was $1.4 million or 0.3% of net sales, compared to $1.1 million, or 0.3% of net sales, in fiscal 1998. The intangible assets consist of goodwill recorded in connection with certain of the Company's acquisitions. The Company has also recorded a liability, consisting of the excess of acquired net assets over cost ("negative goodwill"), in connection with the acquisitions of Canadian Steel and Autun. The amortization of negative goodwill was a credit to income in fiscal 1999 of $870,000, or 0.2% of net sales, as compared to $257,000, or 0.1% of net sales, in fiscal 1998.

     Interest expense for fiscal 1999 increased to $8.4 million, or 1.7% of net sales, from $3.9 million, or 1.0% of net sales, in fiscal 1998. The increase in interest expense primarily reflects an increase in the average amount of outstanding indebtedness during fiscal 1999 primarily incurred to finance the Company's acquisitions.

     Income tax expense for fiscal 1999 and fiscal 1998 reflected the combined federal, state and provincial statutory rate of approximately 59% and 39%, respectively, which differs from the combined federal, state and provincial statutory rate primarily due to the impact of nondeductible goodwill and foreign dividends. The Company's combined effective tax rate reflects the different federal, state and provincial statutory rates of the various jurisdictions in which the Company operates, and the proportion of taxable income earned in each of those tax jurisdictions.

     As a result of the foregoing, net income decreased from $10.2 million in fiscal 1998 to $3.1 million in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed operations with internally generated funds, proceeds from the sale of senior notes and available borrowings under its bank credit facilities. Cash provided by operating activities for fiscal 2000 was $15.0 million, an increase of $9.6 million from fiscal 1999. This increase was primarily attributable to advances by the Company's insurance carrier against the claim relating to the industrial accident at Jahn Foundry. (See below)

     Working capital was $5.7 million at June 30, 2000, as compared to $78.9 million at June 30, 1999. The decrease in working capital primarily reflects the classification of $72.8 million of the Company's bank credit facility, term loan and senior notes with an insurance company as current at June 30, 2000. The Company has not been in compliance with certain financial covenants under the Credit Agreement or Note Purchase Agreement and, accordingly, such amounts have been classified as current liabilities.

     During fiscal 2000, the Company made capital expenditures of $20.5 million, as compared to $17.9 million for fiscal 1999. Included in fiscal 2000 were capital expenditures of $7.7 million to rebuild the shell molding area and boiler room damaged in the industrial accident on February 25, 1999 at Jahn Foundry (see below) and $2.7 million to expand Autun's product line capabilities in the manufacture of gray and ductile iron castings. Included in fiscal 1999 were capital expenditures of $2.1 million on upgrading the 1,500 ton forging press to 2,500 tons at Sheffield. The balance of capital expenditures in both periods were used for routine projects at each of the Company's facilities. The Company now expects to make approximately $12.0 million of capital expenditures during fiscal 2001.

     As described above, the Company has closed Pennsylvania Steel. Much of Pennsylvania Steel's work was transferred to the remaining two locations of the Pennsylvania Foundry Group.

     The Company has also closed PrimeCast as described above in more detail. As PrimeCast was the Company's only foundry that could make large iron castings, only a portion of PrimeCast's work can be transferred to other Company operations.

     On October 7, 1998, the Company and its lenders entered into the First Amendment to the Amended and Restated Credit Agreement (the "Credit Agreement"). At that time, the Credit Agreement consisted of a $40 million term loan and a $70 million revolving credit facility. This amendment permitted the Company to repurchase up to $24 million of its common stock, subject to a limitation of $10 million in any fiscal year unless certain financial ratios were met, and provided for an option to increase the revolving portion of the credit facility to $100 million if the Company issued senior subordinated notes. Proceeds from the issuance of any senior subordinated notes must be used to permanently pre-pay the $40 million term loan portion of the credit facility.

     On April 23, 1999, the Company and its lenders entered into the Second Amendment to the Credit Agreement. This amendment provided that the Company maintain a ratio of earnings before interest, taxes and amortization to fixed charges ("Fixed Charge Coverage Ratio") of at least 1.10 increasing to 1.25 on March 31, 2000 and 1.50 on March 31, 2001. The Second Amendment also provided that the Company must maintain a ratio of total senior debt to earnings before interest, taxes, amortization and depreciation ("Cash Flow Leverage Ratio") of not more than 3.2 prior to the issuance by the Company of any subordinated debt, and not more than 3.0 after the issuance of any subordinated debt. In addition, the Second Amendment provided that the Company may not make acquisitions prior to May 1, 2000 and, from and after May 1, 2000, the Company may not make acquisitions unless the Fixed Charge Coverage Ratio is at least 1.50, among other existing restrictions. The
Second Amendment also provided that loans under the revolving portion of this credit facility would bear interest at fluctuating rates of either: (i) the agent bank's corporate base rate or (ii) LIBOR plus 1.85% subject, in the case of the LIBOR rate option, to a reduction of up to 0.50% (50 basis points) if certain financial ratios are met. Loans under the revolving portion of this credit facility may be used for general corporate purposes, permitted acquisitions and approved investments. Absent the Second Amendment, the Company would not have been in compliance with the Fixed Charge Coverage Ratio.

     On August 20, 1999, the Company and its lenders entered into the Third Amendment to the Credit Agreement. This amendment provided that the Company's subsidiary, Autun, is not subject to the provisions governing subsidiary indebtedness. It further provides that the Company and its subsidiaries may not make any investment in Autun and the Company must exclude Autun's results in the calculation of various financial covenants.

     On October 20, 1999, the Company and the insurance company holding the Company's $20 million aggregate principal amount of unsecured, senior notes (the "Notes") entered into the Fourth Amendment to the Note Purchase Agreement. This amendment provided that the Company's subsidiary, Autun, is not subject to the provisions governing subsidiary indebtedness. It further provides that the Company and its subsidiaries may not make any investment in Autun and the Company must exclude Autun's results in the calculation of various financial covenants.

     On November 5, 1999, the Company and its lenders entered into the Fourth Amendment and Waiver to the Credit Agreement. The Fourth Amendment provided, among other things, that (1) the Company maintain a Fixed Charge Coverage Ratio of at least 1.10 on December 31, 1999, increasing to 1.25 on March 31, 2000 and
1.50 on March 31, 2001, (2) the fixed charges used in calculating the Fixed Charge Coverage Ratio include 15% of the aggregate principal amount outstanding under the revolving credit facility after October 1, 1999 and (3) the Company would grant the lenders under the Credit Agreement liens on the Company's assets by February 14, 2000. The Fourth Amendment also provided that the Company must maintain a ratio of consolidated total debt to total capitalization of not more than 55%. Absent the Fourth Amendment and Waiver, the Company would not have been in compliance with the Fixed Charge Coverage Ratio.


     On December 21, 1999, the Company and its lenders entered into the Fifth Amendment to the Credit Agreement. The Fifth Amendment provided that the Company may incur up to $35 million of indebtedness from General Electric Capital Corporation or its assignees (the "GE Financing"). In addition, the Fifth Amendment provided that (1) the revolving portion of this credit facility be increased from $70 million to $80 million through April 30, 2000, (2) the fixed charges used in calculating the Fixed Charge Coverage Ratio would not include 15% of the aggregate principal amount outstanding under the revolving credit facility through June 30, 2000 and (3) the Company would grant the lenders under the Credit Agreement liens in certain of the Company's assets. Absent the Fifth Amendment, the Company would not have been in compliance with the Fixed Charge Coverage Ratio.


     On December 21, 1999, the Company and the insurance company holding the Notes entered into the Fifth Amendment to the Note Purchase Agreement. This amendment allowed the Company to incur indebtedness through the GE Financing. This amendment further provided that (1) the Company must maintain a ratio of consolidated total debt to total capitalization of not more than 55%, (2) the Company maintain a Fixed Charge Coverage Ratio of at least 1.10 on December 31, 1999, increasing to
1.25 on March 31, 2000 and 1.50 on March 31, 2001 and (3) the fixed charges used in calculating the Fixed Charge Coverage Ratio would not include 15% of the aggregate principal amount outstanding under the revolving portion of this credit facility through June 30, 2000.

     On December 29, 1999, the Company entered into a Master Security Agreement with General Electric Capital Corporation ("GECC") and its assigns providing for a term loan of $35 million. The GE Financing is secured by certain of the Company's fixed assets, real estate, equipment, furniture and fixtures located in Atchison, Kansas and St. Joseph, Missouri, matures in December 2004, and bears interest at a fixed rate of 9.05%. On December 29, 1999 the proceeds of the GE Financing, together with borrowings under the Company's revolving credit facility, were used to retire the $35.7 million of outstanding indebtedness under the Company's term loan under the Credit Agreement.


     On February 15, 2000, the Company, its lenders and the holder of the Notes entered into the Sixth Amendments to the Credit Agreement and the Note Purchase Agreement. Together with the GE Financing, the Sixth Amendments provided for the perfection of a security interest in favor of GECC, the lenders under the Credit Agreement and the holder of the Notes in substantially all of the Company's assets in North America other than real estate.


     On May 1, 2000, the Company and its lenders entered into the Seventh Amendment and Waiver to the Credit Agreement. The Seventh Amendment provided, among other things, for a waiver of compliance by the Company with the Cash Flow Leverage Ratio covenant through July 1, 2000. The Cash Flow Leverage Ratio covenant required the Company to maintain a ratio of total debt to earnings before interest, taxes, depreciation and amortization of no greater than 3.2. The Seventh Amendment also provided that loans under this revolving credit facility would bear interest at fluctuating rates of either: (1) the agent bank's corporate base rate plus 0.75% or (2) LIBOR plus 2.25%, increasing to LIBOR plus 2.50% on June 1, 2000. Absent the Seventh Amendment and Waiver, the Company would not have been in compliance with the Cash Flow Leverage Ratio.

     On June 30, 2000, the Company and its lenders entered into the Eighth Amendment and Waiver to the Credit Agreement. The Eighth Amendment provided, among other things, for a waiver of compliance by the Company with the Cash Flow Leverage Ratio and Fixed Charge Coverage Ratio covenants through July 31, 2000, and that this revolving credit facility would be decreased from $80.0 million to $77.3 million through July 31, 2000. The Eighth Amendment provided that loans under this revolving credit facility would bear interest at the agent bank's corporate base rate plus 1.25%. Absent the Eighth Amendment and Waiver, the Company would not have been in compliance with the Cash Flow Leverage and Fixed Charged Coverage Ratio Covenants.

     Effective June 30, 2000, the insurance company holding the Notes granted a limited waiver of compliance with the Fixed Charge Coverage Ratio covenant through September 30, 2000. Absent the waiver, the Company would not have been in compliance with the Fixed Charge Coverage Ratio covenant.

     On July 31, 2000, the Company and its lenders entered into the Ninth Amendment and Waiver to the Credit Agreement. The Ninth Amendment provided, among other things, for a waiver of compliance by the Company with the Cash Flow Leverage Ratio and Fixed Charge Leverage Ratio covenants through September 30, 2000, and that this revolving facility would be maintained at $77.3 million through September 30, 2000. The Ninth Amendment also provided that loans under this revolving credit facility would bear interest at fluctuating rates of either (1) the agent bank's corporate base rate plus 1.75% or (2) LIBOR plus 3.00%. Absent the Ninth Amendment and Waiver, the Company would not have been in compliance with the Cash Flow Leverage Ratio and Fixed Charge Coverage Ratio covenants.

     On September 29, 2000, the Company and its lenders entered into a Forbearance Agreement to the Credit Agreement. This Forbearance Agreement provided that, among other things, the Company's lenders would forbear from enforcing their rights with respect to certain existing defaults through December 15, 2000. However, a condition to the effectiveness of this Forbearance Agreement was never met. The Company borrowed the maximum amount available under its revolving credit facility in order to meet its cash needs on an ongoing basis while it has been in technical default under its Credit Agreement.

     On April 13, 2001, the Company and its lenders entered into the Tenth Amendment and Forbearance Agreement to the Credit Agreement. The Tenth Amendment provides that, among other things, these lenders will forbear from enforcing their rights with respect to certain existing defaults through July 30, 2001. This amendment also provides that loans under this revolving credit facility will bear interest at fluctuating rates of (1) the agent bank's corporate base rate plus 1.75% (for loans up to $70 million less outstanding letters of credit) and the agent bank's corporate base rate plus 1.25% (for loans in excess of such amount); or (2) LIBOR plus 4.25%. The domestic rate spreads of 1.75% and 1.25% and the LIBOR spread of 4.25% described in the preceding sentence will be reduced after the Company has satisfied the agent bank (which acts as collateral agent for the lenders under the Credit Agreement as well as for the holder of the Notes) that it has delivered the documents and satisfied related requirements set forth in the Tenth Amendment required to grant the lenders valid first mortgages on the Company's Canadian real estate. This amendment also requires the Company to maintain minimum cumulative earnings before interest, taxes, depreciation and amortization (without giving effect to Fonderie d'Autun and subject to certain other adjustments) ("EBITDA").

     On April 13, 2001, the Company and the insurance company holding the Notes entered into the Seventh Amendment and Forbearance Agreement to the Note Purchase Agreement. The Seventh Amendment provides, among other things, that the Noteholder will forbear from enforcing its rights with respect to certain existing defaults through July 30, 2001. This amendment also provides that the Notes will bear interest at the rate of 10.44% per year. The interest rate will be reduced by .25% after the Company has satisfied the Noteholder that it has delivered the documents and satisfied related requirements set forth in the Seventh Amendment required to grant the collateral agent valid first mortgages on the Company's Canadian real estate. The Seventh Amendment contains the same minimum EBITDA requirements as the Tenth Amendment to the Credit Agreement.

     On April 19, 2001, the Company and the lenders under the GE Financing entered into an agreement, which provides, among other things, that these lenders will forbear from enforcing their rights with respect to certain existing defaults through the earlier of September 30, 2001 or any date on which the Tenth Amendment to the Credit Agreement is breached.

     Cash requirements for fiscal 2001 have been negatively affected by (1) significantly higher fuel costs (approximately $5.5 million higher than the first nine months of fiscal 2000), (2) the fees and expenses related to the investigation of the accounting irregularities discovered at the Pennsylvania Foundry Group and the related litigation (approximately $870,000 through March 31, 2001), and (3) nonrecurring fees and appraisal and audit expenses (approximately $600,000 through March 31, 2001) paid by the Company in pursuing various options to refinance its bank credit facility.

     The Company has been in default under the Credit Agreement, Note Purchase Agreement and the GE Financing. To date the lenders have foregone their right to accelerate their debt and foreclose on their collateral. Although the lenders have agreed not to accelerate their debt to date, there can be no assurance that they will not do so in the future if future defaults occur. During much of fiscal 2001, the Company has borrowed the full amount of the revolving credit facility under the Credit Agreement and manages its cash position accordingly. To date, the Company has been able to meet its cash needs by traditional cash management procedures in addition to: (1) the collection of tax refunds resulting from the restatement of its financial statements related to the accounting irregularities at the Pennsylvania Foundry Group, (2) accelerated payments of receivables from certain longstanding customers from time to time, and (3) the reduction of expenses after closing locations operating with a negative cash flow. The Company is also seeking the recovery under various insurance policies for losses due to the accounting irregularities at the Pennsylvania Foundry Group and the industrial accident at Jahn Foundry. In addition, the Company intends to pursue other responsible parties. There can be no assurance that such actions will be successful in recovering funds or that they will allow the Company to operate without additional borrowing capacity.

     Compliance with certain financial covenants under the Credit Agreement, Note Purchase Agreement and the GE Financing is determined on a "trailing-twelve-month" basis. The results for fiscal 2000 were and fiscal 2001 have been below results needed to achieve compliance with these covenants under the Credit Agreement, Note Purchase Agreement and the GE Financing. Accordingly, the Company is currently negotiating with new and existing financial institutions to establish a new credit facility with covenants that the Company believes it will be able to satisfy and additional borrowing capacity. During the past several years, the Company has been able to negotiate operating flexibility with its lenders, although future success in achieving any such renegotiations or refinancings, or the specific terms thereof, including interest rates, capital expenditure limits or borrowing capacity, cannot be assured. The Company believes that its operating cash flow and amounts available for borrowing under its existing credit facility will be adequate to fund its capital expenditure and working capital requirements through July 2001. However, the level of capital expenditure and working capital requirements may be greater than currently anticipated as a result of unforeseen expenditures such as compliance with environmental laws, the accident at Jahn Foundry, the investigation and related litigation in connection with the accounting irregularities at the Pennsylvania Foundry Group and substantially higher fuel costs that arose during this past winter, which may continue. If the Company fails to achieve compliance with the terms of its Credit Agreement or, in the absence of such compliance, if the Company fails to amend such financial covenants on terms favorable to the Company, the Company will continue to be in default under such covenants. Accordingly, the lenders could accelerate the debt under the Credit Agreement which, in turn, would permit acceleration of the Notes under the Note Purchase Agreement and the indebtedness under the GE Financing.

     Total indebtedness of the Company at June 30, 2000 was $117.6 million, as compared to $113.4 million at June 30, 1999. This increase of $4.2 million primarily reflects indebtedness incurred of $2.7 million to purchase common stock in certain of the Company's subsidiaries. At June 30, 2000, $11.4 million was available for borrowing under the Company's revolving credit facility. Since September 29, 2000, the Company has borrowed the maximum amount available for borrowing under its revolving credit facility. Available cash balances at March 31, 2001 were approximately $1.2 million.

     An accident, involving an explosion and fire, occurred on February 25, 1999, at Jahn Foundry, located in Springfield, Massachusetts. Nine employees were seriously injured and there were three fatalities. The damage was confined to the shell molding area and boiler room. The other areas of the foundry remained operational. Molds were being produced at other foundries, as well as Jahn Foundry, while the repairs were made. The new shell molding department became fully operational in November 2000.

     The Company carries insurance for property and casualty damages (over $475 million of coverage), business interruption (approximately $115 million of coverage), general liability ($51 million of coverage) and workers' compensation (up to full statutory liability) for itself and its subsidiaries. The Company recorded charges of $750,000 ($450,000 after tax) during the third quarter of fiscal 1999, primarily reflecting the deductibles under the Company's various insurance policies. At this time there can be no assurance that the Company's ultimate costs and expenses resulting from the accident will not exceed available insurance coverage by an amount which could be material to its financial condition or results of operations and cash flows.

     In November 2000, the Company and its insurance carrier settled the Jahn Foundry property portion of the Company's claim. The settlement provided, among other things, for (i) additional payments from the carrier in the amount of $2.6 million, (ii) that of the payments received to date, totaling $26.8 million, the insurance carrier will allocate no more than $9.5 million for property damage,
(iii) that the remaining proceeds of $17.3 million, will be allocated to business interruption losses and will not be subject to recovery by the insurance carrier and (iv) that the Company shall not be entitled to any additional payments unless it is determined by reference, appraisal, arbitration, litigation or otherwise that the Company's business interruption losses exceed $17.3 million. The Company disagrees with the insurance carrier regarding the duration and amount of the business interruption losses. The Company plans to seek additional insurance payments through arbitration. There can be no assurance that the Company will ultimately receive any additional insurance payments or that the excess of the Company's costs and expenses resulting from the accident over the insurance payments received will not be material to its financial condition or results of operations and cash flows.

     As a result of the above settlement, the Company recorded a non-recurring gain of $10.9 million in the second quarter of fiscal 2001, which consisted of a $3.7 million business interruption insurance gain and a $7.2 million property insurance gain. The property insurance gain primarily represents the difference between the net proceeds received for the property damage and the property's net book value immediately before the accident. These net proceeds were used to rebuild the damaged property and were accounted for as capital expenditures.

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

     A civil action has been commenced in Massachusetts Superior State Court on behalf of the estates of deceased workers, their families, injured workers and their families, against the supplier of a chemical compound used in Jahn Foundry's manufacturing process. The supplier of the chemical compound, Borden Chemical, Inc., filed a Third Party Complaint against Jahn Foundry in Massachusetts Superior State Court on February 2, 2000 seeking indemnity for any liability it has to the plaintiffs in the civil action. The Company's comprehensive general liability insurance carrier has retained counsel on behalf of Jahn Foundry and the Company and is aggressively defending Jahn Foundry in the Third Party Complaint. It is too early to assess the potential liability to Jahn Foundry for the Third Party Complaint, which in any event Jahn Foundry would aggressively defend. In addition, Jahn Foundry has brought a Third Party Counterclaim against Borden seeking compensation for losses sustained in the explosion, including amounts covered by insurance.

     On February 26, 2001, Borden filed a Third Party Complaint against the Company seeking a contribution, under Massachusetts law, from the Company in the event that the plaintiffs prevail against Borden. The Third Party Complaint alleges that the Company undertook a duty to oversee industrial hygiene, safety and maintenance at Jahn Foundry and that the Company designed, installed and maintained equipment and machinery at Jahn Foundry, and that the Company's carelessness, negligence or gross negligence caused the explosion and resulting injuries. It is too early to assess the potential liability for such a claim, which in any event the Company would aggressively defend.

     On March 30, 2001, the plaintiffs amended their complaint by adding the Company as a defendant. The plaintiffs allege that the Company undertook a duty to oversee industrial hygiene, safety and maintenance at Jahn Foundry and that the Company's carelessness, negligence or gross negligence caused the explosion and resulting injuries. The plaintiffs seek an unspecified amount of damages and punitive damages. It is too early to assess the potential liability to the Company for such claims, which in any event the Company would aggressively defend. The Company has filed a cross-claim for contribution against Borden.

     Following the Company announcements related to accounting irregularities at the Pennsylvania Foundry Group, the Company, its Chief Executive Officer and its Chief Financial Officer were named as defendants in five complaints filed between January 8, 2001 and February 15, 2001 in the U.S. District Court for the District of Kansas. The complaints allege, among other things, that certain of the Company's previously issued financial statements were materially false and misleading in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the "Securities Actions"). The Securities Actions purport to have been brought on behalf of a class consisting of purchasers of the Company's common stock between January 8, 1998 and November 3, 2000. The Securities Actions seek damages in unspecified amounts. The Company believes the claims alleged in the Securities Actions have no merit and intends to defend them vigorously. There can be no assurance that an adverse outcome with respect to the Securities Actions will not have a material adverse impact on the Company's financial condition, results of operations or cash flows.

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

INFLATION

     Management does not believe that the Company's operations have been materially adversely affected by inflation or changing prices.

FORWARD-LOOKING STATEMENTS

     Statements above in the subsections entitled "General," "Legal Proceedings," "Liquidity and Capital Resources" and "Market Risk," and in the Letter to Stockholders, such as "expects," "intends," "contemplating" and statements regarding quarterly fluctuations, statements regarding the adequacy of funding for capital expenditure and working capital requirements for the next twelve months and similar expressions that are not historical are forward-looking statements that involve risks and uncertainties. Such statements include the Company's expectations as to future performance. Among the factors that could cause actual results to differ materially from such forward-looking statements are the following: the size and timing of future acquisitions, business conditions and the state of the general economy, particularly the capital goods industry, the strength of the U.S. dollar, British pound sterling and the Euro, interest rates, the Company's ability to renegotiate or refinance its lending arrangements, utility rates, the availability of labor, the successful conclusion of union contract negotiations, the results of any litigation arising out of the accident at Jahn Foundry, results of any litigation or regulatory proceedings arising from the accounting irregularities at the Pennsylvania Foundry Group, the competitive environment in the casting industry and changes in laws and regulations that govern the Company's business, particularly environmental regulations.

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

     The selected unaudited supplemental quarterly results for fiscal 1999 and fiscal 2000 are included in Note 15 to the consolidated financial statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK

     The information required by this item is incorporated herein by reference to the section entitled "Market Risk" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations in this amended Annual Report on Form 10-K/A.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company are filed under this Item, beginning on page F-1 of this Report. The financial statement schedule required to be filed under Regulation S-X. is filed on page 51 of this report.

     Selected quarterly financial data required under this item is included in
Note 15 to the consolidated financial statements.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

                                                                                        PAGE
                                                                                        NUMBER
                                                                                        --------

  (a)     DOCUMENTS LIST
          --------------
          (1)     The following financial statements are included in Part II
                  Item 8:

                  Independent Auditors' Report                                             F-1

                  Consolidated Balance Sheets at June 30, 1999 and 2000,                   F-2
                  as restated

                  Consolidated Statements of Operations For the Years                      F-4
                  Ended June 30, 1998, 1999 and 2000, as restated

                  Consolidated Statements of Comprehensive Income                          F-5
                  For the Years Ended June 30, 1998, 1999 and 2000, as
                  restated

                  Consolidated Statements of Stockholders' Equity                          F-6
                  For the Years Ended June 30, 1998, 1999 and 2000, as
                  restated

                  Consolidated Statements of Cash Flows For the Years                      F-7
                  Ended June 30, 1998, 1999 and 2000, as restated

                  Notes to Consolidated Financial Statements For the Years                 F-8
                  Ended June 30, 1998, 1999 and 2000, as restated

          (2)     Financial Statement Schedules

                  Valuation and Qualifying Accounts Schedules                              51


          (3)     List of Exhibits:

                  Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index which is incorporated herein by reference.

  (b)     REPORTS ON FORM 8-K
          -------------------


          The Company filed a Form 8-K dated May 19, 2000.

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

   Financial Statement Schedules - Valuation and Qualifying Accounts Schedule
                                  (in thousands)


ACCOUNTS RECEIVABLE ALLOWANCE

                             BEGINNING             ADDITIONS TO         DEDUCTION FROM              ENDING
                              BALANCE                (EXPENSE)            (WRITEOFFS)               BALANCE
                          ---------------       -----------------      ------------------      -----------------
Fiscal 2000                $         259         $           855        $           530         $          584

Fiscal 1999                          197                     282                    220                    259

Fiscal 1998                          381                     120                    304                    197


RESERVE FOR FLOOD REPAIRS

                                                                   DEDUCTIONS FROM
                        BEGINNING        ADDITIONS TO       -------------------------------         ENDING
                         BALANCE          (EXPENSE)           PAYMENTS        ADJUSTMENTS           BALANCE
                      -------------    ----------------     ------------   ----------------      ------------
Fiscal 2000            $     1,197             -             $      552     $           -         $      645

Fiscal 1999                  5,932             -                  1,235             3,500              1,197

Fiscal 1998                  6,773             -                    841                 -              5,932


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ATCHISON CASTING CORPORATION
                                       (Registrant)

                                       By:     /s/ Hugh H. Aiken
                                           ------------------------
                                               Hugh H. Aiken
                                               Principal Executive Officer

Dated:  April 24, 2001

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

     EXHIBIT
     -------

     4.1(h) Sixth Amendment to the Amended and Restated Credit Agreement dated as of February 15, 1999, among the Company, the Banks party thereto, and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
                  2000)

     4.1(i) Seventh Amendment to the Amended and Restated Credit Agreement dated as of May 1, 2000, among the Company, the Banks party thereto, and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
                  2000)

     4.1(j) Eighth Amendment to the Amended and Restated Credit Agreement dated as of June 30, 2000, among the Company, the Banks party thereto, and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4.1(j) of the Company's Annual Report on Form 10-K for the year ended June 30, 2000)

     4.1(k) Ninth Amendment to the Amended and Restated Credit Agreement dated as of July 31, 2000, among the Company, the Banks party thereto, and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4.1(k) of the Company's Annual Report on Form 10-K for the year ended June 30, 2000)

     4.1(l) Tenth Amendment and Forbearance Agreement dated as of April 13, 2001, among the Company, the Banks party thereto and Harris Trust and Savings Bank, as Agent

     4.2 Specimen stock certificate (incorporated by reference to Exhibit 4.3 of Amendment No. 2 to Form S-2 Registration Statement No. 333-25157 filed May 19, 1997)

     4.3(a) Rights Agreement, dated as of March 28, 2000 between Atchison Casting Corporation and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 of the Company's Form 8-A Registration Statement filed March 28, 2000)

     4.3(b) Amendment No. 1 to Rights Agreement dated as of November 17, 2000 between the Company and American Stock Transfer & Trust Company, as Rights Agent

     10.1(a)* Employment Agreement between the Company and Hugh H. Aiken dated as of June 14,1991 (incorporated by reference to Exhibit
                  10.1 of Form S-1 Registration Statement No. 33-67774
                  filed August 23, 1993)

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

     23.1         Consent of Deloitte & Touche LLP and Report on Schedules

     27.1         Financial Data Schedule - Fiscal year ended FY 2000

     * Represents a management contract or a compensatory plan or arrangement.

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(AS RESTATED)
-------------------------------------------------------------------------------

                                                                                                                  PAGE
INDEPENDENT AUDITORS' REPORT                                                                                      F-1

CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD
  ENDED JUNE 30, 2000:

Consolidated Balance Sheets (As Restated) - June 30, 1999 and 2000                                                F-2 - F-3

Consolidated Statements of Operations (As Restated) - Years Ended June 30, 1998, 1999 and 2000                    F-4

Consolidated Statements of Comprehensive Income (Loss) (As Restated) - Years Ended
June 30, 1998, 1999 and 2000                                                                                      F-5

Consolidated Statements of Stockholders' Equity (As Restated) - Years Ended
June 30, 1998, 1999 and 2000                                                                                      F-6

Consolidated Statements of Cash Flows (As Restated) - Years Ended June 30, 1998, 1999 and 2000                    F-7

Notes to Consolidated Financial Statements (As Restated)                                                          F-8 - F-45

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders of
  Atchison Casting Corporation and Subsidiaries
Atchison, Kansas

We have audited the accompanying consolidated balance sheets of Atchison Casting Corporation and subsidiaries (the "Company") as of June 30, 2000 and 1999 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 25 to the consolidated financial statements, the accompanying consolidated financial statements have been restated.

As discussed in Note 10 to the consolidated financial statements, the Company has classified approximately $72.8 million of debt as current due to debt covenant violations as of June 30, 2000.



/s/ Deloitte & Touche LLP

April 19, 2001
Kansas City, Missouri

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 AND 2000
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
-------------------------------------------------------------------------------

ASSETS                                                                                             1999            2000
                                                                                                (As Restated, see Note 25)
CURRENT ASSETS:
  Cash and cash equivalents                                                                      $  3,906        $  3,815
  Customer accounts receivable, net of allowance for doubtful
    accounts of $259 and $584 at June 30, 1999 and 2000, respectively                              80,678          87,401
  Inventories                                                                                      65,409          56,123
  Deferred income taxes                                                                             2,401          10,092
  Other current assets                                                                             14,045           9,517
                                                                                                 --------        --------

           Total current assets                                                                   166,439         166,948

PROPERTY, PLANT AND EQUIPMENT, Net                                                                147,274         135,299

INTANGIBLE ASSETS, Net                                                                             32,846          28,525

DEFERRED FINANCING COSTS, Net                                                                         660             923

OTHER ASSETS                                                                                       13,895          10,728
                                                                                                 --------        --------

TOTAL                                                                                            $361,114        $342,423
                                                                                                 ========        ========

                                                                                                              (Continued)

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 AND 2000
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                         1999            2000
                                                                          (As Restated, see Note 25)
CURRENT LIABILITIES:
  Accounts payable                                                         $  41,386     $  42,867
  Accrued expenses                                                            37,288        37,432
  Current maturities of long-term obligations                                  8,833        80,919
                                                                           ---------     ---------

          Total current liabilities                                           87,507       161,218

LONG-TERM OBLIGATIONS                                                        104,607        36,691

DEFERRED INCOME TAXES                                                         17,074        11,912

OTHER LONG-TERM OBLIGATIONS                                                    3,969         2,683

EXCESS OF FAIR VALUE OF ACQUIRED NET ASSETS OVER
  COST, Net of accumulated amortization of $1,776 and $2,298
  at June 30, 1999 and 2000, respectively                                      6,889         4,843

POSTRETIREMENT OBLIGATION OTHER
  THAN PENSION                                                                 8,278         9,199

MINORITY INTEREST IN SUBSIDIARIES                                              4,205         1,544
                                                                           ---------     ---------

           Total liabilities                                                 232,529       228,090
                                                                           ---------     ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, participating, cumulative, 2,000,000 authorized shares; no shares issued and outstanding
  Common stock, $.01 par value, 19,300,000 authorized shares;
    8,259,603 and 8,295,974 shares issued at June 30, 1999
    and 2000, respectively                                                        83            83
  Class A common stock (non-voting), $.01 par value, 700,000 authorized shares; no shares issued and outstanding
  Additional paid-in capital                                                  81,216        81,460
  Retained earnings                                                           54,527        42,848
  Accumulated other comprehensive income (loss)                               (1,193)       (4,010)
  Less common stock held in treasury, 622,702 shares at June 30, 1999
     and 2000, at cost                                                        (6,048)       (6,048)
                                                                           ---------     ---------

          Total stockholders' equity                                         128,585       114,333
                                                                           ---------     ---------

TOTAL                                                                      $ 361,114     $ 342,423
                                                                           =========     =========

See notes to consolidated financial statements.                     (Concluded)

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1998, 1999 AND 2000
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
-------------------------------------------------------------------------------


                                                                        1998              1999              2000
                                                                               (As Restated, see Note 25)
NET SALES                                                                 $ 373,107         $ 477,405        $ 461,137

COST OF GOODS SOLD                                                          322,002           417,816          419,299
                                                                  ----------------- ----------------- ----------------
GROSS PROFIT                                                                 51,105            59,589           41,838

OPERATING EXPENSES:
  Selling, general and administrative                                        28,846            45,290           44,526
  Impairment charges                                                                                            16,414
  Amortization of intangibles                                                   850               544             (408)
  Other income, net                                                                            (2,750)            (606)
                                                                  ----------------- ----------------- ----------------
     Total operating expenses, net                                           29,696            43,084           59,926
                                                                  ----------------- ----------------- ----------------
OPERATING INCOME (LOSS)                                                      21,409            16,505          (18,088)

INTEREST EXPENSE                                                              3,896             8,352            9,452

MINORITY INTEREST IN NET INCOME OF
  SUBSIDIARIES                                                                  448               237               66
                                                                  ----------------- ----------------- ----------------
INCOME (LOSS) BEFORE INCOME TAXES                                            17,065             7,916          (27,606)

INCOME TAX EXPENSE (BENEFIT)                                                  6,823             4,844          (15,927)
                                                                  ----------------- ----------------- ----------------
NET INCOME (LOSS)                                                         $  10,242          $  3,072        $ (11,679)
                                                                  ================= ================= ================
NET EARNINGS (LOSS) PER COMMON AND
  EQUIVALENT SHARES:
    BASIC                                                                  $   1.25          $   0.39         $  (1.53)
                                                                  ================= ================= ================
    DILUTED                                                                $   1.25          $   0.39         $  (1.53)
                                                                  ================= ================= ================
WEIGHTED AVERAGE NUMBER OF COMMON
  AND EQUIVALENT SHARES OUTSTANDING:
    BASIC                                                                 8,167,285         7,790,781        7,648,616
                                                                  ================= ================= ================
    DILUTED                                                               8,218,686         7,790,781        7,648,616
                                                                  ================= ================= ================



See notes to consolidated financial statements.

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED JUNE 30, 1998, 1999 AND 2000
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------


                                                                                     1998            1999             2000
                                                                                         (As Restated, see Note 25)
NET INCOME (LOSS)                                                                    $ 10,242        $ 3,072         $ (11,679)

OTHER COMPREHENSIVE INCOME (LOSS) -
  Foreign currency translation adjustments                                               (498)          (563)           (2,817)
                                                                                     --------        -------         ---------
COMPREHENSIVE INCOME (LOSS)                                                          $  9,744        $ 2,509         $ (14,496)
                                                                                     ========        =======         =========


See notes to consolidated financial statements.

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1998, 1999 AND 2000
(AS RESTATED, SEE NOTE 25)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
-------------------------------------------------------------------------------


                                                                                              ACCUMULATED     COMMON
                                                               ADDITIONAL                        OTHER         STOCK
                                                  COMMON        PAID-IN         RETAINED     COMPREHENSIVE    HELD IN
                                                   STOCK        CAPITAL         EARNINGS     INCOME (LOSS)   TREASURY       TOTAL
                                                  ------      -----------     ----------     -------------   --------     ---------
Balance, July 1, 1997                             $ 81        $ 80,342        $ 41,213        $  (132)                    $ 121,504
  Issuance of 15,793 shares                                        227                                                          227
  Exercise of stock options (28,060 shares)          1             388                                                          389
  Foreign currency translation
    adjustment of investment in subsidiaries                                                     (498)                         (498)
  Net income                                                                    10,242                                       10,242
                                                  ------      -----------     ----------     -------------                ---------
Balance, June 30, 1998                              82          80,957          51,455           (630)                      131,864
  Issuance of 33,033 shares                          1             259                                                          260
  Purchase of 586,700 shares under Stock
    Repurchase Plan                                                                                          $ (6,048)       (6,048)
  Foreign currency translation
    adjustment of investment in subsidiaries                                                     (563)                         (563)
  Net income                                                                    3,072                                         3,072
                                                  ------      -----------     ----------     -------------   --------     ---------
Balance, June 30, 1999                              83          81,216          54,527         (1,193)         (6,048)      128,585
  Issuance of 36,371 shares                                        244                                                          244
  Foreign currency translation
    adjustment of investment in subsidiaries                                                   (2,817)                       (2,817)
  Net loss                                                                     (11,679)                                     (11,679)
                                                  ------      -----------     ----------     -------------   --------     ---------
Balance, June 30, 2000                            $ 83        $ 81,460        $ 42,848        $ (4,010)      $ (6,048)    $ 114,333
                                                  ======      ===========     ==========     =============   ========     =========


See notes to consolidated financial statements.

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1998, 1999 AND 2000
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                            1998        1999        2000
                                                                             (As Restated, see Note 25)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                         $ 10,242   $  3,072     $(11,679)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                             11,695     13,416       14,198
    Minority interest in net income of subsidiaries                              448        237           66
    Provision for loss on closure of Claremont foundry                                                 3,373
    Impairment charge related to PrimeCast facility                                                    6,883
    Impairment charge related to Pennsylvania Steel                                                    3,450
    Impairment charge related to Empire Steel                                                          2,708
    Loss (gain) on disposal of capital assets                                    176       (190)        (486)
    Gain on termination of interest rate swap agreements                                              (1,083)
    Deferred income tax expense (benefit)                                      1,802      2,761      (12,852)
    Changes in assets and liabilities (exclusive of effects of acquisitions):
      Customer accounts receivable                                            14,118      6,573       (5,848)
      Inventories                                                                543      1,434        8,292
      Other current assets                                                        28     (6,230)       6,902
      Accounts payable                                                        (5,927)     2,008        2,119
      Accrued expenses                                                       (18,822)   (16,904)      (1,887)
      Postretirement obligation other than pension                               467        682          921
      Other                                                                      306     (1,436)         (81)
                                                                            --------    -------      -------
           Cash provided by operating activities                              15,076      5,423       14,996
                                                                            --------    -------      -------

CASH FLOWS FROM  INVESTING ACTIVITIES:
  Capital expenditures                                                       (17,868)   (17,899)     (20,531)
  Proceeds from sale of capital assets                                         1,219      1,829        3,408
  Payment for purchase of net assets of subsidiaries,
    net of cash acquired                                                     (74,299)    (7,494)
  Payments for purchase of minority interest in subsidiaries                     (64)      (728)      (2,737)
  Repayments of subordinated note receivable                                     800
  Payment for investments in unconsolidated subsidiaries                                   (150)
                                                                            --------    -------      -------
           Cash used in investing activities                                 (90,212)   (24,442)     (19,860)
                                                                            --------    -------      -------
CASH FLOWS FROM  FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of costs                           616        260          244
  Payments for repurchase of common stock                                                (6,048)
  Proceeds from issuance of long-term obligations                                                     35,000
  Payments on long-term obligations                                             (979)    (6,528)     (42,010)
  Capitalized financing costs paid                                              (409)      (108)        (620)
  Termination of interest rate swap agreements                                                         1,083
  Net borrowings under revolving loan note                                    65,519     26,675       11,285
                                                                            --------    -------      -------

           Cash provided by financing activities                              64,747     14,251        4,982
                                                                            --------    -------      -------

EFFECT OF EXCHANGE RATE ON CASH                                                 (253)      (503)        (209)
                                                                            --------    -------      -------

NET DECREASE  IN CASH AND CASH EQUIVALENTS                                   (10,642)    (5,271)         (91)

CASH AND CASH EQUIVALENTS, Beginning of period                                19,819      9,177        3,906
                                                                            --------    -------      -------

CASH AND CASH EQUIVALENTS, End of period                                    $  9,177   $  3,906     $  3,815
                                                                            ========    =======      =======

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

      BASIS OF PRESENTATION - The consolidated financial statements present the financial position of the Company and its subsidiaries, Amite Foundry and Machine, Inc. ("AFM"), Prospect Foundry, Inc. ("Prospect Foundry"), Quaker Alloy, Inc. ("Quaker"), Canadian Steel Foundries, Ltd. ("Canadian Steel"), Kramer International, Inc. ("Kramer"), Empire Steel Castings, Inc. ("Empire"), La Grange Foundry Inc. ("La Grange Foundry"), The G&C Foundry Company ("G&C"), Los Angeles Die Casting Inc. ("LA Die Casting"), Canada Alloy Castings, Ltd. ("Canada Alloy"), Pennsylvania Steel Foundry & Machine Company ("Pennsylvania Steel"), Jahn Foundry Corp. ("Jahn Foundry"), PrimeCast, Inc. ("PrimeCast"), Inverness Castings Group, Inc. ("Inverness"), Atchison Casting UK Limited ("ACUK"), Claremont Foundry, Inc. ("Claremont"), London Precision Machine & Tool Ltd. ("London Precision") and Fonderie d'Autun SA ("Autun"). AFM, Quaker, Canadian Steel, Kramer, Empire, La Grange Foundry, Canada Alloy, Pennsylvania Steel, Jahn Foundry, PrimeCast, Claremont and London Precision are wholly owned subsidiaries. The Company owns 96.0%, 97.2%, 90.6%, 96.7%, 95.5% and 73.8% of the outstanding capital stock of Prospect Foundry, G&C, LA Die Casting, Inverness, ACUK and Autun, respectively. Sheffield Forgemasters Group, Ltd. ("Sheffield") is a wholly-owned subsidiary of ACUK. In August 2000, ACC acquired the remaining 26% of Autun for $150. All significant intercompany accounts and balances have been eliminated.

      STATEMENT OF CASH FLOWS - Cash and cash equivalents include cash on hand, amounts due from banks and temporary investments with original maturities of 90 days or less at the date of purchase.

      REVENUE RECOGNITION - Sales and related cost of sales are recognized upon shipment of products. The Company provides for estimated product warranty costs based on historical experience at the time the product is sold and accrues for specific items at the time their existence is known and the amounts are determinable.

      CUSTOMER ACCOUNTS RECEIVABLE - Approximately 18%, 16% and 16% of the Company's revenue in 1998, 1999 and 2000, respectively, was with two major customers who operate in the automotive, locomotive and general industrial markets. As of June 30, 1999 and 2000, 13% and 8%, respectively, of accounts receivable were with these two major customers. The Company generally does not require collateral or other security on accounts receivable. Credit risk is controlled through credit approvals, limits and monitoring procedures.

      INVENTORIES - Approximately 11% of the Company's inventory is valued at the lower of cost, determined on the last-in, first-out ("LIFO") method, or market. The remaining inventory is valued at the lower of cost, determined on the first-in, first-out ("FIFO") method, or market.

      PRE-PRODUCTION COSTS - In September 1999, the Emerging Issues Task Force ("EITF") of the American Institute of Certified Public Accountants issued EITF 99-5, "ACCOUNTING FOR PRE-PRODUCTION COSTS RELATED TO LONG-TERM SUPPLY ARRANGEMENTS." The guidance in EITF 99-5 is effective for pre-production costs, which include tooling, dies, fixtures, patterns and drawings, among other items, incurred after December 31, 1999. The Company's long-term supply arrangements typically provide for specific reimbursement of such pre-production costs by the customer. As of June 30, 1999 and 2000, the Company had $9,069 and $8,038 of capitalized pre-production costs recorded within other current assets within the consolidated balance sheets. Generally, the supply arrangements entered into by ACC provide the Company the noncancelable right to use the tooling during the supply arrangement even though the customer owns the tooling. As such, the adoption of EITF 99-5 has not had a material effect upon the Company's consolidated financial statements.

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

      Applicable interest charges incurred during the construction of new property, plant and equipment are capitalized as one of the elements of cost and are amortized over the assets' estimated useful lives. There was no interest capitalized during fiscal years 1998 and 1999, while $82 was capitalized in fiscal year 2000.

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

      ACCRUED INSURANCE EXPENSE - The accrual for employee medical benefits and casualty insurance programs includes estimates for claims incurred but not reported.

      At June 30, 2000, the Company had letters of credit aggregating $1,877 and a certificate of deposit of $200 which support claims for workers' compensation benefits.

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

      At July 1, 2000, the Company had derivatives in the form of foreign exchange contracts ("FX contracts") to buy and sell various currencies. The Company uses FX contracts as an economic hedge of trade receivables and payables denominated in foreign currencies, as well as anticipated sales to foreign customers in the customers' local currency. On July 1, 2000, the Company adopted SFAS Nos. 133 and 138, and as required, recorded its FX contracts at their fair value of approximately $(910). This resulted in a charge to income of approximately $910 ($546 net of deferred income tax benefit). Additionally, the translation of the foreign denominated trade receivables resulted in the increase in value of the receivables and the Company recorded a currency translation gain of approximately $435 ($264 net of deferred income tax expense). The impact of the adoption of SFAS Nos. 133 and 138 will be presented in the Company's fiscal year 2001 consolidated financial statements as the cumulative effect of a change in accounting principle.

      In December 1999, Staff Accounting Bulletin ("SAB") No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS," was issued. SAB No. 101 summarizes the Securities and Exchange Commission staff's view on applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements and must be implemented no later than the fourth fiscal quarter of the Company's fiscal year ending June 30, 2001. The Company does not believe that the implementation of SAB No. 101 will have a material effect on the Company's consolidated financial statements.

      RECLASSIFICATIONS - Certain reclassifications have been made in the 1998 and 1999 financial statements to conform with current year presentation.

2.    PLANT CLOSURES AND FIXED ASSET IMPAIRMENTS

      CLAREMONT

      During fiscal year 2000, the Company recorded an impairment loss associated with the planned closure of the Claremont foundry. The resulting impairment charge of $3,373 ($2,125, net of tax) to reduce the carrying value of these fixed assets was recorded in the fourth quarter ended June 30, 2000. During the fourth quarter of fiscal year 2000, the Company's Board of Directors committed to a plan for the closure of Claremont as a result of continued operating losses. As such, the carrying values of Claremont's fixed assets were written down to the Company's estimates of fair value, which was based on discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. Prior to the impairment charge, these assets had a carrying value of $3,534. The Company transferred as much work as possible to other ACC foundries, and closed the foundry by November 30, 2000. For fiscal years 1998, 1999, and 2000, Claremont recorded net sales of $1,297, $7,068, and $3,958, respectively, and incurred net losses of $97, $1,554, and $1,819, respectively, excluding the impairment charge in the fourth quarter of fiscal year 2000.

      In addition to the long-lived asset impairment, the Company will recognize certain other exit costs associated with the closure of Claremont in fiscal year 2001 related to employee termination costs. Such costs are recognized when benefit arrangements are communicated to affected employees in sufficient detail to enable the employees to determine the amount of benefits to be received upon termination. As of June 30, 2000, the planned closure of Claremont had not been communicated to the Claremont employees. The number of employees terminated in the process was approximately 45. As such, in the first half of fiscal year 2001, the Company will recognize approximately $113 in severance benefits related to the Claremont closure.

      PENNSYLVANIA STEEL

      Following the discovery of accounting irregularities which revealed substantial operating losses at the Company's three Pennsylvania foundry operations (see Note 25), the Company considered the now known losses as a primary indicator of impairment. An impairment loss was recognized as the future undiscounted cash flows of Pennsylvania Steel were estimated to be insufficient to recover the carrying value of the fixed assets. Accordingly, in connection with the restatement of the fiscal year 2000 financial statements, the carrying values of Pennsylvania Steel's fixed assets were written down to the Company's estimates of fair value, which was based on discounted future cash flows. The resulting impairment charge of $3,450 ($2,105, net of tax) to reduce the carrying value of these fixed assets was recorded in the fourth quarter ended June 30, 2000. Actual results could vary significantly from such estimates. Prior to the impairment charge, these assets had a carrying value of $4,774. Subsequently, on February 28, 2001 the Company closed Pennsylvania Steel and intends to transfer as much work as possible to the other two Pennsylvania foundries. For fiscal years 1998, 1999 and 2000, Pennsylvania Steel recorded net sales of $15,804, $12,269 and $11,582, respectively, and incurred net losses of $687, $3,525 and $4,080, respectively, excluding the impairment charge in the fourth quarter of fiscal year 2000.

      In addition to the long-lived asset impairment, the Company will recognize certain other exit costs associated with the closure of Pennsylvania Steel in fiscal 2001 related to employee termination costs. The Company terminated approximately 75 employees and will recognize a charge for severance benefits of approximately $20 in the quarter ended March 31, 2001.

      PRIMECAST

      The Company recognized an impairment charge of $6,883 ($4,336, net of tax) to reduce the carrying value of fixed assets at its PrimeCast foundry in the fourth quarter ended June 30, 2000. The Company considered continued operating losses, caused primarily by the bankruptcy of PrimeCast's major customer in June 1999 and subsequent closure of facilities to which PrimeCast supplied a significant amount of castings, as the primary indicator of impairment. An impairment loss was recognized as the future undiscounted cash flows of PrimeCast were estimated to be insufficient to recover the carrying values of the fixed assets. As such, the carrying values of these assets were written down to the Company's estimates of fair value, which was based upon discounted future cash flows of PrimeCast. Following continued losses in fiscal 2001, the Company announced, on January 23, 2001, plans to close PrimeCast. The closure was completed by March 31, 2001. Prior to the impairment charge, these assets had a remaining carrying amount of $8,248. For fiscal years 1998, 1999, and 2000, PrimeCast recorded net sales of $33,861, $27,531, and $24,464, respectively, and incurred net income (losses) of $609, $(644), and $(2,188), respectively, excluding the impairment charge in the fourth quarter of fiscal year 2000.

      In addition to the long-lived asset impairment, the Company will recognize certain other exit costs associated with the closure of PrimeCast in fiscal year 2001 related to employee termination costs. The

      Company terminated approximately 225 employees and will recognize a charge for severance benefits of approximately $175 in the quarter ended March 31, 2001.

      Other costs directly related to the closure of Claremont, Pennsylvania Steel and PrimeCast which are not yet eligible for recognition will be expensed as incurred under EITF 94-3, "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)."

3.    IMPAIRMENT OF EMPIRE STEEL GOODWILL

      Following the discovery of accounting irregularities which revealed substantial operating losses at the Company's three Pennsylvania foundry operations (see Note 25), the Company considered the now known losses as a primary indicator of impairment. The Company recognized an impairment charge of $2,708 ($2,708, net of tax) to write-off the intangible assets (goodwill) at its Empire Steel foundry in the fourth quarter ended
      June 30, 2000 in connection with the restatement. An impairment loss was recognized as the estimated future undiscounted cash flows of Empire Steel were insufficient to recover the carrying value of the intangible assets.

4.    ACQUISITIONS

      On July 1, 1997, the Company purchased the Beloit Castings Division ("BCD") of Beloit Corporation for $8,209 in cash and $102 of related expenses. BCD was operated under the name PrimeCast, as a subsidiary of ACC. PrimeCast was a group of four foundries in Beloit, Wisconsin and South Beloit, Illinois, including two iron foundries, a steel foundry and a non-ferrous foundry, that produced castings for the paper-machinery, pump, valve, mining and construction markets. The Company financed this acquisition with available cash balances. See Note 2 regarding the recent closing of PrimeCast.

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

      On April 6, 1998, ACUK, a subsidiary of the Company, acquired all of the outstanding capital stock, consisting of 76,987,733 ordinary shares of Sheffield, incorporated in England and Wales, from the stockholders of Sheffield for approximately $54,931 in cash, 1,040,000 shares of ACUK valued at $915 and $226 of related expenses. The 1,040,000 ordinary shares, consisting of 5.0% of the outstanding stock, of ACUK were issued to Sheffield management in exchange for 1,267,477 shares of Sheffield instead of cash consideration. Sheffield includes Forgemasters Steel & Engineering Limited, River Don Castings Limited, Forged Rolls (UK) Limited and British Rollmakers Limited, among other operating units. The companies' products serve a variety of markets and end users, including steel rolling mills, paper and plastic processing, oil and gas exploration and production, fossil and nuclear electricity generation and forging ingots. The Company financed this transaction with funds available under its bank credit facility.

      On May 31, 1996, the Company purchased approximately 21.0% of the outstanding shares of capital stock of Claremont for $330 in cash and $17 of related expenses. On November 29, 1996, the Company purchased an additional 4.5% of the outstanding capital stock of Claremont for $40 in cash. On

      May 1, 1998, the Company purchased the balance of Claremont's outstanding capital stock for $1 in cash, the contribution of equipment with a fair market value of $300, the forgiveness of a subordinated note payable to the Company of $2,924 and related expenses of $7. Contemporaneous with the consummation of this acquisition, the Company retired $165 of Claremont's outstanding indebtness. Claremont, located in Claremont, New Hampshire, is a foundry that produces steel castings for the mining and mass transit industries, among others. The Company financed this transaction with funds available under its revolving credit facility. See Note 2 regarding the closure of Claremont.

      Effective September 1, 1998, the Company purchased 90% of the outstanding shares of London Precision for $13,663 in cash and $124 of related expenses. On June 16, 1999, the Company purchased the remaining 10% of the outstanding shares of London Precision for $1,847 in cash. London Precision, located in London, Ontario, Canada, is an industrial machine shop which serves the locomotive, mining and construction, pulp and paper markets, among others. The Company financed this transaction with funds available under its revolving credit facility.

      On February 25, 1999, Autun purchased the foundry division assets of Compagnie Internationale du Chauffage ("CICH") located in Autun, France. Autun received certain assets of the foundry, including $5,847 in cash and $5,505 in inventory, in exchange for the assumption of potential environmental and employment liabilities if the facility is ever closed. CICH is a subsidiary of Blue Circle Industries plc, headquartered in London, England. Autun specializes in the manufacture of cast iron radiators and boiler castings.

      The acquisitions have been accounted for by the purchase method of accounting, and accordingly, the purchase price including the related acquisition expenses has been allocated to the assets acquired based on the estimated fair values at the date of the acquisitions. For the Inverness and London Precision acquisitions, the excess of purchase price over estimated fair values of the net assets acquired has been included in "Intangible Assets" on the Consolidated Balance Sheets. For the PrimeCast, Sheffield, Claremont and Autun acquisitions, the fair value of the net assets acquired exceeded the purchase price. Accordingly, the excess fair value was subtracted from identifiable long-term assets ratably based on their relative fair values as a percentage of total long-term assets. The purchase of Autun resulted in remaining excess fair value after allocation to long-term assets, which was recorded as negative goodwill and included in "Excess of Fair Value of Acquired Net Assets Over Cost" on the Consolidated Balance Sheets.

                                                                        LIVES
                                                                      (IN YEARS)         1999         2000
        Excess of fair value of acquired net assets over cost             4            $ 8,665      $ 7,141
        Less accumulated amortization                                                    1,776        2,298
                                                                                       -------      -------
                                                                                       $ 6,889      $ 4,843
                                                                                       =======      =======

      Amortization of negative goodwill was $257, $870, and $1,897 for the years ended June 30, 1998, 1999 and 2000, respectively. The increase in negative goodwill from fiscal year 1999 to fiscal year 2000 relates to the purchase of Autun.

      The estimated fair values of assets and liabilities acquired in the 1998 and 1999 acquisitions are summarized as follows:

                                                                        1998           1999
         Cash                                                         $ 10,244       $ 6,501
         Customer accounts receivable                                   61,669         2,748
         Inventories                                                    31,231         7,117
         Property, plant and equipment                                  38,164         7,705
         Intangible assets, primarily goodwill                           4,666         8,427
         Other assets                                                   14,670            15
         Accounts payable and accrued expenses                         (75,775)       (7,489)
         Deferred income taxes                                           6,731        (1,269)
         Excess of fair value of acquired net assets over cost                        (7,872)
         Other long-term obligations                                    (6,470)       (1,888)
         Long-term obligations                                            (587)
                                                                      --------       -------
                                                                        84,543        13,995

         Cash acquired                                                 (10,244)       (6,501)
                                                                      --------       -------

         Cash used in acquisitions                                    $ 74,299       $ 7,494
                                                                      ========       =======

      The operating results of the acquired companies are included in ACC's consolidated statements of operations from the dates of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions occurred at July 1, 1997, after giving effect to certain adjustments, including amortization of goodwill, interest expense on the acquisition debt and related income tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or of results which may occur in the future.

                                                                      PRO FORMA
                                                             ---------------------------
                                                                 1998            1999
                                                             (UNAUDITED)     (UNAUDITED)
         Net sales                                             $548,350        $496,426
         Net income                                              14,498           5,849
         Net earnings per common and equivalent shares:
           Basic                                                   1.78            0.75
           Diluted                                                 1.76            0.75


5.    INVENTORIES

                                                                  1999          2000
         Raw materials                                          $ 9,780       $ 8,491
         Work-in-process                                         39,651        33,656
         Finished goods                                          12,408        11,038
         Supplies                                                 3,570         2,938
                                                                -------       -------

                                                                $65,409       $56,123
                                                                =======       =======

      Inventories as of June 30, 1999 and 2000 would have been higher by $381 and $416, respectively, had the Company used the FIFO method of valuing those inventories valued using the LIFO method.

6.    PROPERTY, PLANT AND EQUIPMENT

                                                            LIVES
                                                          (IN YEARS)       1999            2000
         Land                                                           $ 15,686        $ 14,868
         Improvements to land                               12-15          4,781           4,807
         Buildings and improvements                           35          31,817          30,033
         Machinery and equipment                             5-14        124,567         123,550
         Automobiles and trucks                               3            1,784           1,688
         Office furniture, fixtures and equipment            5-10          5,675           5,691
         Tooling and patterns                               1.5-6          4,445           4,367
                                                                        --------        --------

                                                                         188,755         185,004
         Less accumulated depreciation                                    47,512          61,104
                                                                        --------        --------

                                                                         141,243         123,900
         Construction in progress                                          6,031          11,399
                                                                        --------        --------

                                                                        $147,274        $135,299
                                                                        ========        ========

      Depreciation expense was $10,656, $12,663 and $14,345 for the years ended June 30, 1998, 1999 and 2000, respectively.

7.    INTANGIBLE ASSETS

                                                            LIVES
                                                          (IN YEARS)       1999            2000
         Goodwill                                            25          $37,440         $33,850
         Less accumulated amortization                                     4,594           5,325
                                                                         -------         -------
                                                                         $32,846         $28,525
                                                                         =======         =======

      Amortization expense was $1,108, $1,429 and $1,489 for the years ended June 30, 1998, 1999 and 2000, respectively.

8.    DEFERRED FINANCING COSTS

                                                 LIVES
                                               (IN YEARS)        1999         2000
Deferred financing costs                        3 to 10         $1,045       $1,355
Less accumulated amortization                                      385          432
                                                                ------       ------

                                                                $  660       $  923
                                                                ======       ======

      Amortization of such costs, included in interest expense, was $188, $194 and $261 for the years ended June 30, 1998, 1999 and 2000, respectively.

9.    ACCRUED EXPENSES

                                                                                           1999          2000
Accrued warranty                                                                          $11,785       $ 9,786
Payroll, vacation and other compensation                                                    8,968         8,205
Accrued pension liability                                                                   3,089         2,481
Advances from customers                                                                     4,509         3,426
Reserve for flood repairs (Note 22)                                                         1,197           645
Reserve for workers' compensation and employee
  health care                                                                               3,207         3,846
Taxes other than income                                                                       395           477
Interest payable                                                                            1,145         1,036
Insurance advances for Jahn Foundry industrial accident (Note 23)                                         5,998
Other                                                                                       2,993         1,532
                                                                                          -------       -------

                                                                                          $37,288       $37,432
                                                                                          =======       =======

10.   LONG-TERM OBLIGATIONS

      On April 3, 1998, the Company and the insurance company holding the Company's $20,000 aggregate principal amount of unsecured, senior notes (the "Notes") entered into the Third Amendment to the Note Purchase Agreement providing for an increase in permitted subsidiary indebtedness from $3,500 to $8,000.

      On April 3, 1998, the Company and Harris Trust and Savings Bank ("Harris"), as agent for the lenders, entered into the Amended and Restated Credit Agreement (the "Credit Agreement") providing for an increase in unsecured loans from $60,000 to $110,000 and an extension of the maturity date to April 3, 2003. This Credit Agreement consists of a $40,000 term loan and a $70,000 revolving credit facility. Payments began on March 31, 1999, with a final maturity of April 3, 2003. Loans under the Credit Agreement will bear interest at fluctuating rates of either: (i) the agent bank's corporate base rate subject to a reduction of 0.25% (25 basis points) if certain financial ratios are met or (ii) LIBOR plus 1.50% subject, in the case of the LIBOR rate option, to a reduction of up to 0.50% (50 basis points) if certain financial ratios are met. Loans under this revolving credit facility may be used for general corporate purposes, acquisitions and approved investments.

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

      On November 5, 1999, the Company and Harris entered into the Fourth Amendment and Waiver (the "Fourth Amendment") to the Credit Agreement. The Fourth Amendment provided, among other things, that the Company maintain a Fixed Charge Coverage Ratio of at least 1.10 on December 31, 1999, increasing to 1.25 on July 1, 2000, if the Company incurs at least $20 million of subordinated debt by January 31, 2000. If the Company did not obtain a commitment for the private placement of at least $20 million of subordinated debt by December 15, 1999, the Fourth Amendment provided that
      (1) the Company maintain a Fixed Charge Coverage Ratio of at least 1.10 on December 31, 1999, increasing to 1.25 on March 31, 2000 and 1.50 on March 31, 2001, (2) the fixed charges used in calculating the Fixed Charge Coverage Ratio will include 15% of the aggregate principal amount outstanding under the revolving credit facility after October 1, 1999 rather than after July 1, 2000, and (3) the Company will grant the lenders under the Credit Agreement liens on the Company's assets by February 14, 2000. The Company was unable to obtain such a commitment by December 15, 1999. The Fourth Amendment also provided that the Company must maintain a ratio of consolidated total debt to total capitalization of not more than 55%. Absent the waiver within the Fourth Amendment, the Company would not have been in compliance with the Fixed Charge Coverage Ratio. Loans under this credit facility bear interest at fluctuating rates of either: (1) Harris' corporate base rate plus 0.25%, subject to a reduction of 0.25% (25 basis points) if certain financial ratios are met or (2) LIBOR plus 2.10%, subject to a reduction of up to 0.50% (50 basis points) if certain financial ratios are met.

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

      On December 29, 1999, the Company entered into a Master Security Agreement with General Electric Capital Corporation ("GECC") and its assigns providing for a term loan of $35 million. The term loan is secured by certain of the Company's fixed assets, real estate, equipment, furniture and fixtures located in Atchison, Kansas and St. Joseph, Missouri, matures in December 2004, and bears interest at a fixed rate of 9.05%. On December 29, 1999, the proceeds of the term loan, together with borrowings under the Company's revolving credit facility, were used to retire the $35.7 million of outstanding indebtedness under the Company's term loan under its bank credit facility. The Master Security Agreement requires compliance with certain financial covenants, including minimum tangible net worth, debt to tangible net worth and debt service coverage ratio.

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

      On May 1, 2000, the Company and Harris entered into the Seventh Amendment and Waiver (the "Seventh Amendment") to the Credit Agreement. The Seventh Amendment provided, among other things, for a waiver of compliance with the Cash Flow Leverage Ratio covenant through July 1, 2000 and that the bank credit facility will be maintained at $80.0 million through June 30, 2000. The Cash Flow Leverage Ratio covenant requires the Company to maintain a ratio of total debt to earnings before interest, taxes, depreciation and amortization of no greater than 3.2. Absent the waiver, the Company would not have been in compliance with the Cash Flow Leverage Ratio. Loans under this credit facility will bear interest at fluctuating rates of either: (1) Harris' corporate base rate plus 0.75% or (2) LIBOR plus 2.25%, increasing to LIBOR plus 2.50% on June 1, 2000.

      On June 30, 2000, the Company and Harris entered into the Eighth Amendment and Waiver (the "Eighth Amendment") to the Credit Agreement. The Eighth Amendment provides, among other things, for a waiver of compliance with the Cash Flow Leverage Ratio and Fixed Charge Coverage Ratio covenants through July 31, 2000, and that the bank credit facility will be decreased from $80.0 million to $77.3 million through July 31, 2000. Loans under this Credit Agreement will bear interest at Harris' corporate base rate plus 1.25%. Absent the waiver, the Company would not have been in compliance with the Cash Flow Leverage Ratio and Fixed Charge Coverage Ratio covenants. At June 30, 1999 and 2000, $9,866 and $11,367, respectively, was available for borrowing under this facility after consideration of outstanding advances of $88,817 and $61,385 and letters of credit of $8,460 and $7,248, respectively.

      Effective June 30, 2000, the insurance company holding the Notes granted a limited waiver of compliance with the Fixed Charge Coverage Ratio covenant through September 30, 2000. Absent the waiver, the Company would not have been in compliance with the Fixed Charge Coverage Ratio covenant.

      On July 31, 2000, the Company and Harris entered into the Ninth Amendment and Waiver (the "Ninth Amendment") to the Credit Agreement. The Ninth Amendment provided, among other things, for a waiver of compliance for the Company with the Cash Flow Leverage Ratio and Fixed Charge Coverage Ratio covenants through September 30, 2000, and that the bank facility will be maintained at $77.3 million through September 30, 2000. Loans under the Credit Agreement will bear interest at fluctuating rates of either (1) Harris' corporate base rate plus 1.75% or (2) LIBOR plus 3.00%. Absent the waiver, the Company would not have been in compliance with the Cash Flow Leverage Ratio and Fixed Charge Coverage Ratio covenants.

      On September 29, 2000, the Company and its lenders entered into a Forbearance Agreement to the Credit Agreement. This Forbearance Agreement provided that, among other things, the Company's lenders would forbear from enforcing their rights with respect to certain existing defaults through December 15, 2000. However, a condition to the effectiveness of this Forbearance Agreement was never met. The Company borrowed the maximum amount available under its revolving credit facility in order to meet its cash needs on an ongoing basis while it has been in default under its Credit Agreement.

      On April 13, 2001, the Company and its lenders entered into the Tenth Amendment and Forbearance Agreement to the Credit Agreement. The Tenth Amendment provides that, among other things, these lenders will forbear from enforcing their rights with respect to certain existing defaults through July 30, 2001. This amendment also provides that loans under this revolving credit facility will bear interest at fluctuating rates of (1) the agent bank's corporate base rate plus 1.75% (for loans up to $70 million less outstanding letters of credit) and the agent bank's corporate base rate plus 1.25% (for loans in excess of such amount); or (2) LIBOR plus 4.25%. The domestic rate spreads of 1.75% and 1.25% and the LIBOR spread of 4.25% described in the preceding sentence will be reduced after the Company has satisfied the agent bank (which acts as collateral agent for the lenders under the Credit Agreement as well as for the holder of the Notes) that it has delivered the documents and satisfied related requirements set forth in the Tenth Amendment required to grant the lenders valid first mortgages on the Company's Canadian real estate. This amendment also requires the Company to maintain minimum cumulative earnings before interest, taxes, depreciation and amortization (without giving effect to Fonderie d'Autun and subject to certain other adjustments)("EBITDA").

      On April 13, 2001, the Company and the insurance company holding the Notes entered into the Seventh Amendment and Forbearance Agreement to the Note Purchase Agreement. The Seventh Amendment provides, among other things, that the Noteholder will forbear from enforcing its rights with respect to certain existing defaults through July 30, 2001. This amendment also provides that the Notes will bear interest at the rate of 10.44% per year. The interest rate will be reduced by .25% after the Company has satisfied the Noteholder that it has delivered the documents and satisfied related requirements set forth in the Seventh Amendment required to grant the collateral agent valid first mortgages on the Company's Canadian real estate. The
      Seventh Amendment contains the same minimum EBITDA requirements as the Tenth Amendment to the Credit Agreement.

      On April 19, 2001, the Company and GECC entered into an agreement, which provides, among other things, that GECC will forbear from enforcing their rights with respect to certain existing defaults through the earlier of September 30, 2001 or any date on which the Tenth Amendment to the Credit Agreement is breached.

      Long-term obligations consist of the following as of June 30, 1999 and 2000:

                                                                                             1999           2000
Senior notes with an insurance company, secured by certain assets of the
  Company, maturing on June 30, 2004, subject to acceleration due to covenant violations, bearing interest at a fixed
  rate of 8.44% per year                                                                   $ 17,143       $ 14,286
Revolving credit facility with Harris, secured by certain assets of the
  Company, maturing on April 3, 2003, subject to acceleration due to covenant violations, bearing interest at:
  LIBOR plus 1.50%, $40,000 at a weighted average rate of 6.47%
    at June 30, 1999
  LIBOR plus 1.85%, $37,142 at 7.18% at June 30, 1999
  LIBOR plus 2.50%, $50,000 at 9.15% at June 30, 2000
  Prime, $11,675 at 7.75% at June 30, 1999
  Prime plus 0.75%, $11,385 at 10.25% at June 30, 2000                                       88,817         61,385
Term loan between the Company and GECC, secured by certain assets of the
   Company, maturing on December 29, 2004, bearing interest at 9.05%                                        33,250
Term loan between G&C and OES Capital, Incorporated (assignee of loan agreement with Ohio Air Quality Development Authority), secured by certain assets of
   G&C, maturing on December 31, 2006, bearing interest at 6.50%                              2,380          2,119
Term loan between La Grange Foundry and the Missouri Development Finance Board,
   secured by a letter of credit, maturing on November 1, 2011, bearing interest
   at 3.87% and 4.87% at June 30, 1999 and 2000, respectively                                 5,100          5,100
Revolving credit facility between Autun and Societe Generale, secured by trade receivables of Autun, maturing on April 17, 2007, bearing interest at EURIBOR
  plus 0.8% (5.21%) at June 30, 2000                                                                         1,470
                                                                                           --------       --------


                                                                                            113,440        117,610
Less amounts classified as current                                                            8,833         80,919
                                                                                           --------       --------

Total long-term obligations                                                                $104,607       $ 36,691
                                                                                           ========       ========


      The Credit Agreement with Harris, the Note Purchase Agreement with an insurance company and the Master Security Agreement with GECC, as amended, essentially eliminate the Company's current ability to pay dividends.

      The amounts of long-term obligations outstanding as of June 30, 2000 are payable as follows, after giving effect to reclassification due to covenant violations:

2001                                             $ 80,919
2002                                                3,798
2003                                                3,818
2004                                                3,839
2005                                               19,610
Thereafter                                          5,626

      The amounts of interest expense for the years ended June 30, 1998, 1999 and 2000 consisted of the following:

                                                                            1998          1999           2000
Senior notes with an insurance company                                     $ 1,688        $1,467        $ 1,224
Credit facility with Harris                                                  2,020         6,194          6,071
Term loan with GECC                                                                                       1,520
Amortization of deferred financing costs                                       188           194            261
Other                                                                                        497            376
                                                                           -------        ------        -------

                                                                           $ 3,896        $8,352        $ 9,452
                                                                           =======        ======        =======

11.   INCOME TAXES

      Income (loss) before income taxes is comprised of the following:

                                                                            1998          1999           2000
Domestic                                                                   $13,755       $ (126)      $(28,533)
Foreign                                                                      3,310        8,042            927
                                                                           --------      ------       --------

                                                                           $17,065        $7,916       $(27,606)
                                                                           =======        ======       ========

      Income taxes for the years ended June 30, 1998, 1999 and 2000 are comprised of the following:

                                                     1998         1999           2000
Current expense (benefit):
  Federal                                           $3,200        $  175      $ (3,329)
  State and local                                      908           253          (201)
  Foreign                                              913         1,655           455
                                                    ------        ------      --------

                                                     5,021         2,083        (3,075)

Deferred expense (benefit):
  Federal                                            1,288          (105)      (10,654)
  State and local                                       73           397        (1,558)
  Foreign                                              441         2,469          (640)
                                                    ------        ------      --------

                                                     1,802         2,761       (12,852)
                                                    ------        ------      --------

                                                    $6,823        $4,844      $(15,927)
                                                    ======        ======      ========

                                                                             1998         1999           2000
Items giving rise to the deferred income tax provision (benefit):
  Deferred gain on flood proceeds                                                         $  975      $ (7,786)
  Impairment reserve                                                                                    (5,589)
  Depreciation and amortization                                             $1,774           935         1,623
  Net operating loss carryforwards                                             313           754          (916)
  Missappropriation                                                                          (55)         (695)
  Flood wall capitalization                                                                                429
  Postretirement (benefits) costs                                               10           (97)         (419)
  Pension costs                                                               (397)         (163)          267
  Inventories                                                                 (430)          112           245
  Accrued expenses                                                             249           282             4
  Valuation allowance                                                          128            56             4
  Other, net                                                                   155           (38)          (19)
                                                                            ------        ------       --------

                                                                            $1,802        $2,761      $(12,852)
                                                                           ========      ========     =========

      Following is a reconciliation between total income taxes and the amount computed by multiplying income (loss) before income taxes plus the minority interest in net income of subsidiaries by the statutory federal income tax rate:

                                         1998                        1999                         2000
                               -----------------------      ----------------------      ----------------------
                               AMOUNT            %            AMOUNT          %          AMOUNT           %
Computed expected
  federal income tax
  expense (benefit)             $  6,130         35.0       $  2,854         35.0       $  (9,639)       (35.0)
State income tax
  expense (benefit),
  net of federal benefit             787          4.5            527          6.4            (389)        (1.4)
Non - U.S. taxes                     (75)        (0.4)                                        156          0.6
Foreign dividends                                              1,238         15.2             780          2.8
Goodwill                             323          1.9            340          4.2             709          2.6
Revision of estimate
  for deferred taxes
  associated with flood
  proceeds                                                                                 (7,786)       (28.3)
Other, net                          (342)        (2.0)          (115)        (1.4)            242          0.9
                                --------       ------       --------       ------       ---------        ------

                                $  6,823         39.0       $  4,844         59.4       $ (15,927)       (57.8)
                                ========       ======       ========       ======       =========        ======

      Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred income taxes as of June 30, 1999 and 2000 are comprised of the following:

                                                                                          1999            2000
Deferred tax assets:
  Net operating loss carryforwards                                                     $  18,115      $  19,031
  Impairment reserve                                                                                      5,589
  Postretirement benefits                                                                  3,105          3,524
  Accrued expenses                                                                         2,712          2,708
  Pension costs                                                                            1,549          1,282
  General business tax credits                                                               574            588
  Flood wall capitalization                                                                  429
  Missappropriations                                                                          55            695
  Other                                                                                      151            120
                                                                                     ------------    ----------
                                                                                          26,690         33,537
  Valuation allowance                                                                    (13,410)       (13,414)
                                                                                     ------------    ----------

           Net deferred tax assets                                                        13,280         20,123
                                                                                     ------------    ----------

Deferred tax liabilities:
  Depreciation and amortization                                                          (17,996)       (19,619)
  Deferred gain on flood proceeds                                                         (7,786)
  Inventories                                                                             (1,276)        (1,520)
  Discharge of indebtedness                                                                 (422)          (422)
  Other                                                                                     (473)          (382)
                                                                                     ------------    ----------

                                                                                         (27,953)       (21,943)
                                                                                     ------------    ----------

Total                                                                                 $  (14,673)     $  (1,820)
                                                                                     ============    ==========

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

      The Company has foreign net operating loss carryforwards totaling approximately $43,157 at June 30, 2000, which have no expiration date. The utilization of such net operating loss carryforwards are restricted to the earnings of specific foreign subsidiaries. As a result of such restrictions, the Company has established a valuation allowance of $13,410 and $13,414 in 1999 and 2000, respectively, related to the foreign net operating loss carryforwards and certain state net operating loss carryforwards to reduce the deferred tax assets to the amounts that management believes are more likely than not to be realized.

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

      The Code provides generally that if certain conditions are met, gains on insurance proceeds from an involuntary conversion are not taxable if the proceeds are reinvested in qualified replacement property within two years after the close of the first taxable year in which any part of the conversion gain is realized. The Company believed that its treatment of certain foundry subsidiary stock acquisitions as qualified replacement property was subject to potential challenge by the Internal Revenue Service (the "Service") in 1996 (the first year in which involuntary conversion gain was deferred for federal income tax purposes). The Company recorded income tax expense on the insurance gains in 1996 pending review of its position by the Service or the expiration of the statute of limitations under the Code for the Service to assess income taxes with respect to the Company's position.

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

      At June 30, 1999 and 2000, the Company had $88,817 and $62,855,
      respectively, of floating rate debt tied to LIBOR, EURIBOR or Prime rates. In April 1998, the Company entered into a $15,000 notional amount interest rate swap agreement under which the Company paid a fixed rate of 5.92% and received a LIBOR floating rate (5.0% at June 30, 1999). This agreement was a hedge against $15,000 of the $88,817 outstanding on the Company's revolving credit facility as of June 30, 1999. At June 30, 1999, the fair value of this agreement based on a quote received from the counterparty, indicating the amount the Company would pay or receive to terminate the agreement, is a payment of $67. This agreement was terminated on June 23, 2000, with the Company receiving $402 upon termination. Such amount is included within other income on the accompanying consolidated statements of income for fiscal year 2000.

      In September 1998, the Company entered into a $40 million notional amount interest rate swap agreement under which the Company paid a fixed rate of 5.00% and received a LIBOR floating rate (5.3275% at June 30, 1999). Under this agreement, the notional amount was amortized at $1,429 per quarter beginning March 31, 1999. At June 30, 1999, this agreement was a hedge against $37,142 of the $88,817 outstanding on the Company's revolving credit facility. At June 30, 1999, the fair value of this agreement based on a quote received from the counterparty, indicating the amount the Company would pay or receive to terminate the agreement, was a receipt of $965. This agreement was terminated on December 29, 1999, with the Company receiving $1,238 upon termination. Such amount is included within other income on the accompanying consolidated statements of income for fiscal year 2000.

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

      At June 30, 1999 and 2000, the Company's foreign subsidiaries, primarily Sheffield, have the following net contracts to sell the following currencies and has no significant un-hedged foreign currency exposure related to sales and purchase transactions:

                                                      JUNE 30, 1999                      JUNE 30, 2000
                                            -------------------------------      -------------------------------
                                                  LOCAL        APPROXIMATE           LOCAL        APPROXIMATE
                                                CURRENCY         VALUE(1)          CURRENCY         VALUE(1)
U.S. Dollars                                           25,740     $25,060              17,860           $17,851
Deutsche Marks                                         15,975       8,877               8,165             3,968
French Francs                                          38,225       6,133              19,022             2,757
Swiss Francs                                              496         320                  64                39
Italian Lira                                        3,564,490       1,959           2,229,242             1,095
Canadian Dollars                                          560         362               1,344               905
Dutch Guilder                                           1,854         897
Swedish Krona                                           6,018         718               4,000               452
Spanish Pesata                                         72,463         464              65,980               377
Austrian Schilling                                      5,204         425
Japanese Yen                                            9,807          80                 757                 7
Danish Krona                                            1,519         216
Belgian Franc                                           8,601         231
Finish Marka                                               21           4                 106                17
Norwegian Kroner                                        3,609         451
Euro                                                      653         712               4,134             3,930
                                                                ---------                               -------

Total                                                             $46,909                               $31,398
                                                                =========                               =======

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

      In September 1998, the Company terminated the CIRCUS and entered into a separate interest rate swap (described in INTEREST RATE RISK above) and a separate amortizing principal currency swap. The termination of the CIRCUS resulted in a loss of $900 on the interest portion, which was deferred and amortized to interest expense over the remaining term of the underlying debt obligation to which it was originally designated until such debt was retired on December 29, 1999. The retirement of this debt triggered the recognition of the remaining $557 of deferred loss. This loss was recorded as a reduction of other income in fiscal year 2000.

      This currency swap entered into in September 1998, like the currency portion of the CIRCUS, was an amortizing principal swap that fixed the exchange rate on the periodic and final principal cash exchanges. The currency swap initially required the payment of interest on 24,002 British Pounds by the Company at a fixed rate of 6.82% and the receipt of interest by the Company on 40,000 U.S. Dollars at a fixed rate of 5.00%. The currency swap was designated as an effective hedge of a portion of the Company's net investment in Sheffield and was recorded as an adjustment to the accumulated foreign currency translation adjustment account and as a component of other assets. At June 30, 1999, the currency swap had a carrying value of $1,513 and a fair value, based on amounts that would be paid or received by the Company to terminate the swap, of $(188). On June 23, 2000, the Company terminated the currency swap, with the Company receiving $1,549 upon termination. This payment was recorded as a deferred gain within the accumulated foreign currency translation adjustment account. This deferred gain will only be recognized within operations if and when the Company sells the Sheffield subsidiary.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - As of June 30, 1999 and 2000, the carrying value of cash and cash equivalents approximates fair value of those instruments due to their liquidity and short-term nature.

      Based on borrowing rates currently available to the Company and the remaining terms, the carrying value of debt obligations as of June 30, 1999 and 2000 approximates fair value.

      The estimated fair values of the Company's financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgement is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

13.   STOCKHOLDERS' EQUITY

      In fiscal year 2000, the Company's Board of Directors established a Stockholder Rights Plan and distributed to stockholders, one preferred stock purchase right for each outstanding share of common stock. Under certain circumstances, a right may be exercised to purchase one one-thousandth of a share of Series A Participating Cumulative Preferred Stock at an exercise price of $30, subject to adjustment. The rights become exercisable on the business day following the tenth business day after the commencement of a tender offer for at least 20% of the Company's common stock or a public announcement that a party or group has acquired at least 20% of the Company's common stock. Generally, after the rights become exercisable, the holders may purchase that number of preferred shares having a market value equal to twice the exercise price, for an amount in cash equal to the exercise price. If the Company's Board of Directors elects, it may exchange all of the outstanding rights for shares of common stock on a one-for-one basis. If the Company is a party to certain merger or business combination transactions, or transfers 50% or more of its assets or earnings power, and certain other events occur, each right will entitle its holders, other than the acquiring person, to buy for the exercise price a number of shares of common stock of the Company, or of the other party to the transaction, having a value equal to twice the exercise price of the right. The rights expire on March 28, 2010, and may be redeemed by the Company for $.01 per right at any time until ten business days following the date of the public announcement of the acquisition of 20% or more of the Company's common stock or the commencement date of a tender offer for at least
      20% of the Company's common stock. The Company is authorized by the Board of Directors to issue 2,000,000 shares of preferred stock, none of which have been issued. The Company has designated 10,000 shares of the preferred stock as Series A Participating Cumulative Preferred
      Stock for the purpose of the Stockholder Rights Plan. The Stockholder Rights Plan is subject to stockholder ratification at the Company's next annual meeting.

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

                                                                                                   WEIGHTED
                                                                                                    AVERAGE
                                                               SHARES            PRICE RANGE       PRICE PER
                                                            UNDER OPTION          PER SHARE          SHARE
Outstanding, July 1, 1997                                          229,999      $12.88-19.13            $14.13

  Issued                                                            33,333       15.75-18.63             16.56
  Exercised                                                        (18,060)      12.88-14.50             13.58
  Surrendered                                                      (11,873)      13.38-14.50             13.70
                                                           ---------------

Outstanding, June 30, 1998                                         233,399       12.88-19.13             14.54

  Issued                                                           119,000        8.50-18.00             11.01
  Surrendered                                                      (24,366)       9.88-18.63             14.95
                                                           ---------------

Outstanding, June 30, 1999                                         328,033        8.50-19.13             13.23

  Issued                                                            66,500        7.06-10.38              9.39
  Surrendered                                                      (12,300)      10.38-14.13             13.01
                                                           ---------------

Outstanding, June 30, 2000                                         382,233        7.06-19.13             12.57
                                                           ===============

      As of June 30, 1998, 1999 and 2000, there were 164,044, 191,633 and
      235,067 options, respectively, exercisable under the Incentive Plan. The weighted-average exercise price for options exercisable at June 30, 1998, 1999 and 2000 are $13.88, $14.09 and $13.91, respectively.

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

                                                                         WEIGHTED
                                                                          AVERAGE
                                         SHARES          PRICE           PRICE PER
                                      UNDER OPTION     PER SHARE           SHARE
                                      ------------     ---------        -----------
Outstanding, July 1, 1997                40,000          $13.38           $ 13.38

  Issued                                 10,000           19.13             19.13
  Exercised                             (10,000)          13.38             13.38
                                        -------
Outstanding, June 30, 1998               40,000        13.38-19.13          14.81
                                        -------
Outstanding, June 30, 1999               40,000        13.38-19.13          14.81

  Issued                                 10,000            8.75              8.75
                                        -------
Outstanding, June 30, 2000               50,000         8.75-19.13          13.60
                                        -------

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

                                                       OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                     ----------------------------------------------------------------------------------------
                                       NUMBER        WEIGHTED AVERAGE    WEIGHTED AVERAGE       NUMBER       WEIGHTED AVERAGE
                                     OUTSTANDING         REMAINING           EXERCISE         EXERCISABLE        EXERCISE
  RANGE OF EXERCISE PRICES           AT 6/30/00      CONTRACTUAL LIFE         PRICE            AT 6/30/00          PRICE

$13.38                                 125,533           4 years             $ 13.38             125,533          $13.38
 14.13-14.75                            51,000           5 years               14.39              51,000           14.39
 12.88-15.75                            28,000           6 years               14.93              28,000           14.93
 16.63-19.13                            40,200           7 years               17.68              33,533           17.76
  9.88                                  20,000           8 years                9.88               6,667            9.88
 18.06                                  20,000           8 years               18.06               6,667           18.06
  8.50-10.38                           127,500           9 years                9.61              23,667            9.45
  8.75-8.88                             20,000          10 years                7.91                 -               -
                                       -------                                                   -------
                                       432,233                                                   275,067
                                       -------                                                   -------

      The Company applies APB No. 25 in accounting for its stock option and stock purchase plans, under which no compensation cost has been recognized for such awards. Had compensation cost for the stock option and stock purchase plans been determined in accordance with the fair value accounting method prescribed under SFAS No. 123, the Company's net income (loss) and net earnings (loss) per share on a pro forma basis would have been as follows:

                                                             1998       1999        2000

Net income (loss):
  As reported                                              $10,242     $3,072     $(11,679)
  Pro forma                                                 10,055      2,896      (12,004)
Net income (loss) and net earnings (loss) per share:
  As reported:
    Basic                                                     1.25       0.39        (1.53)
    Diluted                                                   1.25       0.39        (1.53)
  Pro forma:
    Basic                                                     1.23       0.37        (1.57)
    Diluted                                                   1.22       0.37        (1.57)


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
Dividend yield                         Nil           Nil           Nil


      For the Purchase Plan, the weighted average grant-date fair value of options granted under the plan was $2.99, $1.81 and $1.57, respectively, for the years ended June 30, 1998, 1999 and 2000. The following weighted average assumptions were used for grants under the Purchase Plan during the years ended June 30, 1998, 1999 and 2000:

                                      1998          1999          2000

Risk-free interest rate               5.1 %         4.4 %         5.2 %
Expected life                       3 months      3 months      3 months
Expected volatility                    36%           36%           41%
Dividend yield                         Nil           Nil          Nil


14.   EARNINGS PER SHARE

      Following is a reconciliation of basic and diluted EPS for the years ended June 30, 1998, 1999 and 2000, respectively.

                                           1998                          1999                            2000
                             ------------------------------------------------------------------------------------------
                                       WEIGHTED   EARNINGS             WEIGHTED  EARNINGS             WEIGHTED    LOSS
                               NET     AVERAGE      PER       NET      AVERAGE     PER       NET      AVERAGE      PER
                             INCOME    SHARES      SHARE     INCOME    SHARES     SHARE      LOSS     SHARES      SHARE

Basic EPS                    10,242   8,167,285     1.25      3,072   7,790,781    0.39    (11,679)  7,648,616   (1.53)
Effect of dilutive
 securities - stock options              51,401
                             ------   ---------     ----      -----   ---------    ----    --------  ---------   ------
Diluted EPS                  10,242   8,218,686     1.25      3,072   7,790,781    0.39    (11,679)  7,648,616   (1.53)
                             ======   =========     ====      =====   =========    ====    ========  =========   ======

15.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      The Company's interim consolidated financial information for the quarterly periods ended September 30, December 31, March 30 and June 30 in fiscal years 1999 and 2000 have been restated. See Note 25 for a discussion of the restatement.

                         THREE MONTHS ENDED        THREE MONTHS ENDED       THREE MONTHS ENDED       THREE MONTHS ENDED
                         SEPTEMBER 30, 1998        DECEMBER 31, 1998        MARCH 30, 1999 (1)       JUNE 30, 1999 (2)
                       ----------------------   -----------------------  -----------------------   ------------------------
                           AS                       AS                       AS                        AS
                       PREVIOUSLY               PREVIOUSLY               PREVIOUSLY                PREVIOUSLY
                        REPORTED  AS RESTATED    REPORTED   AS RESTATED   REPORTED   AS RESTATED    REPORTED    AS RESTATED
                       ----------------------   -----------------------  -----------------------   ------------------------
Net sales                116,576     116,226      122,955     122,785      119,533      120,594      116,495     117,800
Gross profit              13,921      12,820       18,747      16,925       17,535       15,592       17,569      14,252
Operating income           2,701       1,494        6,810       4,748        4,590        2,588       11,195       7,675
Net income (loss)            337        (584)       2,708       1,045        1,265         (249)       5,496       2,860
Earnings (loss)
  per common share (6):
    Basic                   0.04       (0.07)        0.35        0.13         0.17        (0.03)        0.72        0.37
    Diluted                 0.04       (0.07)        0.35        0.13         0.17        (0.03)        0.72        0.37


                         THREE MONTHS ENDED       THREE MONTHS ENDED        THREE MONTHS ENDED        THREE MONTHS ENDED
                         SEPTEMBER 30, 1999      DECEMBER 31, 1999 (3)      MARCH 30, 2000 (4)           JUNE 30, 2000
                       ----------------------   -----------------------  -----------------------   ------------------------
                           AS                       AS                       AS                        AS
                       PREVIOUSLY               PREVIOUSLY               PREVIOUSLY                PREVIOUSLY
                        REPORTED  AS RESTATED    REPORTED   AS RESTATED   REPORTED   AS RESTATED    REPORTED    AS RESTATED
                       ----------------------   -----------------------  -----------------------   ------------------------
Net sales                109,693     108,914      115,711     114,103      124,745      121,765      118,152      116,355
Gross profit              12,713      10,417       15,031      12,293       13,692       10,247       12,117        8,881
Operating income (loss)    3,102         585        4,658       1,632        2,730       (1,040)      (9,268)     (19,265)
Net income (loss)            612      (1,187)       1,144      (1,002)       7,845        5,198       (7,145)     (14,688)
Earnings (loss)
  per common share:
    Basic                   0.08       (0.16)        0.15       (0.13)        1.03         0.68        (0.93)       (1.92)
    Diluted                 0.08       (0.16)        0.15       (0.13)        1.03         0.68        (0.93)       (1.92)


      (1) The third quarter of fiscal 1999 contains a $750 charge recorded in connection with an industrial accident that occurred on February 25, 1999 at the Company's subsidiary, Jahn Foundry, which decreased net income by $450 or $0.06 per share (Note 23).

      (2) The fourth quarter of fiscal 1999 contains a $3,500 revision to the flood damage reconstruction reserve which increased net income by $2,086 or $0.27 per share. The flood damage reconstruction reserve relates to the July 1993 Missouri River Flood (Note 22).

      (3) The second quarter of fiscal 2000 contains a $681 gain on the termination of an interest rate swap agreement, which increased net income by $412 or $.05 per share (Note 12).

      (4) The third quarter of fiscal 2000 contains a $7,786 deferred income tax benefit relating to the resolution of the Company's tax treatment of certain flood insurance proceeds received in 1995 and 1996, which increased net income by $7,786, or $1.02 per share (Note 11).

      (5) The fourth quarter of fiscal 2000 contains the following charges:
          a) a $3,373 impairment charge and $227 of other costs recorded in connection with the closure of Claremont, which decreased net income by $2,268 or $.30 per share (Note 2); b) a $6,883 impairment charge recorded in connection with the write-down of PrimeCast fixed assets, which decreased net income by $4,336 or $.56 per share (Note 2); c) a $3,450 impairment charge and $400 of other costs recorded in connection with Pennsylvania Steel, which decreased net income by $2,348 or $0.31 per share (Note 2); d) a $2,708 impairment charge recorded in connection with the write-off of Empire Steel goodwill, which decreased net income by $2,708 or $0.35 per share (Note 3). In addition, the fourth quarter contains a $402 gain on the termination of an interest rate swap agreement, which increased net income by $243 or $.03 per share (Note 12).

      (6) The aggregate total of the individual quarterly amounts do not equal the amount reported for the fiscal year due to rounding.

16.   EMPLOYEE BENEFIT PLANS

      The Company sponsors separate defined benefit pension plans for certain of its salaried and hourly employees. Employees are eligible to participate on the date of employment with vesting after five years of service. Benefits for hourly employees are determined based on years of credited service and employee earnings.

      Pension expense for the defined benefit plans is presented below:

                                       1998           1999          2000

Service costs                        $ 1,018       $  7,734       $  6,824
Interest costs                         2,851         14,980         15,376
Actual return on net assets           (8,263)       (15,272)       (40,543)
Net deferral items                     5,141         (3,012)        22,269
                                     -------       --------       --------
                                     $   747       $  4,430       $  3,926
                                     =======       ========       ========

      The pension plans' assets (primarily U.S. Government securities, common stock and corporate bonds) are deposited with a bank. A comparison of the projected benefit obligation and plan assets at fair value as of June 30, 1999 and 2000 is presented below.

                                                        1999                         2000
                                             --------------------------    --------------------------
                                               ASSETS       ACCUMULATED      ASSETS       ACCUMULATED
                                               EXCEED        BENEFITS        EXCEED        BENEFITS
                                             ACCUMULATED      EXCEED       ACCUMULATED      EXCEED
                                              BENEFITS        ASSETS        BENEFITS        ASSETS

CHANGE IN PROJECTED BENEFIT OBLIGATION

Projected benefit obligation at
  beginning of year                          $(217,524)      $(24,379)     $(230,530)      $(10,983)
Service cost                                    (7,066)          (668)        (6,496)          (328)
Interest cost                                  (13,334)        (1,646)       (14,613)          (763)
Actuarial (loss) gain                              583           (107)        (3,196)         1,116
Plan amendments                                   (305)          (673)
Foreign currency exchange rate
  changes                                       11,101             38          8,093              8
Participant contributions                                                     (1,739)
Benefits paid                                   10,250          2,217          6,707            491
                                             ---------       --------      ---------       --------
Projected benefit obligation at end
  of year                                     (216,295)       (25,218)      (241,774)       (10,459)
                                             ---------       --------      ---------       --------

CHANGE IN PLAN ASSETS
Fair value of plan assets at
  beginning of year                            228,851         19,910        235,859          8,323
Actual return on plan assets                    15,803           (531)        39,967            576
Participant contributions                                                      1,739
Employer contribution                            3,698            599          3,750            389
Foreign currency exchange rate
  changes                                      (11,644)           (37)        (8,993)            (7)
Benefits paid                                  (10,250)        (2,217)        (6,707)          (491)
                                             ---------       --------      ---------       --------
Fair value of plan assets at end of
  year                                         226,458         17,724        265,615          8,790
Plan assets in excess (deficiency) of           10,163         (7,494)        23,841         (1,669)
  projected benefit obligation
Unrecognized prior service costs                   422            699            426            600
Unrecognized net obligation                        102           (113)           132           (161)
Unrecognized net (gain)/loss                    (1,570)         3,355        (17,015)          (663)
Additional liability                                             (828)                         (122)
                                             ---------       --------      ---------       --------
Accrued pension asset (liability)             $  9,117       $ (4,381)     $   7,384       $ (2,015)
                                             =========       ========      =========       ========

THE ACTUARIAL VALUATION WAS PREPARED
  ASSUMING:
  Discount rate                                   7.00%                         7.75%
  Expected long-term rate of return
    on plan assets                                9.00%                         9.00%
  Salary increases per year                       5.00%                         5.00%


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

17.   POSTRETIREMENT OBLIGATION OTHER THAN PENSIONS

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

                                                                                           1999          2000
CHANGE IN ACCUMULATED POSTRETIREMENT BENEFIT
  OBLIGATION

Accumulated postretirement benefit obligation
  at beginning of year                                                                    $ 9,643       $ 9,864
Service cost                                                                                  480           516
Interest cost                                                                                 643           744
Actuarial (gain) loss                                                                        (455)          371
Benefits paid                                                                                (447)         (324)
                                                                                          -------       -------

Accumulated postretirement benefit obligation
  in excess of plan assets                                                                  9,864        11,171
Unrecognized net loss                                                                      (2,301)       (2,555)
Unrecognized prior service cost                                                               715           583
                                                                                          -------       -------

Accrued postretirement obligation                                                         $ 8,278       $ 9,199
                                                                                          =======       =======

      Net postretirement benefit cost for the years ended June 30, 1998, 1999 and 2000 consisted of the following components:

                                                                                1998          1999         2000
Service cost - benefits earned during the year                                  $ 386        $ 480        $ 516
Interest cost on accumulated benefit obligation                                   599          643          744
Amortization of prior service cost                                               (132)        (132)        (132)
Amortization of loss                                                               69          138          116
                                                                              -------      -------      -------
                                                                                $ 922       $1,129       $1,244
                                                                              =======      =======      =======


      The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for pre-age 65 and post-age 65 benefits as of June 30, 2000 was 9.1% decreasing each successive year until it reaches 6.0% in 2020, after which it remains constant. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of June 30, 2000 by approximately $1,616 (14.5%) and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year then ended by approximately $213 (16.9%). A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of June 30, 2000 by approximately $1,306 (11.7%) and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year then ended by approximately $169 (13.4%). The assumed discount rate used in determining the accumulated postretirement benefit obligation as of June 30, 1998, 1999 and 2000 was 6.75%, 7.5% and 8.0%, respectively, and the assumed discount rate used in determining the service cost and interest cost for the years ended June 30, 1998, 1999 and 2000 was 7.75%, 7.5% and 8.0%, respectively.

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

     2001                                                                  $4,664
     2002                                                                   4,572
     2003                                                                   4,125
     2004                                                                   3,745
     2005                                                                   3,477

19.   MAJOR CUSTOMERS

      Net sales to and customer accounts receivable from major customers are as follows:

                                                                             AMOUNT OF NET SALES
                                                                       -----------------------------------
                                                                        1998            1999          2000
Customer A                                                             $27,713         $25,219       $24,826
Customer B                                                              39,999          53,276        46,677
                                                                       -------         -------       -------
                                                                       $67,712         $78,495       $71,503
                                                                       =======         =======       =======

                                                                                              CUSTOMER
                                                                                              ACCOUNTS
                                                                                             RECEIVABLE
                                                                                   -----------------------------
                                                                                         1999           2000
Customer A                                                                              $ 2,912        $2,916
Customer B                                                                                7,189         4,191
                                                                                        -------        ------
                                                                                        $10,101        $7,107
                                                                                        =======        ======

20.   SEGMENT AND GEOGRAPHIC INFORMATION

      Each of the Company's subsidiaries and its Atchison/St. Joseph Division is a separate operating segment. Due to the similarity of the Company's products and services, its production processes, the type or class of customer for its products and services, and the methods used to distribute products and provide services, the Company has aggregated these operating segments into a single reportable segment for reporting purposes. Due to the many casting products produced by the Company, it is not practicable to disclose revenues by casting or forging product.

      The Company operates in four countries, the United States, Great Britain, Canada and France. Revenues from external customers derived from operations in each of these countries for the years ended June 30, 1998, 1999 and 2000 are as follows and long-lived assets located in each of these countries as of June 30, 1999 and 2000 are as follows:

                                                                        REVENUES
                                          ---------------------------------------------------------------------
                                          UNITED           GREAT
                                          STATES          BRITAIN        CANADA         FRANCE          TOTAL
1998                                      $309,574        $ 37,607       $25,926                       $373,107
1999                                       295,537         132,154        45,178        $ 4,536         477,405
2000                                       289,010         114,183        40,238         17,706         461,137


                                                                         LONG-LIVED ASSETS
                                               ---------------------------------------------------------------
                                                UNITED          GREAT
                                                STATES         BRITAIN        CANADA       FRANCE        TOTAL
1999                                           $141,837       $29,045        $22,952       $181        $194,015
2000                                            122,994        29,854         21,026        678         174,552

21.   ADDITIONAL CASH FLOWS INFORMATION


                                                                                1998          1999         2000
Cash paid during the year for:
  Interest                                                                     $3,915       $8,235       $9,398
  Income taxes                                                                  7,731        5,751           56
Supplemental schedule of noncash investing and financing activities:
  Recording of other asset related to pension liability                           365          421          706
  Recording of additional pension liability                                      (365)        (421)        (706)
  Unexpended bond funds                                                          (519)

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

      During 1999, management updated its analysis of the required repairs by performing its periodic re-evaluation of the effects of the flood based on current information. As a result, management committed to a revised repair plan, which included several remaining projects. These projects and their final estimated costs to complete represent the remaining flood reserve balance that is considered necessary. The amount of the reserve balance, over and above the estimated costs of such identified projects, was considered to be excess and was reversed. Such excess amounted to $3,500 and was included in other income in the fourth quarter of fiscal year 1999. Any future repairs outside the scope of the projects identified, if any, will be charged to repairs and maintenance as incurred. As of June 30, 1999 and 2000, the Company has $1,197 and $645 recorded, respectively, as reserves for future flood repairs, which have been classified as accrued expenses.

23.   CONTINGENCIES

      An accident, involving an explosion and fire, occurred on February 25, 1999 at Jahn Foundry, located in Springfield, Massachusetts. Nine employees were seriously injured and there were three fatalities. The damage was confined to the shell molding area and the boiler room. The other areas of the foundry remained operational. Molds were being produced at other foundries, as well as Jahn Foundry, while the repairs were made. The new shell molding department became operational in November 2000.

      The Company carries insurance for property and casualty damages (over $475 million of coverage), business interruption (approximately $115 million of coverage), general liability ($51 million of coverage) and workers' compensation (up to full statutory liability) for itself and its subsidiaries. The Company recorded charges of $750 ($450 after tax) during the third quarter of fiscal year 1999, primarily reflecting the deductibles under the Company's various insurance policies. At this time, there can be no assurance that the Company's ultimate costs and expenses resulting from the accident will not exceed available insurance coverage by an amount which could be material to its consolidated financial statements.

      In November 2000, the Company and its insurance carrier settled the Jahn Foundry property portion of the Company's claim. The settlement provided, among other things, for (i) additional payments from the carrier in the amount of $2.6 million, (ii) that of the payments received to date, totaling $26.8 million, the insurance carrier will allocate no more than $9.5 million for property damage, (iii) that the remaining proceeds of $17.3 million, will be allocated to business interruption losses and will not be subject to recovery by the insurance carrier and (iv) that the Company shall not be entitled to any additional payments unless it is determined by reference, appraisal, arbitration, litigation or otherwise that the Company's business interruption losses exceed $17.3 million. The Company plans to seek additional insurance payments through arbitration. There can be no assurance that the Company will ultimately receive any additional insurance payments or that the excess of the Company's costs and expenses resulting from the accident over the insurance payments received will not be material to its financial condition or results of operations and cash flows. As of June 30, 2000, the Company has received approximately $20,000 of insurance advances and has incurred charges approximating $14,000 related to the explosion and fire related damages. The excess of advances received over expenses incurred is recorded in accrued expenses within the consolidated balance sheet.

      A civil action has commenced in the Massachusetts Superior State Court on behalf of the estates of deceased workers, their families, injured workers and their families, against the supplier of a chemical compound used in Jahn Foundry's manufacturing process. The supplier of the chemical compound, Borden Chemical, Inc., filed a Third Party Complaint against Jahn Foundry in the Massachusetts Superior State Court on February 2, 2000 seeking indemnity for any liability it has to the plaintiffs in the civil action. The Company's comprehensive general liability insurance carrier has retained counsel on behalf of Jahn Foundry and the Company and is aggressively defending
      Jahn Foundry in the Third Pary Complaint. It is too early to assess the potential liability to Jahn Foundry for the Third Party Complaint, which in any event Jahn Foundry would aggressively defend. In addition, Jahn Foundry has brought a Third Party Counterclaim against Borden seeking compensation for losses sustained in the explosion, including amounts covered by insurance.

      On February 26, 2001, Borden filed a Third Party Complaint against the Company seeking a contribution, under Massachusetts law, from the Company in the event that the plaintiffs prevail against Borden. The Third Party Complaint alleges that the Company undertook a duty to oversee industrial hygiene, safety and maintenance at Jahn Foundry and that the Company designed, installed and maintained equipment and machinery at Jahn Foundry, and that the Company's carelessness, negligence or gross negligence caused the explosion and resulting injuries. It is too early to assess the potential liability for such a claim, which in any event the Company would aggressively defend.

      On March 30, 2001, the plaintiffs amended their complaint by adding the Company as a third party defendant. The plaintiffs allege that the Company undertook a duty to oversee industrial hygiene, safety and maintenance at Jahn Foundry and that the Company's carelessness, negligence or gross negligence caused the explosion and resulting injuries. The plaintiffs seek an unspecified amount of damages and punitive damages. It is too early to assess the potential liability to the Company for such claims, which in any event the Company would aggressively defend. The Company has filed a cross-claim for contribution against Borden.

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

      Following the Company's announcements related to accounting irregularities at the Pennsylvania Foundry Group (See Note 25), the Company, its Chief Executive Officer and its Chief Financial Officer were named as defendants in five complaints filed between January 8, 2001 and February 15, 2001 in the U.S. District Court for the District of Kansas. The complaints allege, among other things, that certain of the Company's previously issued financial statements were materially false and misleading in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the "Securities Actions"). The Securities Actions purport to have been brought on behalf of a class consisting of purchasers of the Company's common stock between January 8, 1998 and November 3, 2000. The Securities Actions seek damages in unspecified amounts. The Company believes the claims alleged in the Securities Actions have no merit and intends to defend them vigorously. There can be no assurance that an adverse outcome with respect to the Securities Actions will not have a material adverse impact on the Company's financial condition, results of operations or cash flows.

      The Company understands that on or about November 29, 2000, the Securities and Exchange Commission issued a formal order of investigation as a result of the events underlying the Company's earlier disclosure of certain accounting irregularities. The Company is cooperating with the investigation.

      In addition to these matters, from time to time, the Company is the subject of legal proceedings, including employee matters, commercial matters, environmental matters and similar claims in the normal course of business. In the opinion of management, the resolution of these matters will not have a material effect on the Company's consolidated financial statements.

24.      FINANCIAL RESULTS AND MANAGEMENT'S PLANS

      In fiscal 2000, the Company incurred a pre-tax loss of $27.6 million ($11.2 million excluding impairment charges of $16.4 million) and, as of June 30, 2000, the Company was not in compliance with certain financial covenants included in its debt agreements (See Note 10). These conditions have continued subsequent to June 30, 2000.

      To address these conditions, management has taken or is in the process of taking the following actions:

      OPERATIONS

      As discussed in Note 2, the Company has closed three unprofitable foundries during the period from November 2000 to March 2001. Operations from these foundries have been a major factor in the Company's pre-tax losses, producing combined pre-tax losses of $26.2 million ($12.5 million before impairment charges of $13.7 million) for fiscal 2000. Management believes that it will be able to transfer a significant portion of the work previously performed by these locations to other foundries, thereby increasing the utilization and profitability of these other foundries.

      Jahn Foundry has been unable to achieve the productivity and earnings levels experienced prior to the industrial accident that occurred there on February 25, 1999 (Note 23). During fiscal 2000, Jahn Foundry had pre-tax losses of $187 (after insurance payments). To improve operating results, Jahn Foundry 1) has focused on only one type of molding process, transferring work requiring a different process to G&C and La Grange and
      2) is focusing on a smaller number of key customers, with a significantly reduced workforce.

      To enhance the Company's sales and marketing efforts, the Company had previously established four corporate sales director positions that represent all locations in certain markets and has increased sales efforts at operating locations. As a result, backlog has increased since June 30, 2000.

      OTHER ACTIONS

      Management continues to pursue new or revised long-term debt arrangements with terms and covenants acceptable to the Company and to the lenders. As discussed in Note 10, over the past few years the Company has successfully negotiated with its lenders to obtain waivers for violations of various covenants of its loan agreements, and the lenders have demonstrated a history of working with the Company in providing an adequate credit facility to meet its ongoing needs, and the Company currently has forbearance agreements in place through July 2001. Management believes, however, that certain of the existing loan arrangements will need to be revised or replaced to provide the Company with the additional borrowing capacity and with financial covenants within such agreements that are achievable by the Company. Management is currently in negotiations with various financial institutions to extend, renegotiate or replace the current credit agreements on a long-term basis. The Company has received nonbinding commitments to provide long-term financing. Although management believes that it will be successful in obtaining an acceptable long-term credit facility, there can be no assurance that management will be successful in these negotiations.

25.   RESTATEMENT OF FINANCIAL STATEMENTS

      Subsequent to the issuance of the Company's 2000 financial statements, the Company's management determined that there were various accounting irregularities at its Quaker, Empire and Pennsylvania Steel subsidiaries (collectively referred to as the "Pennsylvania Foundry Group" or "PFG"). The Board of Directors authorized the Company's Audit Committee (the "Committee") to conduct an independent investigation, with the assistance of special counsel and other professionals retained by the Committee. The Committee retained special counsel, which engaged an independent consulting firm to assist in the investigation. As a result of the investigation, it was determined that certain balance sheet and income statement accounts at PFG were misstated. The Company believes the irregularities were limited to PFG.

      As a result of that investigation, the Company has concluded that a small number of PFG employees violated Company policies and procedures and used improper accounting practices, resulting in the overstatement of revenue, income and assets and the understatement of liabilities and expenses. The Company believes that certain of these same personnel also misappropriated Company funds. The direct benefit to the former employees as a result of such activities is currently believed to be approximately $2.2 million, in amounts of approximately $600 or less charged to expense in each year presented. The Company intends to pursue recovery of economic losses from insurance coverage, income tax refunds and other responsible parties, but no provision has been included herein for any potential recoveries.

      As discussed in Notes 2 and 3 herein, management considered the operating losses at PFG, recently discovered as a result of the investigation, as a primary indication of impairment and has concluded that certain asset impairment charges ($4,813, after tax) would have been taken in fiscal year 2000 had actual operating and financial information been known at that time. Accordingly, the restated amounts presented below include amounts for such impairment charges related to Pennsylvania Steel and Empire Steel. Additionally, in conjunction with the restatement of the consolidated financial statements related to the items discussed above, management also made adjustments for other errors in previously issued financial statements which had not been recorded previously because they were not material.

      As a result, the accompanying consolidated financial statements as of June 30, 2000 and 1999 and for the three years in the period ended June 30, 2000 have been restated from amounts previously reported to correct the misstatements discussed above. A summary of the significant effects of the restatement follows:

                                                            AS OF JUNE 30, 1999         AS OF JUNE 30, 2000
                                                          -----------------------     -----------------------
                                                              AS                          AS
                                                          PREVIOUSLY                  PREVIOUSLY
                                                           REPORTED   AS RESTATED      REPORTED   AS RESTATED
                                                          -----------------------     -----------------------
ASSETS
Cash and cash equivalents                                    $  4,222     $  3,906       $  5,932     $  3,815
Customer accounts receivable                                   83,235       80,678         94,988       87,401
Inventories                                                    68,777       65,409         61,804       56,123
Deferred income taxes                                                        2,401            816       10,092
Other current assets                                           18,829       14,045         26,096        9,517
Total current assets                                          175,063      166,439        189,636      166,948

Property, plant and equipment, net                            150,056      147,274        142,367      135,299
Intangible assets, net                                         32,846       32,846         31,233       28,525
Other assets                                                   15,153       13,895         13,106       10,728
Total assets                                                  373,778      361,114        377,265      342,423

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                             $ 39,452     $ 41,386       $ 40,607     $ 42,867
Accrued expenses                                               43,130       37,288         56,316       37,432
Current deferred income taxes                                   6,126
Total current liabilities                                      97,541       87,507        177,842      161,218

Long-term deferred income taxes                                 9,220       17,074          5,511       11,912
Retained earnings                                              65,011       54,527         67,467       42,848
Total stockholders equity                                     139,069      128,585        138,952      114,333


                                          FOR THE YEAR ENDED          FOR THE YEAR ENDED          FOR THE YEAR ENDED
                                             JUNE 30, 1998               JUNE 30, 1999                 JUNE 30, 2000
                                       ------------------------    ------------------------    --------------------------
                                           AS                          AS                          AS
                                       PREVIOUSLY                  PREVIOUSLY                  PREVIOUSLY
                                        REPORTED    AS RESTATED     REPORTED    AS RESTATED     REPORTED    AS RESTATED
                                       ------------------------    ------------------------    --------------------------
STATEMENT OF OPERATIONS
Net sales                                 $ 373,768   $  373,107      $ 475,559   $  477,405    $  468,301     $ 461,137
Cost of goods sold                          318,280      322,002        407,787      417,816       414,748       419,299
Operating expenses                           29,648       29,696         42,476       43,084        52,331        59,926
Income (loss) before taxes                   21,496       17,065         16,707        7,916       (8,296)      (27,606)
Income taxes expense (benefit)                8,731        6,823          6,901        4,844      (10,752)      (15,927)
Net income (loss)                            12,765       10,242          9,806        3,072         2,456      (11,679)

NET EARNINGS (LOSS) PER COMMON
  AND EQUIVALENT SHARES:
    Basic                                $   1.56     $   1.25       $   1.26     $   0.39      $   0.32      $  (1.53)
                                         ========== ============     ========== ============  ============    =========
    Diluted                              $   1.55     $   1.25       $   1.26     $   0.39      $   0.32      $  (1.53)
                                         ========== ============     ========== ============  ============    =========

STATEMENT OF RETAINED EARNINGS
Retained earnings, July 1, 1997          $ 42,440     $ 41,213
                                         ========== ============

                                     ******