Form 10-Q
period 2000-09-30
ATCHISON CASTING CORP
filed 2001-05-11
CIK 911115

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[   ]          TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                            -------------------------

Commission File Number 1-12541

                          Atchison Casting Corporation
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Kansas                                   48-1156578
-------------------------------------   ----------------------------------------
   (State of other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

      400 South Fourth Street, Atchison, Kansas              66002
---------------------------------------------------      ----------------
      (Address of principal executive offices)             (Zip Code)

(Registrant's telephone number, including area code) (913) 367-2121

                                 Not Applicable
--------------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                            if changed since last report.)

                          ----------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements from the past 90 days. Yes    No X
                                              ---   ---

There were 7,689,347 shares of common stock, $.01 par value per share, outstanding on May 11, 2001

                                     PART I

ITEM 1.  Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                                                         September 30,             June 30,
                                                                              2000                   2000
                                                                        -----------------      -----------------
                           ASSETS
                         ------------



CURRENT ASSETS:
    Cash and cash equivalents                                                     $4,185                 $3,815
    Customer accounts receivable, net of allowance for
      doubtful accounts of $634 and $584, respectively                            80,536                 87,401
    Inventories                                                                   54,928                 56,123
    Deferred income taxes                                                          9,544                 10,092
    Other current assets                                                          10,852                  9,517

                                                                        -----------------      -----------------
             Total current assets                                                160,045                166,948


PROPERTY, PLANT AND EQUIPMENT, Net                                               135,574                135,299

INTANGIBLE ASSETS, Net                                                            28,098                 28,525

DEFERRED FINANCING COSTS, Net                                                        918                    923

OTHER ASSETS                                                                      10,870                 10,728



                                                                        -----------------      -----------------
TOTAL                                                                           $335,505               $342,423
                                                                        =================      =================

                         See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                                   (Unaudited)
                        (In thousands, except share data)

                                                                         September 30,             June 30,
                                                                              2000                   2000
                                                                        -----------------      -----------------
             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                             $46,130                $42,867
    Accrued expenses                                                              33,268                 37,432
    Current maturities of long-term obligations                                  114,683                 80,919

                                                                        -----------------      -----------------
           Total current liabilities                                             194,081                161,218

LONG-TERM OBLIGATIONS                                                              6,867                 36,691

DEFERRED INCOME TAXES                                                             11,362                 11,912

OTHER LONG-TERM OBLIGATIONS                                                        2,441                  2,683

EXCESS OF FAIR VALUE OF ACQUIRED NET ASSETS
     OVER COST, Net of accumulated amortization of $2,518
     and $2,298, respectively                                                      3,814                  4,843

POSTRETIREMENT OBLIGATION OTHER THAN PENSION                                       9,422                  9,199

MINORITY INTEREST IN SUBSIDIARIES                                                  1,478                  1,544

                                                                        -----------------      -----------------
           Total liabilities                                                     229,465                228,090


STOCKHOLDERS' EQUITY:

     Preferred stock, $.01 par value, 2,000,000
       authorized shares; no shares issued and outstanding                             -                      -

     Common stock, $.01 par value, 19,300,000
       authorized shares; 8,312,049 and 8,295,974
       shares issued, respectively                                                    83                     83

     Class A common stock (non-voting), $.01 par value, 700,000
       authorized shares; no shares issued and outstanding                             -                      -

     Additional paid-in capital                                                   81,517                 81,460

     Retained earnings                                                            36,982                 42,848

     Accumulated other comprehensive income (loss)                                (6,494)                (4,010)
                                                                        -----------------      -----------------
                                                                                 112,088                120,381
     Less shares held in treasury:
       Common stock, 622,702 shares,  at cost                                     (6,048)                (6,048)


                                                                        -----------------      -----------------
           Total stockholders' equity                                            106,040                114,333

                                                                        -----------------      -----------------
TOTAL                                                                           $335,505               $342,423
                                                                        =================      =================

                 See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (In thousands, except share data)


                                                                     Three Months Ended
                                                                        September 30,
                                                                  2000                   1999
                                                                                     (As restated,
                                                                                     see Note 13)
                                                            -----------------      -----------------
NET SALES                                                            $99,208               $108,914

COST OF GOODS SOLD                                                    95,208                 98,497

                                                            -----------------      -----------------
GROSS PROFIT                                                           4,000                 10,417


OPERATING EXPENSES:

  Selling, general and administrative                                  9,429                  9,989

  Amortization of intangibles, net                                       (68)                  (157)

                                                            -----------------      -----------------
     Total operating expenses                                          9,361                  9,832


                                                            -----------------      -----------------
OPERATING INCOME (LOSS)                                               (5,361)                   585

INTEREST EXPENSE                                                       2,605                  2,234

MINORITY INTEREST IN NET LOSS                                            (12)                    (9)
  OF SUBSIDIARIES

                                                            -----------------      -----------------
LOSS BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                                                (7,954)                (1,640)

INCOME TAX BENEFIT                                                    (2,634)                  (453)

                                                            -----------------      -----------------
LOSS BEFORE CUMULATIVE EFFECT OF
  A CHANGE IN ACCOUNTING PRINCIPLE                                    (5,320)                (1,187)

CUMULATIVE EFFECT ON PRIOR YEARS (TO JUNE 30,
  2000) OF A CHANGE IN ACCOUNTING FOR DERIVATIVE
  FINANCIAL INSTRUMENTS, NET OF $364 TAX BENEFIT                        (546)                    --

                                                            -----------------      -----------------
NET LOSS                                                             ($5,866)               ($1,187)
                                                            =================      =================



LOSS PER SHARE - BASIC AND DILUTED:

  LOSS BEFORE CUMULATIVE EFFECT OF A
    CHANGE IN ACCOUNTING PRINCIPLE                                    ($0.69)                ($0.16)

  CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
     FOR DERIVATIVE FINANCIAL INSTRUMENTS                             ($0.07)                    --

                                                            -----------------      -----------------
  NET LOSS                                                            ($0.76)                ($0.16)
                                                            =================      =================



WEIGHTED AVERAGE NUMBER OF
  SHARES USED IN CALCULATION:

    BASIC                                                          7,673,449              7,636,981
                                                            =================      =================

    DILUTED                                                        7,673,449              7,636,981
                                                            =================      =================

                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (In thousands)

                                                                      Three Months Ended
                                                                          September 30,
                                                                   2000                    1999
                                                                                       (As restated,
                                                                                        see Note 13 )
                                                             -----------------       -----------------
NET LOSS                                                              ($5,866)                ($1,187)

OTHER COMPREHENSIVE INCOME (LOSS):

  Foreign currency translation adjustments                             (2,484)                    876

                                                             -----------------       -----------------
OTHER COMPREHENSIVE INCOME (LOSS)                                     ($8,350)                  ($311)
                                                             =================       =================

                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                 (In thousands)

                                                                                 Three Months Ended
                                                                                     September 30,
                                                                               2000                   1999
                                                                                                 (As restated,
                                                                                                  see Note 13)
                                                                         -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                                     ($5,866)               ($1,187)

     Adjustments to reconcile net loss to
       net cash from operating activities:
             Depreciation and amortization                                          3,071                  3,385
             Minority interest in net loss of subsidiaries                            (21)                    (8)
             (Gain) loss on disposal of capital assets                               (354)                    50
             Deferred income taxes                                                   (571)                   (65)
             Changes in assets and liabilities:
               Receivables                                                          5,641                  1,905
               Inventories                                                             66                  4,633
               Other current assets                                                (1,550)                (4,234)
               Accounts payable                                                     4,033                   (170)
               Accrued expenses                                                    (3,570)                (2,753)
               Postretirement obligation other
                 than pension                                                         223                    153
               Other                                                                 (688)                   314

                                                                         -----------------      -----------------
                         Cash provided by operating activities                        414                  2,023
                                                                         -----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                          (4,644)                (3,219)
     Proceeds from sale of capital assets                                             731                     26
     Payment for purchase of minority interest in subsidiaries                          -                 (2,408)

                                                                         -----------------      -----------------
                         Cash used in investing activities                         (3,913)                (5,601)
                                                                         -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock, net of costs                              57                     60
     Payments on long-term obligations                                             (3,800)                (4,349)
     Capitalized financing costs paid                                                 (78)                     -
     Net borrowings under revolving loan note                                       7,828                  6,060

                                                                         -----------------      -----------------
                         Cash provided by financing activities                      4,007                  1,771

EFFECT OF EXCHANGE RATE ON CASH                                                      (138)                   141

                                                                         -----------------      -----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 $370                ($1,666)

CASH AND CASH EQUIVALENTS, Beginning of period                                      3,815                  3,906

                                                                         -----------------      -----------------
CASH AND CASH EQUIVALENTS, End of period                                           $4,185                 $2,240
                                                                         =================      =================

                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         1.    Accounting Policies and Basis of Presentation

               The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended June 30, 2000, as included in the Company's amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2000.

               The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

               Certain September 30, 1999 amounts have been reclassified to conform with September 30, 2000 classifications.

         2.    Inventories

                                                           As of
                                              -------------------------------
                                                Sept. 30,        June 30,
                                                  2000             2000
                                                  ----             ----
                                                       (Thousands)
               Raw materials                        $ 8,542          $ 8,491
               Work-in-process                       34,049           33,656
               Finished goods                         9,662           11,038
               Supplies                               2,675            2,938
                                              --------------   --------------
                                                   $ 54,928         $ 56,123
                                              ==============   ==============

         3.    Income Taxes

               Income tax expense (benefit) consisted of:

                                                    Three Months Ended
                                                        Sept. 30,
                                                  2000             1999
                                                                (As restated,
                                                                see Note 13)
                                              --------------   --------------
                                                       (Thousands)
    Current:
         Domestic                                 $ (2,544)         $  (756)
         Foreign                                       117              368
                                              --------------   --------------
                                                    (2,427)            (388)


    Deferred:
         Domestic                                     (472)            (325)
         Foreign                                       (99)             260
                                              --------------   --------------
                                                      (571)             (65)

                                              --------------   --------------
    Total                                         $ (2,998)         $  (453)
                                              ==============   ==============

         4.    Supplemental Cash Flow Information

                                                     Three Months Ended
                                                          Sept. 30,
                                                   2000              1999
                                                                 (As restated,
                                                                 see Note 13)
                                              ---------------   ----------------
                                                         (Thousands)
    Cash paid during the period for:
         Interest                                   $  3,453           $  2,480
                                              ===============   ================
         Income Taxes                                $   196            $   869
                                              ===============   ================

         5.    Earnings Per Share

               Following is a reconciliation of basic and diluted EPS for the three month period ended September 30, 2000 and 1999, respectively.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                                    Weighted       Loss Per
                                                 Net Loss        Average Shares      Share
                                              ----------------  ----------------- -------------
Basic EPS
  Loss before cumulative
     effect of a change in accounting
     principle available to common
     stockholders                               $ (5,320,000)         7,673,449      $  (0.69)
  Cumulative effect on prior years (to
     June 30, 2000) of a change in
     accounting for derivative financial
     instruments, net of $364,000 tax
     benefit                                        (546,000)                           (0.07)
Effect of Dilutive Securities:
   Options
                                              ----------------  ---------------- --------------
Diluted EPS                                     $ (5,866,000)         7,673,449      $  (0.76)
                                              ================  ================ ==============

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                                    Weighted       Loss Per
                                                 Net Loss        Average Shares      Share
                                              ----------------  ----------------- -------------
Basic EPS
  Loss available to
     common stockholders                        $ (1,187,000)         7,636,981      $  (0.16)
Effect of Dilutive Securities:
   Options
                                              ----------------  ---------------- --------------
Diluted EPS                                     $ (1,187,000)         7,636,981      $  (0.16)
                                              ================  ================ ==============

         6.    New Accounting Standards

               Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." SFAS No. 133 and 138 require companies to record derivative instruments as assets or liabilities, measured at fair value. The recognition of gains or losses resulting from changes in the values of those derivative instruments is based on the use of each derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows.

               At July 1, 2000, the Company had derivatives in the form of foreign exchange contracts ("FX contracts") to buy and sell various currencies. The Company uses FX contracts as an economic hedge of trade receivables and payables denominated in foreign currencies, as well as anticipated sales to foreign customers in the customers' local currency. On July 1, 2000, the Company recorded its FX contracts at their fair value of approximately ($910,000). This resulted in a charge to income of approximately $910,000 ($546,000 net of deferred income tax benefit). This is presented in the Company's consolidated financial statements as the cumulative effect of a change in accounting principle. Additionally, the translation of the foreign denominated trade receivables resulted in the increase in value of the receivables and the Company recorded a currency translation gain of approximately $435,000 ($264,000 net of deferred income tax expense).

               On September 30, the Company recorded its FX contracts at their fair value of approximately ($90,000). This resulted in a gain of approximately $820,000 ($492,000 net of deferred income tax expense). Additionally, the translation of the foreign denominated trade receivables resulted in a decrease in the value of the receivables and the Company recorded a currency translation loss of approximately $270,000 ($162,000 net of deferred income tax benefit).


         7.    Impairment at and Closure of Claremont Foundry, Inc.

               During fiscal year 2000, the Company recorded an impairment loss associated with the planned closure of Claremont Foundry, Inc. ("Claremont"). The resulting impairment charge of $3.4 million ($2.1 million, net of tax) to reduce the carrying value of these fixed assets was recorded in the fourth quarter ended June 30, 2000. During the fourth quarter of fiscal 2000, the Company's Board of Directors committed to a plan for the closure of Claremont as a result of continued operating losses. As such, the carrying values of Claremont's fixed assets were written down to the Company's estimates of fair value, which was based on discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. Prior to the impairment charge, these assets had a carrying value of $3.5 million. The Company transferred as much work as possible to its other foundries, and closed the foundry by November 30, 2000. For the first quarter of fiscal 2000 and fiscal 2001, Claremont recorded net sales of $1.5 million and $353,000, respectively, and incurred net losses of $374,000 and $458,000, respectively.

               In addition to the long-lived asset impairment, the Company recognized certain other exit costs associated with the closure of Claremont in fiscal year 2001 related to employee termination costs. The number of employees terminated in the process was approximately 45. As such, in the second quarter of fiscal year 2001, the Company recognized approximately $113,000 in severance benefits related to the Claremont closure.


         8. Impairment at and Closure of Pennsylvania Steel Foundry & Machine Company

               Following the discovery of accounting irregularities as discussed in Note 13, which revealed substantial operating losses at the Company's three Pennsylvania foundry operations, the Company considered the now known losses as a primary indicator of impairment. An impairment loss was recognized as the future undiscounted cash flows of Pennsylvania Steel Foundry & Machine Company ("Pennsylvania Steel") were estimated to be insufficient to recover the carrying value of the fixed assets. Accordingly, in connection with the restatement of the fiscal year 2000 financial statements, the carrying values of Pennsylvania Steel's fixed assets were written down to the Company's estimates of fair value, which was based on discounted future cash flows. The resulting impairment charge of $3.5 million ($2.1 million, net of tax) to reduce the carrying value of these fixed assets was recorded in the fourth quarter ended June 30, 2000. Actual results could vary significantly from such estimates. Prior to the impairment charge, these assets had a carrying value of $4.8 million. Subsequently, on February 28, 2001 the Company closed Pennsylvania Steel and intends to transfer as much work as possible to the other two Pennsylvania foundries. For the first quarter of fiscal 2000 and fiscal 2001, Pennsylvania Steel recorded net sales of $2.9 million and $2.1 million, respectively, and incurred net losses of $1.2 million and $623,000, respectively.

               In addition to the long-lived asset impairment, the Company will recognize other exit costs associated with the closure of

               Pennsylvania Steel in fiscal 2001 related to the employee termination costs. The Company terminated approximately 75 employees and will recognize a charge for severance benefits of approximately $20,000 in the third quarter ended March 31, 2001.

               Other costs directly related to the closure of Pennsylvania Steel which are not eligible for recognition at the commitment date will be expensed as incurred under EITF 94-3, "Liability Recognition for Certain Employee Termination Benefit and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."


         9.    Impairment at and Closure of PrimeCast, Inc.

               The Company recognized an impairment charge of $6.9 million ($4.3 million, net of tax) to reduce the carrying value of fixed assets at PrimeCast, Inc. ("PrimeCast") in the fourth quarter ended June 30, 2000. The Company considered continued operating losses, caused primarily by the bankruptcy of PrimeCast's major customer in June 1999 and subsequent closure of facilities to which PrimeCast supplied a significant amount of castings, as the primary indicator of impairment. An impairment loss was recognized as the future undiscounted cash flows of PrimeCast were estimated to be insufficient to recover the carrying values of the fixed assets. As such, the carrying values of these assets were written down to the Company's estimate of fair value, which was based upon discounted future cash flows of PrimeCast. Following continued losses in fiscal 2001, the Company announced, on January 23, 2001, plans to close PrimeCast. The closure was completed by March 31, 2001. Prior to the impairment charge, these assets had a remaining carrying amount of $8.2 million. For the first quarter of fiscal 2000 and fiscal 2001, PrimeCast recorded net sales of $5.8 million and $4.6 million, respectively, and incurred net losses of $665,000 and $1.2 million, respectively.

               In addition to the long-lived asset impairment, the Company recognized certain other exit costs associated with the closure of PrimeCast in fiscal 2001 related to employee termination costs. The Company terminated approximately 225 employees and recognized a charge for severance benefits of approximately $175,000 in the quarter ended March 31, 2001.

               Other costs directly related to the closure of PrimeCast which are not eligible for recognition at the commitment date will be expensed as incurred under EITF 94-3, "Liability Recognition for Certain Employee Termination Benefit and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

        10.    Contingencies

               An accident, involving an explosion and fire, occurred on February 25, 1999 at Jahn Foundry Corp. ("Jahn Foundry"), located in Springfield, Massachusetts. Nine employees were seriously injured and there were three fatalities. The damage was confined to the shell molding area and boiler room. The other areas of the foundry remained operational. Molds were being produced at other foundries, as well as Jahn Foundry, while the repairs were made. The new shell molding department became operational in November 2000.

               The Company carries insurance for property and casualty damages (over $475 million of coverage), business interruption (approximately $115 million of coverage), general liability ($51 million of coverage) and workers' compensation (up to full statutory liability) for itself and its subsidiaries. The Company recorded charges of $750,000 ($450,000 after tax) during the third quarter of fiscal 1999, primarily reflecting the deductibles under the Company's various insurance policies. At this time, there can be no assurance that the Company's ultimate costs and expenses resulting from the accident will not exceed available insurance coverage by an amount, which could be material to its financial condition or results of operations and cash flows.

               In November 2000, the Company and its insurance carrier settled the Jahn Foundry property portion of the Company's claim. The settlement provided, among other things, (i) for additional payments from the carrier in the amount of $2.6 million, (ii) that of the payments received to date, totaling $26.8 million, the insurance carrier will allocate no more than $9.5 million for property damage, (iii) that the remaining proceeds of $17.3 million will be allocated to business interruption losses and will not be subject to recovery by the insurance carrier and (iv) that the Company shall not be entitled to any additional payments unless it is determined by reference, appraisal, arbitration, litigation or otherwise that the Company's business interruption losses exceed $17.3 million. The Company disagrees with the insurance carrier regarding the duration and amount of the business interruption losses. The Company plans to seek additional insurance payments through arbitration. There can be no assurance that the Company will ultimately receive any additional insurance payments or that the excess of the Company's costs and expenses resulting from the accident over the insurance payments received will not be material to its financials condition or results of operations and cash flows. As of September 30, 2000, the Company has received approximately $24.2 million of insurance advances and has incurred charges of approximately $14.4 million related to the explosion and fire-related damages.

               The excess advances over expenses incurred is recorded in accrued expenses within the consolidated balance sheet.

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

               A civil action has been commenced in Massachusetts Superior State Court on behalf of the estates of deceased workers, their families, injured workers and their families, against the supplier of a chemical compound used in Jahn Foundry's manufacturing process. The supplier of the chemical compound, Borden Chemical, Inc. ("Borden"), filed a Third Party Complaint against Jahn Foundry in Massachusetts Superior State Court on February 2, 2000 seeking indemnity for any liability it has to the plaintiffs in the civil action. The Company's comprehensive general liability insurance carrier has retained counsel on behalf of Jahn Foundry and the Company and is aggressively defending Jahn Foundry in the Third Party Complaint. It is too early to assess the potential liability to Jahn Foundry for the Third Party Complaint, which in any event Jahn Foundry would aggressively defend. In addition, Jahn Foundry has brought a Third Party Counterclaim against Borden seeking compensation for losses sustained in the explosion, including amounts covered by insurance.

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

               Following the Company announcements related to accounting irregularities at the Pennsylvania Foundry Group as discussed in
               Note 13, the Company, its Chief Executive Officer and its Chief Financial Officer were named as defendants in five complaints filed between January 8, 2001 and February 15, 2001 in the U.S. District Court for the District of Kansas. The complaints allege, among other things, that certain of the Company's previously issued financial statements were materially false and misleading in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the "Securities Actions"). The Securities Actions purport to have been brought on behalf of a class consisting of purchasers of the Company's common stock between January 8, 1998 and November 3, 2000. The Securities Actions seek damages in unspecified amounts. The Company believes that the claims alleged in the Securities Actions have no merit and intends to defend them vigorously. There can be no assurance that an adverse outcome with respect to the Securities Actions will not have a material adverse impact on the Company's financial condition, results of operations or cash flows.

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


        11.    Loan Amendments

               On September 29, 2000, the Company and certain of its lenders entered into a Forbearance Agreement to the Amended and Restated Credit Agreement (the "Credit Agreement"). This Forbearance Agreement provided that, among other things, the Company's lenders would forbear from enforcing their rights with respect to certain existing defaults through December 15, 2000. However, a condition to the effectiveness of this Forbearance Agreement was never met. The Company borrowed the maximum amount available under its revolving credit facility in order to meet its cash needs on an ongoing basis while it has been in technical default under its Credit Agreement.

               On April 13, 2001, the Company and certain of its lenders entered into the Tenth Amendment and Forbearance Agreement to the Credit Agreement. The Tenth Amendment provides that, among other things, these lenders will forbear from enforcing their rights with respect to certain existing defaults through July 30, 2001. This amendment also provides that loans under this revolving credit facility will bear interest at fluctuating rates of (1) the agent bank's corporate base rate plus 1.75% (for loans up to $70 million less outstanding letters of credit) and the agent bank's corporate base rate plus 1.25% (for loans in excess of such amount); or (2) LIBOR plus 4.25%. The domestic rate spread of 1.25% and the LIBOR spread of 4.25% described in the preceding sentence will be reduced by .25% (25 basis points) after the Company has satisfied the agent bank (which acts as collateral agent for the lenders under the Credit Agreement as well as for the holder of the Company's senior notes ("the Notes")) that it has delivered the documents and satisfied related requirements set forth in the Tenth Amendment required to grant the lenders valid first mortgages on the Company's Canadian real estate. This amendment also requires the Company to maintain minimum cumulative earnings before interest, taxes, depreciation and amortization (without giving effect to Fonderie d'Autun and subject to certain other adjustments) ("EBITDA").

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

               On April 19, 2001, the Company and the lenders under the Master Security Agreement with General Electric Capital Corporation (the "GE Financing") entered into an agreement, which provides, among other things, that these lenders will forbear from enforcing their rights with respect to certain existing defaults through the earlier of September 30, 2001 or any date on which the Tenth Amendment to the Credit Agreement is breached.

               The Company has not been in compliance with certain financial covenants under the Credit Agreement, Note Purchase Agreement and the GE Financing, and, accordingly, such amounts have been classified as current liabilities.


        12.    Financial Results and Management's Plans

               In fiscal 2000, the Company incurred a pre-tax loss of $27.6 million ($11.2 million excluding impairment charges of $16.4 million) and, as of June 30, 2000, the Company was not in compliance with certain financial covenants included in its debt agreements (See Note 11). These conditions have continued subsequent to June 30, 2000.

               To address these conditions, management has taken or is in the process of taking the following actions:

               Operations

               As discussed in Notes 7, 8 and 9, the Company has closed three unprofitable foundries during the period from November 2000 to March 2001. Operations from these foundries have been a major factor in the Company's pre-tax losses, producing combined pre-tax losses of $26.2 million ($12.5 million before impairment charges of $13.7 million) for fiscal 2000. Management believes that it will be able to transfer a significant portion of the work previously performed by Claremont and Pennsylvania Steel to other foundries, thereby increasing the utilization and profitability of these other foundries.

               Jahn Foundry has been unable to achieve the productivity and earnings levels experienced prior to the industrial accident that occurred there on February 25, 1999 (Note 10). During fiscal 2000, Jahn Foundry had pre-tax losses of $187,000 (after insurance payments). Excluding non-recurring insurance gains of $10.9 million, Jahn Foundry has had pre-tax losses of $3.9 million for the first nine months of fiscal 2001. To improve operating results, Jahn Foundry 1) has focused on only one type of molding process, transferring work requiring a different process to The G&C Foundry Company and La Grange Foundry Inc. and
               2) is focusing on a smaller number of key customers, with a significantly reduced workforce.

               To enhance the Company's sales and marketing efforts, the Company had previously established four corporate sales director positions that represent all locations in certain markets and has increased sales efforts at operating locations. As a result, backlog has increased since June 30, 2000.

               Other Actions

               Management continues to pursue new or revised long-term debt arrangements with terms and covenants acceptable to the Company and to the lenders. Over the past few years the Company has successfully negotiated with its lenders to obtain amendments, waivers and forbearances for violations of various covenants of its loan agreements, and the lenders have demonstrated a history of working with the Company in providing an adequate credit facility to meet its ongoing needs. The Company currently has forbearance agreements in place through at least July 2001. Management believes, however, that certain of the existing loan arrangements will need to be revised or replaced to provide the Company with the additional borrowing capacity and with financial covenants within such agreements that are achievable by the Company. Management is currently in negotiations with various financial institutions to extend, renegotiate or replace the current credit agreements on a long-term basis. Although management believes that it will be successful in obtaining an acceptable long-term credit facility, there can be no assurance that management will be successful in these negotiations.


        13.    Restatement of Financial Statements

               Subsequent to the issuance of the Company's 2000 financial statements, the Company's management determined that there were various accounting irregularities at its Quaker Alloy, Inc., Empire Steel Castings, Inc. and Pennsylvania Steel subsidiaries (collectively referred to as the "Pennsylvania Foundry Group" or "PFG"). The Board of Directors authorized the Company's Audit Committee (the "Committee") to conduct an independent investigation, with the assistance of special counsel and other professionals retained by the Committee. The Committee retained special counsel, which engaged an independent consulting firm to assist in the investigation. As a result of the investigation, it was determined that certain balance sheet and income statement accounts at PFG were misstated. The Company believes the irregularities were limited to PFG.

               As a result of that investigation, the Company has concluded that a small number of PFG employees violated Company policies and procedures and used improper accounting practices, resulting in the overstatement of revenue, income and assets and the understatement of liabilities and expenses. The Company believes that certain of these same personnel also misappropriated Company funds. The direct benefit to the former employees as a result of such activities is currently believed to be approximately $2.2 million. The Company believes the accounting irregularities primarily resulted from a scheme to cover up such benefits and the actual operating results at these subsidiaries. The
               Company intends to pursue recovery of economic losses from insurance coverage, income tax refunds and other responsible parties, but no provision has been included herein for any potential recoveries.

               In conjunction with the restatement of consolidated financial statements related to the items discussed above, management also made adjustments for other errors in previously issued financial statements which had not been recorded previously because they were not material. As a result, the accompanying consolidated financial statements for the three month period ended September 30, 1999 have been restated from amounts previously reported to correct the misstatements discussed above. A summary of the significant effects of the restatement to the statement of operations follows:

                                                        Three Months Ended
                                                         September 30, 1999
                                                --------------------------------------
                                                      As
                                                  Previously
                                                   Reported          As Restated
                                                ----------------   ----------------
                                                        (In thousands, except
                                                           per share data)
               STATEMENT OF OPERATIONS

               Net sales                              $ 109,693          $ 108,914
               Cost of goods sold                        96,980             98,497
               Operating expenses                         9,611              9,832
               Income (loss) before taxes                   877             (1,640)
               Income tax expense (benefit)                 265               (453)
               Net income (loss)                            612             (1,187)

               Net earnings (loss) per share:

                 Basic                                 $   0.08         $    (0.16)
                 Diluted                                   0.08              (0.16)

ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

RESTATEMENT OF FINANCIAL RESULTS

The Company previously announced that it had discovered accounting irregularities at its Quaker Alloy, Inc. ("Quaker Alloy"), Empire Steel Castings, Inc. ("Empire Steel") and Pennsylvania Steel Foundry & Machine Company ("Pennsylvania Steel") subsidiaries (collectively referred to as the "Pennsylvania Foundry Group"). The Board of Directors authorized the Company's Audit Committee (the "Committee") to conduct an independent investigation, with the assistance of special counsel and other professionals retained by the Committee. The Committee retained Jenner & Block, LLC as special counsel, and Jenner & Block engaged PricewaterhouseCoopers LLP to assist in the investigation. As a result of the investigation, it was determined that certain balance sheet and income statement accounts at the Pennsylvania Foundry Group were affected. The Company believes the irregularities were limited to the Pennsylvania Foundry Group.

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

In conjunction with the restatement of consolidated financial statements related to the items discussed above, management also made adjustments for other errors in previously issued financial statements which had not been recorded previously because they were not material. As a result, the consolidated financial statements for the three months ended September 30, 1999 have been restated from amounts previously reported to correct the items discussed above. A summary of the significant effects of the restatement is included in Note 13 to the consolidated financial statements. Additionally, Management's Discussion and Analysis of Financial Condition and Results of Operations has been revised for the effects of the restatement.

RESULTS OF OPERATIONS:

Net sales for the first quarter of fiscal 2001 were $99.2 million, representing a decrease of $9.7 million, or 8.9%, from net sales of $108.9 million in the first quarter of fiscal 2000. The decrease in net sales was due primarily to decreases in net sales to the rail, mining and military markets. Net sales of Sheffield Forgemasters Group Limited

("Sheffield") for the first quarter of fiscal 2001 decreased $3.3 million from net sales in the first quarter of fiscal 2000. In addition to the weak market conditions, net sales have also been impacted by the bankruptcy and subsequent cessation of operations of a major customer at the Company's PrimeCast, Inc. ("PrimeCast") subsidiary. PrimeCast aggressively worked at replacing the volume lost from Beloit Corporation ("Beloit"), which filed for bankruptcy in June 1999. During February 2000, Beloit was sold at auction, in parts, and as a result, the plants to which PrimeCast supplied castings subsequently ceased operations. For the first quarter of fiscal 2001, PrimeCast's net sales decreased $1.1 million from net sales in the first quarter of fiscal 2000. In addition, the Company closed Claremont Foundry, Inc. ("Claremont") in November 2000. Claremont's net sales in the first quarter of fiscal 2001 decreased $1.1 million from net sales in the first quarter of fiscal 2000.

Gross profit for the first quarter of fiscal 2001 decreased $6.4 million, or 61.5%, to $4.0 million, or 4.0 % of net sales, compared to $10.4 million, or 9.6% of net sales, for the first quarter of fiscal 2000. The decrease in gross profit and gross profit as a percentage of net sales was primarily due to lower net sales and reduced absorption of overhead at the Company's subsidiaries which primarily serve the rail, mining and military markets. The largest impact of these weak market conditions was at Sheffield, where its gross profit for the first quarter of fiscal 2001 decreased by $1.1 million to $1.9 million, or 7.9% of net sales, compared to $3.0 million, or 11.0% of net sales, in the first quarter of fiscal 2000.

Gross profit at Jahn Foundry Corp. ("Jahn Foundry") in the first quarter of fiscal 2001 decreased $1.7 million, to a gross loss of $1.1 million, or 54.5% of net sales, compared to a gross profit of $564,000, or 22.6% of net sales, in the first quarter of fiscal 2000, primarily as a result of the industrial accident in February 1999 that shut down the shell mold department until the second quarter of fiscal 2001.

In addition to the lower sales volume after the loss of Beloit as a major customer, PrimeCast's results were impacted by a labor strike that was settled on September 29, 2000 and by a serious injury to an employee that resulted in increased workers' compensation expense of approximately of $375,000. The gross loss at PrimeCast in the first quarter of fiscal 2001 increased $1.0 million to $1.4 million, or 29.5% of net sales, compared to a gross loss of $410,000, or 7.1% of net sales in the first quarter of fiscal 2000.

Selling, general and administrative expense ("SG&A") for the first quarter of fiscal 2001 was $9.4 million, or 9.5% of net sales, compared to $10.0 million, or 9.2% of net sales, in the first quarter of fiscal 2000. The increase in SG&A expense as a percentage of net sales is primarily due to the decrease in net sales. Included in SG&A in the first quarter of fiscal 2001 was a net gain of approximately $550,000 ($380,000, net of tax) to record the Company's foreign exchange contracts and related foreign denominated trade receivables at fair value (see Note 6). Offsetting this gain were expenses of approximately $520,000 ($312,000, net of tax) of fees and audit and appraisal expenses incurred by the Company in pursuing various options to refinance its bank credit facility. Included in SG&A in the first quarter of fiscal 2000 was a charge of $148,500 ($89,000 net of tax) relating to fines levied by the Occupational Safety and Health Administration ("OSHA") concerning an industrial accident at Jahn Foundry (see "Liquidity and Capital Resources").

The Company has recorded intangible assets, consisting of goodwill, in connection with certain of the Company's acquisitions. Amortization of these assets for the first quarter of fiscal 2001 was expense of $340,000, or 0.3% of net sales, as compared to $374,000, or 0.3% of net sales, in the first quarter of fiscal 2000. The Company has also recorded a liability, consisting of the excess of acquired net assets over cost ("negative goodwill"), in connection with the acquisitions of Canadian Steel Foundries Ltd. ("Canadian Steel") and Fonderie d'Autun ("Autun"). The amortization of negative goodwill was a credit to income in the first quarter of fiscal 2001 of $408,000, or 0.4% of net sales, as compared to $531,000, or 0.5% of net sales, in the first quarter of fiscal 2000. The liability recorded in connection with the acquisition of Canadian Steel became fully amortized in the second quarter of fiscal 2000.

Interest expense for the first quarter of fiscal 2001 increased to $2.6 million, or 2.6% of net sales, from $2.2 million or 2.0% of net sales, in the first quarter of fiscal 2000. The increase in interest expense primarily reflects higher average interest rates on the Company's outstanding indebtedness.

The income tax benefit for the first quarter of fiscal 2001 reflected the combined federal, state and provincial statutory rate of approximately 33%. Income tax expense for the first quarter of fiscal 2000 reflected a rate of approximately 22%. In addition, the Company recorded an $87,000 tax refund at its Sheffield subsidiary in the first quarter of fiscal 2000. The effective tax rates are lower than the combined federal, state and provincial statutory rates primarily due to the impact of non-deductible goodwill and foreign dividends. The Company's combined effective tax rate reflects the different federal, state and provincial statutory rates of the various jurisdictions in which the Company operates, and the proportion of taxable income earned in each of those tax jurisdictions.

Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." SFAS No. 133 and 138 require companies to record derivative instruments as assets or liabilities, measured at fair value. The recognition of gains or losses resulting from charges in the values of those derivative instruments is based on the use of each derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows.

At July 1, 2000, the Company had derivatives in the form of foreign exchange contracts ("FX contracts") to buy and sell various currencies. The Company uses FX contracts as an economic hedge of trade receivables and payables denominated in foreign currencies, as well as anticipated sales to foreign customers in the customers' local currency. On July 1, 2000, the Company recorded its FX contracts at their fair value, which resulted in a charge to income of approximately $910,000 ($546,000 net of deferred income tax benefit). This is presented in the Company's consolidated financial statements as the cumulative effect of a change in accounting principle.

As a result of the foregoing, the net loss for the first quarter of fiscal 2001 was $5.9 million compared to a net loss of $1.2 million for the first quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by operating activities for the first three months of fiscal 2001 was $414,000, a decrease of $1.6 million from the first three months of fiscal 2000. This decrease was primarily attributable to the net loss incurred by the Company, partially offset by reduced inventory balances, the accelerated collection of trade receivables and more aggressive management of trade payable balances.

Working capital was a negative $34.0 million at September 30, 2000, as compared to $5.7 million at June 30, 2000. The working capital levels primarily reflect the classification of $107.4 million and $72.8 million of the Company's bank credit facility, term loan and senior notes with an insurance company as current at September 30, 2000 and June 30, 2000, respectively. The Company has not been in compliance with certain financial covenants under the Credit Agreement, Note Purchase Agreement and the GE Financing, as defined below, and, accordingly, such amounts have been classified as current liabilities.

During the first three months of fiscal 2001, the Company made capital expenditures of $4.6 million, as compared to $3.2 million for the first three months of fiscal 2000. Included in the first quarter of fiscal 2001 were capital expenditures of $2.8 million to rebuild the shell molding area and boiler room damaged in the industrial accident on February 25, 1999 at Jahn Foundry (see below). The balance of capital expenditures were used for routine projects at each of the Company's facilities.

As described in Note 7 to the consolidated financial statements, the Company closed Claremont. Much of Claremont's work was transferred to other foundries of the Company.

As described in Note 8 to the consolidated financial statements, the Company closed Pennsylvania Steel. Much of Pennsylvania Steel's work was transferred to the remaining two locations of the Pennsylvania Foundry Group.

As described in Note 9 to the consolidated financial statements, the Company has also closed PrimeCast. As PrimeCast was the Company's only foundry that could make large iron castings, only a portion of PrimeCast's work can be transferred to other Company operations.

On September 29, 2000, the Company and certain of its lenders entered into a Forbearance Agreement to the Amended and Restated Credit Agreement (the "Credit Agreement"). This Forbearance Agreement provided that, among other things, the Company's lenders would forbear from enforcing their rights with respect to certain existing defaults through December 15, 2000. However, a condition to the effectiveness of this Forbearance Agreement was never met. The Company borrowed the maximum amount available under its revolving credit facility in order to meet its cash needs on an ongoing basis while it has been in technical default under its Credit Agreement.

On April 13, 2001, the Company and its lenders entered into the Tenth Amendment and Forbearance Agreement to the Credit Agreement. The Tenth Amendment provides that, among other things, these lenders will forbear from enforcing their rights with respect to certain existing defaults through July 30, 2001. This amendment also provides that loans under this revolving credit facility will bear interest at fluctuating rates of (1) the agent bank's corporate base rate plus 1.75% (for loans up to $70 million less outstanding letters of credit) and the agent bank's corporate base rate plus 1.25% (for loans in excess of such amount); or (2) LIBOR plus 4.25%. The domestic rate spread of 1.25% and the LIBOR spread of 4.25% described in the preceding sentence will be reduced by .25% (25 basis points) after the Company has satisfied the agent bank (which acts as collateral agent for the lenders under the Credit Agreement as well as for the holder of the Notes) that it has delivered the documents and satisfied related requirements set forth in the Tenth Amendment required to grant the lenders valid first mortgages on the Company's Canadian real estate. This amendment also requires the Company to maintain minimum cumulative earnings before interest, taxes, depreciation and amortization (without giving effect to Fonderie d'Autun and subject to certain other adjustments) ("EBITDA").

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

On April 19, 2001, the Company and the lenders under the Master Security Agreement with General Electric Capital Corporation (the "GE Financing") entered into an agreement, which provides, among other things, that these lenders will forbear from enforcing their rights with respect to certain existing defaults through the earlier of September 30, 2001 or any date on which the Tenth Amendment to the Credit Agreement is breached.

Cash requirements for fiscal 2001 have been negatively affected by (1) significantly higher fuel costs (approximately $5.5 million higher than the first nine months of fiscal 2000), (2) the fees and expenses related to the investigation of the accounting irregularities discovered at the Pennsylvania Foundry Group and the related litigation ($870,000 through March 31, 2001), and
(3) nonrecurring fees and appraisal and audit expenses (approximately $600,000 through March 31, 2001) paid by the Company in pursuing various options to refinance its bank credit facility.

The Company has been in default under the Credit Agreement, Note Purchase Agreement and the GE Financing. To date the lenders have foregone their right to accelerate their debt and foreclose on their collateral. Although the lenders have agreed not to accelerate their debt to date, there can be no assurance that they will not do so in the future if future defaults occur. During much of fiscal 2001, the Company has borrowed the full amount of the revolving credit facility under the Credit Agreement and manages its cash position accordingly. To date, the Company has been able to meet its cash needs by traditional cash management procedures in addition to: (1) the collection of income tax refunds resulting from the restatement of its financial statements related to the accounting irregularities at the Pennsylvania Foundry Group, (2) accelerated payments of receivables from certain longstanding customers from time to time, and (3) the reduction of expenses after closing locations operating with a negative cash flow. The Company is also seeking the recovery under various insurance policies for losses due to the accounting irregularities at the Pennsylvania Foundry Group and the industrial accident at Jahn Foundry. In addition, the Company intends to pursue other responsible parties. There can be no assurance that such actions will allow the Company to operate without additional borrowing capacity.

Compliance with certain financial covenants under the Credit Agreement, Note Purchase Agreement and the GE Financing is determined on a "trailing-twelve-month" basis. The results for fiscal 2001 have been and expected results for the remainder of fiscal 2001 will likely continue to be, below results needed to achieve compliance with these covenants under the Credit Agreement, Note Purchase Agreement and the GE Financing. Accordingly, the Company is currently negotiating with new and existing financial institutions to establish a new credit facility with covenants that the Company believes it will be able to satisfy and to obtain additional borrowing capacity. During the past several years, the Company has been able to negotiate operating flexibility with its lenders, although future success in achieving any such renegotiations or refinancings, or the specific terms thereof, including interest rates, capital expenditure limits or borrowing capacity, cannot be assured. The Company believes that its operating cash flow and amounts available for borrowing under its existing credit facility will be adequate to fund its capital expenditure and working capital requirements through July 31, 2001. However, the level of capital expenditure and working capital requirements may be greater than currently anticipated as a result of unforeseen expenditures such as compliance with environmental laws, the accident at Jahn Foundry, the investigation and related litigation in connection with the accounting irregularities at the Pennsylvania Foundry Group and substantially higher fuel costs that arose during this past winter, which may continue. If the Company fails to achieve compliance with the terms of its Credit Agreement or, in the absence of such compliance, if the Company fails to amend such financial covenants on terms favorable to the Company, the Company will continue to be in default under such covenants. Accordingly, the lenders could accelerate the debt under the Credit Agreement, which, in turn, would permit acceleration of the Notes under the Note Purchase Agreement and the indebtedness under the GE Financing.

Total indebtedness of the Company at September 30, 2000 was $121.6 million, as compared to $117.6 million at June 30, 2000. This increase of $4.0 million primarily reflects indebtedness incurred to fund the Company's capital expenditures and operating losses. At September 30, 2000 the Company had fully utilized its revolving credit facility. Available cash balances at September 30, 2000 were approximately $4.3 million. Since September 29, 2000, the Company has borrowed the maximum amount available for borrowing under its revolving credit facility. Available cash balances at March 31, 2001 were approximately $1.0 million.

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

The Company carries insurance for property and casualty damages (over $475 million of coverage), business interruption (approximately $115 million of coverage), general liability ($51 million of coverage) and workers' compensation (up to full statutory liability) for itself and its subsidiaries. The Company recorded charges of $750,000 ($450,000 after tax) during the third quarter of fiscal 1999, primarily reflecting the deductibles under the Company's various insurance policies. At this time, there can be no assurance that the Company's ultimate costs and expenses resulting from the accident will not exceed available insurance coverage by an amount, which could be material to its financial condition or results of operations and cash flows.

In November 2000, the Company and its insurance carrier settled the Jahn Foundry property portion of the Company's claim. The settlement provided, among other things, (i) for additional payments from the carrier in the amount of $2.6 million, (ii) that of the payments received to date, totaling $26.8 million, the insurance carrier will allocate no more than $9.5 million for property damage,
(iii) that the remaining proceeds of $17.3 million will be allocated to business interruption losses and will not be subject to recovery by the insurance carrier and (iv) that the Company shall not be entitled to any additional payments unless it is determined by reference, appraisal, arbitration, litigation or otherwise that the Company's business interruption losses exceed $17.3 million. The Company disagrees with the insurance carrier regarding the duration and amount of the business interruption losses. The Company plans to seek additional insurance payments through arbitration. There can be no assurance that the Company will ultimately receive any additional insurance payments or that the excess of the Company's costs and expenses resulting from the accident over the insurance payments received will not be material to its financials condition or results of operations and cash flows.

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

A civil action has been commenced in Massachusetts Superior State Court on behalf of the estates of deceased workers, their families, injured workers and their families, against the supplier of a chemical compound used in Jahn Foundry's manufacturing process. The supplier of the chemical compound, Borden Chemical, Inc. ("Borden"), filed a Third Party Complaint against Jahn Foundry in Massachusetts Superior State Court on February 2, 2000 seeking indemnity for any liability it has to the plaintiffs in the civil action. The Company's comprehensive general liability insurance carrier has retained counsel on behalf of Jahn Foundry and the Company and is aggressively defending Jahn Foundry in the Third Party Complaint. It is too early to assess the potential liability to Jahn Foundry for the Third Party Complaint, which in any event Jahn

Foundry would aggressively defend. In addition, Jahn Foundry has brought a Third Party Counterclaim against Borden seeking compensation for losses sustained in the explosion, including amounts covered by insurance.

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

Following the Company announcements related to accounting irregularities at the Pennsylvania Foundry Group, the Company, its Chief Executive Officer and its Chief Financial Officer were named as defendants in five complaints filed between January 8, 2001 and February 15, 2001 in the U.S. District Court for the District of Kansas. The complaints allege, among other things, that certain of the Company's previously issued financial statements were materially false and misleading in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the "Securities Actions"). The Securities Actions purport to have been brought on behalf of a class consisting of purchasers of the Company's common stock between January 8, 1998 and November 3, 2000. The Securities Actions seek damages in unspecified amounts. The Company believes that the claims alleged in the Securities Actions have no merit and intends to defend them vigorously. There can be no assurance that an adverse outcome with respect to the Securities Actions will not have a material adverse impact on the Company's financial condition, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

The sections entitled "Liquidity and Capital Resources" contain forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements such as "expects," "intends," "contemplating" and statements regarding quarterly fluctuations, statements regarding the adequacy of funding for capital expenditure and working capital requirements for the next twelve months and similar expressions that are not historical are forward-looking statements that involve risks and uncertainties. Such statements include the Company's expectations as to future performance. Among the factors that could cause actual results to differ materially from such forward-looking statements are the following: the size and timing of future acquisitions, business conditions and the state of the general economy, particularly the capital goods industry, the strength of the U.S. dollar, British pound sterling and the Euro, interest rates, the Company's ability to renegotiate or refinance its lending arrangements, utility rates, the availability of labor, the successful conclusion of union contract negotiations, the results of any litigation arising out of the accident at Jahn Foundry, the results of any litigation or regulatory proceedings arising from the accounting irregularities at the Pennsylvania Foundry Group, the competitive environment in the casting industry and changes in laws and regulations that govern the Company's business, particularly environmental regulations.

ITEM 3.

                          DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative information about market risk was addressed in
Item 7A of the Company's Form 10-K/A for the fiscal year ended June 30, 2000.

The Company's primary interest rate exposures relate to its cash and short-term investments, fixed and variable rate debt and interest rate swaps, which are mainly exposed to changes in short-term interest rates (e.g. USD LIBOR). The potential loss in fair values is based on an immediate change in the net present values of the Company's interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% change in interest rates would have a material impact on the Company's earnings of approximately $500,000 and $200,000 in fiscal 2000 and the first three months of fiscal 2001, respectively.

The Company's exposure to fluctuations in currency rates against the British pound and Canadian dollar result from the Company's holdings in cash and short-term investments and its utilization of foreign currency forward exchange contracts to hedge customer receivables and firm commitments. The potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of the Company's currency exposures due to a 10% shift in exchange rates versus the British pound and Canadian dollar. The potential loss in cash flows and earnings is based on the change in cash flow and earnings over a one-year period resulting from an immediate 10% change in currency exchange rates versus the British pound and Canadian dollar. Based on the Company's holdings of financial instruments at June 30, 2000 and September 30, 2000, a hypothetical 10% depreciation in the British pound and the Canadian dollar versus all other currencies would have a material impact on the Company's earnings of approximately $1.7 million and $300,000 in fiscal 2000 and the first three months of fiscal 2001, respectively. The Company's analysis does not include the offsetting impact from its underlying hedged exposures (customer receivables and firm commitments). If the Company included these underlying hedged exposures in its sensitivity analysis, these exposures would substantially offset the financial impact of its foreign currency forward exchange contracts due to changes in currency rates.

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

The Company carries insurance for property and casualty damages (over $475 million of coverage), business interruption (approximately $115 million of coverage), general liability ($51 million of coverage) and workers' compensation (up to full statutory liability) for itself and its subsidiaries. The Company recorded charges of $750,000 ($450,000 after tax) during the third quarter of fiscal 1999, primarily reflecting the deductibles under the Company's various insurance policies. At this time, there can be no assurance that the Company's ultimate costs and expenses resulting from the accident will not exceed available insurance coverage by an amount, which could be material to its financial condition or results of operations and cash flows.

In November 2000, the Company and its insurance carrier settled the Jahn Foundry property portion of the Company's claim. The settlement provided, among other things, (i) for additional payments from the carrier in the amount of $2.6 million, (ii) that of the payments received to date, totaling $26.8 million, the insurance carrier will allocate no more than $9.5 million for property damage, (iii) that the remaining proceeds of $17.3 million will be allocated to business interruption losses and will not be subject to recovery by the insurance carrier and (iv) that the Company shall not be entitled to any additional payments unless it is determined by reference, appraisal, arbitration, litigation or otherwise that the Company's business interruption losses exceed $17.3 million. The Company disagrees with the insurance carrier regarding the duration and amount of the business interruption losses. The Company plans to seek additional insurance payments through arbitration. There can be no assurance that the Company will ultimately receive any additional insurance payments or that the excess of the Company's costs and expenses resulting from the accident over the insurance payments received will not be material to its financials condition or results of operations and cash flows.

A civil action has been commenced in Massachusetts Superior State Court on behalf of the estates of deceased workers, their families, injured workers and their families, against the supplier of a chemical compound used in Jahn Foundry's manufacturing process. The supplier of the chemical compound, Borden Chemical, Inc.("Borden"), filed a Third Party Complaint against Jahn Foundry in Massachusetts Superior State Court on February 2, 2000 seeking indemnity for any liability it has to the plaintiffs in the civil action. The Company's comprehensive general liability insurance carrier has retained counsel on behalf of Jahn Foundry and the Company and is aggressively defending Jahn Foundry in the Third Party Complaint. It is too early to assess the potential liability to Jahn Foundry for the Third Party Complaint, which in any event Jahn Foundry would aggressively defend. In addition, Jahn Foundry has brought a Third Party Counterclaim against Borden seeking compensation for losses sustained in the explosion, including amounts covered by insurance.

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

Following the Company announcements related to accounting irregularities at the Pennsylvania Foundry Group, the Company, its Chief Executive Officer and its Chief Financial Officer were named as defendants in five complaints filed between January 8, 2001 and February 15, 2001 in the U.S. District Court for the District of Kansas. The complaints allege, among other things, that certain of the Company's previously issued financial statements were materially false and misleading in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the "Securities Actions"). The Securities Actions purport to have been brought on behalf of a class consisting of purchasers of the Company's common stock between January 8, 1998 and November 3, 2000. The Securities Actions seek damages in unspecified amounts. The Company believes that the claims alleged in the Securities Actions have no merit and intends to defend them vigorously. There can be no assurance that an adverse outcome with respect to the Securities Actions will not have a material adverse impact on the Company's financial condition, results of operations or cash flows.

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

               See Liquidity and Capital Resources above.

ITEM 4 -       Submission of Matters to a Vote of Security Holders

               NOT APPLICABLE

ITEM 5 -       Other Information

               NOT APPLICABLE

ITEM 6 -       Exhibits and Reports of Form 8-K

               (A)    Exhibits

                      27      Financial Data Schedule

               (B)    Reports on Form 8-K

               The Company has filed a Form 8-K dated August 31, 2000. Items Reported

                   Item 5. Press Release issued regarding 4th quarter and fiscal 2000 results and the planned closure of Claremont Foundry.

                   Item 7.  Exhibits.

                            Press Release dated August 31, 2000

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

                                        ATCHISON CASTING CORPORATION
                                        ----------------------------
                                              (Registrant)


DATE:        May 11, 2001              /s/ HUGH H. AIKEN
                                       --------------------------------------
                                       Hugh H. Aiken, Chairman of the
                                       Board, President and Chief
                                       Executive Officer


DATE:        May 11, 2001              /s/ KEVIN T. MCDERMED
                                       --------------------------------------
                                       Kevin T. McDermed, Vice President,
                                       Chief Financial Officer, Treasurer
                                       and Secretary