Form 10-Q
period 2000-12-31
ATCHISON CASTING CORP
filed 2001-05-11
CIK 911115

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                                   ----------

Commission File Number 1-12541

                          Atchison Casting Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Kansas                                        48-1156578
---------------------------------------------                -------------------
(State of other jurisdiction of incorporation                 (I.R.S. Employer
                or organization)                             Identification No.)

400 South Fourth Street, Atchison, Kansas                            66002
-----------------------------------------                          ----------
(Address of principal executive offices)                           (Zip Code)

(Registrant's telephone number, including area code) (913) 367-2121

                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

                                   ----------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements from the past 90 days. Yes |X| No |_|

There were 7,689,347 shares of common stock, $.01 par value per share, outstanding on May 11, 2001

                                     PART I

ITEM 1. Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                                         December 31,   June 30,
                                                             2000         2000
                                                           --------     --------

                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                              $  1,175     $  3,815
    Customer accounts receivable, net of allowance for
      doubtful accounts of $634 and $584, respectively       77,345       87,401
    Inventories                                              59,702       56,123
    Deferred income taxes                                     9,782       10,092
    Other current assets                                     10,536        9,517

                                                           --------     --------
             Total current assets                           158,540      166,948

PROPERTY, PLANT AND EQUIPMENT, Net                          134,248      135,299

INTANGIBLE ASSETS, Net                                       27,773       28,525

DEFERRED FINANCING COSTS, Net                                   896          923

OTHER ASSETS                                                 11,768       10,728

                                                           --------     --------
TOTAL                                                      $333,225     $342,423
                                                           ========     ========

                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                                   (Unaudited)
                        (In thousands, except share data)

                                                                             December 31,      June 30,
                                                                                 2000            2000
                                                                             ------------     ---------
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                           $  50,966      $  42,867
    Accrued expenses                                                              25,150         37,432
    Current maturities of long-term obligations                                  113,786         80,919

                                                                               ---------      ---------
           Total current liabilities                                             189,902        161,218

LONG-TERM OBLIGATIONS                                                              6,799         36,691

DEFERRED INCOME TAXES                                                             11,269         11,912

OTHER LONG-TERM OBLIGATIONS                                                        1,460          2,683

EXCESS OF FAIR VALUE OF ACQUIRED NET ASSETS
     OVER COST, Net of accumulated amortization of $3,121
     and $2,298, respectively                                                      3,665          4,843

POSTRETIREMENT OBLIGATION OTHER THAN PENSION                                       9,664          9,199

MINORITY INTEREST IN SUBSIDIARIES                                                  1,258          1,544

                                                                               ---------      ---------
           Total liabilities                                                     224,017        228,090

STOCKHOLDERS' EQUITY:

     Preferred stock, $.01 par value, 2,000,000
       authorized shares; no shares issued and outstanding                            --             --

     Common stock, $.01 par value, 19,300,000
       authorized shares; 8,312,049 and 8,295,974
       shares issued, respectively                                                    83             83

     Class A common stock (non-voting), $.01 par value,
       700,000 authorized shares; no shares issued and
       outstanding                                                                    --             --

     Additional paid-in capital                                                   81,517         81,460

     Retained earnings                                                            38,838         42,848

     Accumulated other comprehensive income (loss)                                (5,182)        (4,010)
                                                                               ---------      ---------
                                                                                 115,256        120,381
     Less shares held in treasury:
       Common stock, 622,702 shares,  at cost                                     (6,048)        (6,048)

                                                                               ---------      ---------
           Total stockholders' equity                                            109,208        114,333

                                                                               ---------      ---------
TOTAL                                                                          $ 333,225      $ 342,423
                                                                               =========      =========

                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (In thousands, except share data)

                                                           Three Months Ended                 Six Months Ended
                                                              December 31,                      December 31,
                                                         2000           1999               2000             1999
                                                                    (As restated,                      (As restated,
                                                                      see Note 13)                      see Note 13)
                                                     -----------    --------------     -----------     -------------
NET SALES                                            $   105,809      $   114,103      $   205,017      $   223,017

COST OF GOODS SOLD                                        97,758          101,810          192,966          200,307

                                                     -----------      -----------      -----------      -----------
GROSS PROFIT                                               8,051           12,293           12,051           22,710

OPERATING EXPENSES:

  Selling, general and administrative                     12,228           11,477           21,657           21,466

  Amortization of intangibles, net                           (52)            (135)            (120)            (292)

  Other income, net                                      (10,920)            (681)         (10,920)            (681)

                                                     -----------      -----------      -----------      -----------
     Total operating expenses                              1,256           10,661           10,617           20,493

                                                     -----------      -----------      -----------      -----------
OPERATING INCOME                                           6,795            1,632            1,434            2,217

INTEREST EXPENSE                                           2,945            2,277            5,550            4,511

MINORITY INTEREST IN NET INCOME                               21               73                9               64
  OF SUBSIDIARIES

                                                     -----------      -----------      -----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES AND                      3,829             (718)          (4,125)          (2,358)
  CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE

INCOME TAX EXPENSE (BENEFIT)                               1,973              284             (661)            (169)

                                                     -----------      -----------      -----------      -----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF A CHANGE IN ACCOUNTING PRINCIPLE                      1,856           (1,002)          (3,464)          (2,189)

CUMULATIVE EFFECT ON PRIOR YEARS (TO JUNE 30,
  2000) OF A CHANGE IN ACCOUNTING FOR DERIVATIVE
  FIANCIAL INSTRUMENTS, NET OF $364 TAX BENEFIT                                               (546)

                                                     -----------      -----------      -----------      -----------
NET INCOME (LOSS)                                    $     1,856      ($    1,002)     ($    4,010)     ($    2,189)
                                                     ===========      ===========      ===========      ===========

INCOME (LOSS) PER SHARE - BASIC AND DILUTED:

  INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A
    CHANGE IN ACCOUNTING PRINCIPLE                   $      0.24      ($     0.13)     ($     0.45)     ($     0.29)

  CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
     FOR DERIVATIVE FINANCIAL INSTRUMENTS                                                    (0.07)

                                                     -----------      -----------      -----------      -----------
  NET INCOME (LOSS)                                  $      0.24      ($     0.13)     ($     0.52)     ($     0.29)
                                                     ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES USED IN CALCULATION:

    BASIC                                              7,689,347        7,644,262        7,681,390        7,640,617
                                                     ===========      ===========      ===========      ===========

    DILUTED                                            7,689,347        7,644,262        7,681,390        7,640,617
                                                     ===========      ===========      ===========      ===========

      See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (In thousands)

                                                Three Months Ended       Six Months Ended
                                                   December 31,            December 31,
                                                2000        1999         2000         1999
                                                        (As restated,            (As restated,
                                                         see Note 13)             see Note 13)
                                               ------   -------------  -------   -------------
NET INCOME (LOSS)                              $1,856     ($1,002)     ($4,010)     ($2,189)

OTHER COMPREHENSIVE INCOME (LOSS):

  Foreign currency translation adjustments      1,312        (292)      (1,172)         584

                                               ------     -------      -------      -------
OTHER COMPREHENSIVE INCOME (LOSS)              $3,168     ($1,294)     ($5,182)     ($1,605)
                                               ======     =======      =======      =======

      See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                 (In thousands)

                                                                                Six Months Ended
                                                                                  December 31,
                                                                                2000         1999
                                                                                         (As restated,
                                                                                          see Note 13)
                                                                             --------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                                ($ 4,010)     ($ 2,189)

     Adjustments to reconcile net loss to
       net cash provided by operating activities:
                Depreciation and amortization                                   6,464         6,984
                Minority interest in net income of subsidiaries                    --            66
                Loss on disposal of capital assets                                265            65
                Gain on termination of interest rate swap agreement                --          (681)
                Deferred income taxes                                            (783)           10
                Changes in assets and liabilities:
                  Receivables                                                   9,839         2,854
                  Inventories                                                  (3,916)        6,675
                  Other current assets                                         (1,114)       (7,879)
                  Accounts payable                                              8,219        (2,379)
                  Accrued expenses                                            (12,161)        3,769
                  Post retirement obligations other
                    than pension                                                  465           311
                  Other                                                        (2,388)       (1,109)

                                                                             --------      --------
                               Cash provided by operating activities              880         6,497
                                                                             --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                      (7,185)       (7,806)
     Proceeds from sale of capital assets                                       1,144            97
     Payments for purchase of stock in subsidiaries                              (247)       (2,557)

                                                                             --------      --------
                               Cash used in investing activities               (6,288)      (10,266)
                                                                             --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock, net of costs                          57           122
     Proceeds from issuance of long-term obligations                               --        35,000
     Payments on long-term obligations                                         (4,743)      (40,129)
     Capitalized financing costs paid                                            (155)         (450)
     Termination of interest rate swap agreement                                   --         1,238
     Net borrowings under revolving loan note                                   7,709         7,110

                                                                             --------      --------
                               Cash provided by financing activities            2,868         2,891
                                                                             --------      --------

EFFECT OF EXCHANGE RATE ON CASH                                                  (100)            3

                                                                             --------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                    ($ 2,640)     ($   875)

CASH AND CASH EQUIVALENTS, Beginning of period                                  3,815         3,906

                                                                             --------      --------
CASH AND CASH EQUIVALENTS, End of period                                     $  1,175      $  3,031
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

      Certain December 31, 1999 amounts have been reclassified to conform with December 31, 2000 classifications.

2.    Inventories

                                                               As of
                                                    ----------------------------
                                                    Dec. 31,            June 30,
                                                      2000                2000
                                                      ----                ----
                                                            (Thousands)

Raw materials                                       $ 8,628             $ 8,491
Work-in-process                                      37,787              33,656
Finished goods                                       10,241              11,038
Supplies                                              3,046               2,938
                                                    -------             -------
                                                    $59,702             $56,123
                                                    =======             =======

3.    Income Taxes

      Income tax expense (benefit) consisted of:

                                                      Six Months Ended
                                                           Dec. 31,
                                                  2000                  1999
                                                                   (As restated,
                                                                    see Note 13)
                                                -------            -------------
                                                          (Thousands)

Current:
  Domestic                                      $(1,193)               $(929)
  Foreign                                           951                  750
                                                -------                -----
                                                   (242)                (179)

Deferred:
  Domestic                                         (207)                 (66)
  Foreign                                          (576)                  76
                                                -------                -----
                                                   (783)                  10

                                                -------                -----
Total                                           $(1,025)               $(169)
                                                =======                =====

4.    Supplemental Cash Flow Information

                                                       Six Months Ended
                                                            Dec. 31,
                                                       2000            1999
                                                                   (As restated,
                                                                    see Note 13)
                                                      ------       -------------
                                                           (Thousands)

Cash paid during the period for:
  Interest                                            $5,683          $4,519
                                                      ======          ======
  Income Taxes                                        $  603          $1,438
                                                      ======          ======

5.    Earnings Per Share

      Following is a reconciliation of basic and diluted EPS for the three month and six month periods ended December 31, 2000 and 1999, respectively.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2000

                                                      Weighted      Earnings Per
                                     Net Income     Average Shares     Share
                                     ----------     --------------  ------------
Basic EPS
  Income available to
    common stockholders              $1,856,000       7,689,347        $0.24
Effect of Dilutive Securities:
  Options
                                     ----------       ---------        -----
Diluted EPS                          $1,856,000       7,689,347        $0.24
                                     ==========       =========        =====

FOR THE THREE MONTHS ENDED DECEMBER 31, 1999

                                                         Weighted       Loss Per
                                        Net Loss      Average Shares      Share
                                        --------      --------------    --------
Basic EPS
  Loss available to
    common stockholders               $(1,002,000)       7,644,262       $(0.13)
Effect of Dilutive Securities:
  Options
                                      -----------        ---------       ------
Diluted EPS                           $(1,002,000)       7,644,262       $(0.13)
                                      ===========        =========       ======

FOR THE SIX MONTHS ENDED DECEMBER 31, 2000

                                                                  Weighted      Loss Per
                                                Net Loss       Average Shares    Share
                                                --------       --------------   --------
Basic EPS
  Loss before cumulative
    effect of a change in accounting
    principle available to common
    stockholders                              $(3,464,000)       7,681,390       $(0.45)
  Cumulative effect on prior years
    (to June 30, 2000) of a change in
    accounting for derivative financial
    instruments, net of $364,000 tax
    benefit                                      (546,000)                       (0.07)
Effect of Dilutive Securities:
  Options
                                              -----------        ---------       ------
Diluted EPS                                   $(4,010,000)       7,681,390       $(0.52)
                                              ===========        =========       ======

FOR THE SIX MONTHS ENDED DECEMBER 31, 1999

                                                         Weighted       Loss Per
                                        Net Loss      Average Shares      Share
                                        --------      --------------    --------
Basic EPS
  Loss available to
    common stockholders               $(2,189,000)       7,640,617       $(0.29)
Effect of Dilutive Securities:
  Options
                                      -----------        ---------       ------
Diluted EPS                           $(2,189,000)       7,640,617       $(0.29)
                                      ===========        =========       ======

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

      At July 1, 2000, the Company had derivatives in the form of foreign exchange contracts ("FX contracts") to buy and sell various currencies. The Company uses FX contracts as an economic hedge of trade receivables and payables denominated in foreign currencies, as well as anticipated sales to foreign customers in the customers' local currency. On July 1, 2000, the Company recorded its FX contracts at their fair value of approximately ($910,000). This resulted in a charge to income of approximately $910,000 ($546,000 net of deferred income tax benefit). This is presented in the Company's consolidated financial statements as the cumulative effect of a change in accounting principle. Additionally, the translation of the foreign denominated trade receivables resulted in the increase in value of the receivables and the Company recorded a currency translation gain of approximately $435,000 ($264,000 net of deferred income tax expense.

      On December 31, 2000, the Company recorded its FX contracts at their fair value of approximately $(272,000). This resulted in a loss of approximately $182,000 ($109,000, net of deferred income taxes). Additionally, the translation of the foreign denominated trade receivables resulted in an increase in the value of the receivables and the Company recorded a currency translation gain of approximately $145,000 ($87,000, net of deferred income taxes).

7.    Impairment at and Closure of Claremont Foundry, Inc.

      During fiscal year 2000, the Company recorded an impairment loss associated with the planned closure of Claremont Foundry, Inc. ("Claremont"). The resulting impairment charge of $3.4 million ($2.1 million, net of tax) to reduce the carrying value of these fixed assets was recorded in the fourth quarter ended June 30, 2000. During the fourth quarter of fiscal 2000, the Company's Board of Directors committed to a plan for the closure of Claremont as a result of continued operating losses. As such, the carrying values of Claremont's fixed assets were written down to the Company's estimates of fair value, which was based on discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. Prior to the impairment charge, these assets had a carrying value of $3.5 million. The Company transferred as much work as possible to its other foundries, and closed the foundry by November 30, 2000. For the second quarter of fiscal 2000 and fiscal 2001, Claremont recorded net sales of $1.1 million and $463,000, respectively, and incurred net losses of $423,000 and $146,000, respectively. For the first six months of fiscal 2000 and fiscal 2001, Claremont recorded net sales of $2.6 million and $816,000, respectively, and incurred net losses of $797,000 and $604,000, respectively.

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

8.    Impairment at and Closure of Pennsylvania Steel Foundry & Machine Company

      Following the discovery of accounting irregularities as discussed in Note 13, which revealed substantial operating losses at the Company's three Pennsylvania foundry operations, the Company considered the now known losses as a primary indicator of impairment. An impairment loss was recognized as the future undiscounted cash flows of Pennsylvania Steel Foundry & Machine Company ("Pennsylvania Steel") were estimated to be insufficient to recover the carrying value of the fixed assets. Accordingly, in connection with the restatement of the fiscal year 2000 financial statements, the carrying values of Pennsylvania Steel's fixed assets were written down to the Company's estimates of fair value, which was based on discounted future cash flows. The resulting impairment charge of $3.5 million ($2.1 million, net of tax) to reduce the carrying value of these fixed assets was recorded in the fourth quarter ended June 30, 2000. Actual results could vary significantly from such estimates. Prior to the impairment charge, these assets had a carrying value of $4.8 million. Subsequently, on February 28, 2001 the Company closed Pennsylvania Steel and intends to transfer as much work as possible to the other two Pennsylvania foundries. For the second quarter of fiscal 2000 and fiscal 2001, Pennsylvania Steel recorded net sales of $3.1 million and $1.7 million, respectively, and incurred net losses of $1.1 million and $807,000, respectively. For the first six months of fiscal 2000 and fiscal 2001, Pennsylvania Steel recorded net sales of $5.9 million and $3.8 million, respectively, and incurred net losses of $2.3 million and $1.4 million, respectively.

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

9.    Impairment at and Closure of PrimeCast, Inc.

      The Company recognized an impairment charge of $6.9 million ($4.3 million, net of tax) to reduce the carrying value of fixed assets at PrimeCast, Inc. ("PrimeCast") in the fourth quarter ended June 30, 2000. The Company considered continued operating losses, caused primarily by the bankruptcy of PrimeCast's major customer in June 1999 and subsequent closure of facilities to which PrimeCast supplied a significant amount of castings, as the primary indicator of impairment. An impairment loss was recognized as the future undiscounted cash flows of PrimeCast were estimated to be insufficient to recover the carrying values of the fixed assets. As such, the carrying values of these assets were written down to the Company's estimate of fair value, which was based upon discounted future cash flows of PrimeCast. Following continued losses in fiscal 2001, the Company announced, on January 23, 2001, plans to close PrimeCast. The closure was completed by March 31, 2001. Prior to the impairment charge, these assets had a remaining carrying amount of $8.2 million. For the second quarter of fiscal 2000 and fiscal 2001, PrimeCast recorded net sales of $5.9 million and $5.6 million, respectively, and incurred net losses of $729,000 and $683,000, respectively. For the first six months of fiscal 2000 and fiscal 2001, PrimeCast recorded net sales of $11.6 million and $10.3 million, respectively, and incurred net losses of $1.4 million and $1.9 million, respectively.

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

      In conjunction with the restatement of consolidated financial statements related to the items discussed above, management also made adjustments for other errors in previously issued financial statements which had not been recorded previously because they were not material. As a result, the accompanying consolidated financial statements for the three month and six month periods ended December 31, 1999 have been restated from amounts previously reported to correct the misstatements discussed above. A summary of the significant effects of the restatement to the statement of operations follows:

                                       Three Months Ended               Six Months Ended
                                        December 31, 1999               December 31, 1999
                                    -------------------------       --------------------------
                                        As                              As
                                    Previously                      Previously
                                     Reported     As Restated        Reported      As Restated
                                    ----------    -----------       ----------     -----------
                                              (In thousands, except per share data)
STATEMENT OF OPERATIONS

Net sales                            $115,711       $ 114,103        $225,404       $ 223,017
Cost of goods sold                    100,680         101,810         197,660         200,307
Operating expenses                     10,373          10,661          19,984          20,493
Income (loss) before taxes              2,308            (718)          3,185          (2,358)
Income tax expense (benefit)            1,164             284           1,429            (169)
Net income (loss)                       1,144          (1,002)          1,756          (2,189)

Net earnings (loss) per share:

  Basic                              $   0.15       $   (0.13)       $   0.23       $   (0.29)
  Diluted                                0.15           (0.13)           0.23           (0.29)

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

In conjunction with the restatement of consolidated financial statements related to the items discussed above, management also made adjustments for other errors in previously issued financial statements which had not been recorded previously because they were not material. As a result, the consolidated financial statements for the three month and six month periods ended December 31, 1999 have been restated from amounts previously reported to correct the items discussed above. A summary of the significant effects of the restatement is included in Note 13 to the consolidated financial statements. Additionally, Management's Discussion and Analysis of Financial Condition and Results of Operations has been revised for the effects of the restatement.

RESULTS OF OPERATIONS:

Net sales for the second quarter of fiscal 2001 were $105.8 million, representing a decrease of $8.3 million, or 7.3%, from net sales of $114.1 million in the second quarter of fiscal 2000. The decrease in net sales was due primarily to decreases in net sales to the automotive, mining and military markets, partially offset by increases in net sales to the rail market. Net sales of Sheffield Forgemasters Group Limited ("Sheffield") for the second quarter of fiscal 2001 decreased $1.8 million from net sales in the second quarter of fiscal 2000.

Net sales for the first six months of fiscal 2001 were $205.0 million, representing a decrease of $18.0 million, or 8.1%, from net sales of $223.0 million in the first six months of fiscal 2000. The decrease in net sales was due primarily to decreases in net sales to the automotive, mining and military markets, partially offset by increases in net sales to the rail market. Net sales of Sheffield for the first six months of fiscal 2001 decreased by $5.1 million from net sales in the first six months of fiscal 2000. In addition to the weak market conditions, net sales have also been impacted by the bankruptcy and subsequent cessation of operations of a major customer at the Company's PrimeCast, Inc. ("PrimeCast") subsidiary. PrimeCast aggressively worked at replacing the volume lost from Beloit Corporation ("Beloit"), which filed for bankruptcy in June 1999. During February 2000, Beloit was sold at auction, in parts, and as a result, the plants to which PrimeCast supplied castings subsequently ceased operations. For the first six months of fiscal 2001, PrimeCast's net sales decreased $1.4 million from net sales in the first six months of fiscal 2000. In addition, the Company closed Claremont Foundry, Inc. ("Claremont") in November 2000. Claremont's net sales in the first six months of fiscal 2001 decreased $1.7 million from net sales in the first six months of fiscal 2000.

Gross profit for the second quarter of fiscal 2001 decreased $4.2 million, or 34.1%, to $8.1 million, or 7.7% of net sales, compared to $12.3 million, or 10.8% of net sales, for the second quarter of fiscal 2000. Gross profit for the first six months of fiscal 2001 decreased $10.6 million, or 46.7%, to $12.1 million, or 5.9% of net sales, compared to $22.7 million, or 10.2% of net sales, for the first six months of fiscal 2000. The decrease in gross profit and gross profit as a percentage of net sales for both periods was primarily due to lower net sales and reduced absorption of overhead at the Company's subsidiaries which primarily serve the automotive, mining and military markets. In addition, increased fuel costs decreased gross profit by approximately $1.6 million and $2.2 million in the second quarter and first six months, respectively, of fiscal 2001 compared to the prior year periods. Gross profit at Sheffield decreased in the second quarter and first six months of fiscal 2002 to $2.8 million and $4.7 million, respectively, compared to $3.2 million and $6.3 million in the second quarter and first six months of fiscal 2000, respectively.

Gross profit at Jahn Foundry Corp. ("Jahn Foundry") in the second quarter of fiscal 2001 decreased $1.8 million, to a gross loss of $1.2 million, or 65.6% of net sales, compared to a gross profit of $585,000, or 19.8% of net sales, in the second quarter of fiscal 2000. Gross profit at Jahn Foundry in the first six months of fiscal 2001 decreased $3.4 million, to a gross loss of $2.3 million, or 59.7% of net sales, compared to a gross profit of $1.1 million, or 21.0% of net sales, in the first six months of fiscal 2000. The negative impact to gross profits primarily resulted from the industrial accident in February 1999 that shut down the shell mold department until the second quarter of fiscal 2001.

In addition to the lower sales volumes after the loss of Beloit as a major customer, PrimeCast's results were impacted by a labor strike that was settled on September 29, 2000 and by a serious injury to an employee that resulted in increased workers' compensation expense of approximately $375,000. The gross loss at PrimeCast in the second quarter of fiscal 2001 increased $28,000 to $304,000, or 5.4% of net sales, compared to a gross loss of $276,000, or 4.7% of net sales in the second quarter of fiscal 2000. PrimeCast's gross loss in the first six months of fiscal 2001 increased $1.0 million to a gross loss of $1.7 million, or 16.3% of net sales, compared to a gross loss of $686,000, or 5.9% of net sales, in the first six months of fiscal 2000. PrimeCast was closed in March 2001.

Selling, general and administrative expense ("SG&A") for the second quarter of fiscal 2001 was $12.2 million, or 11.5% of net sales, compared to $11.5 million, or 10.1% of net sales, in the second quarter of fiscal 2000. For the first six months of fiscal 2001, SG&A was $21.7 million, or 10.6% of net sales, compared to $21.5 million, or 9.6% of net sales, for the first six months of fiscal 2000. The increase in SG&A expense as a percentage of net sales in both periods is primarily due to the decrease in net sales. Included in SG&A in the second quarter and first six months of fiscal 2001 were expenses of approximately $450,000 and $970,000, respectively, relating to fees and audit and appraisal expenses incurred by the Company in pursuing various options to refinance its bank credit facility. Also included in the second quarter and first six months of fiscal 2001 were expenses of approximately $480,000 relating to the investigation of the accounting irregularities at the Company's Pennsylvania Foundry Group of operations. Offsetting these expenses in the first six months of fiscal 2001 was a net gain of approximately $513,000 to record the Company's foreign exchange contracts and related foreign denominated trade receivables at fair value (see Note 6).

The Company has recorded intangible assets, consisting of goodwill, in connection with certain of the Company's acquisitions. Amortization of these assets for the second quarter of fiscal 2001 was expense of $337,000, or 0.3% of net sales, as compared to $371,000, or 0.3% of net sales, in the second quarter of fiscal 2000. Amortization of these assets for the first six months of fiscal 2001 was expense of $677,000, or 0.3% of net sales, as compared to $745,000, or 0.3% of net sales, in the first six months of fiscal 2000. The Company has also recorded a liability, consisting of the excess of acquired net assets over cost ("negative goodwill"), in connection with the acquisitions of Canadian Steel Foundries Ltd. ("Canadian Steel") and Fonderie d'Autun ("Autun"). The amortization of negative goodwill was a credit to income in the second quarter of fiscal 2001 of $389,000, or 0.4% net sales, as compared to $506,000, or 0.4% of net sales, in the second quarter of fiscal 2000. Amortization of negative goodwill was a credit to income in the first six months of fiscal 2001 of $797,000, or 0.4% net sales, as compared to $1.0 million or 0.4% of net sales, in the first six months of fiscal 2000. The liability recorded in connection with the acquisition of Canadian Steel became fully amortized in the second quarter of fiscal 2000.

Other income for the second quarter and first six months of fiscal 2001 was $10.9 million ($6.6 million, net of tax), which is a non-recurring gain consisting of $3.7 million and $7.2 million against the Company's business interruption and property damage claims, respectively, relating to the industrial accident at Jahn Foundry on February 25, 1999. The property insurance gain primarily represents the difference between the net proceeds received for the property damage and the property's net book value immediately before the accident. (See Note 10). Other income for the second quarter and first six months of fiscal 2000 was $681,000 ($406,000, net of tax). This $681,000
reflects a net gain on the termination of interest rate swap agreements. The net gain was triggered by the Company's early retirement of a term loan.

Interest expense for the second quarter of fiscal 2001 increased to $2.9 million, or 2.7% of net sales, from $2.3 million or 2.0% of net sales, in the second quarter of fiscal 2000. For the first six months of fiscal 2001, interest expense increased to $5.6 million, or 2.7% of net sales, from $4.5 million, or 2.0% of net sales, in the first six months of fiscal 2000. The increase in interest expense primarily reflects higher average interest rates on the Company's outstanding indebtedness.

Income tax expense for the second quarter of fiscal 2001 and 2000 was $2.0 million and $284,000, respectively. The income tax benefit for the first six months of fiscal 2001 and fiscal 2000 was $661,000 and $169,000, respectively. The effective tax rates are lower than the combined federal, state and provincial statutory rates primarily due to the impact of non-deductible goodwill and foreign dividends. The Company's income tax expense and benefit reflect the combined effective tax rates of the different federal, state and provincial jurisdictions in which the Company operates, and the proportion of taxable income earned in each of those tax jurisdictions.

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

As a result of the foregoing, the net income for the second quarter of fiscal 2001 was $1.9 million compared to a net loss of $1.0 million for the second quarter of fiscal 2000. The net loss for the first six months of fiscal 2001 was $4.0 million compared to a net loss of $2.2 million for the first six months of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by operating activities for the first six months of fiscal 2001 was $880,000, a decrease of $5.6 million from the first six months of fiscal 2000. This decrease was primarily attributable to the net loss incurred by the Company, net of non-recurring gains relating to the Company's Jahn Foundry insured claim (see below), which were previously recorded under accrued expenses as insurance advances. Partially offsetting this was the accelerated collection of trade receivable balances and more aggressive management of trade payable balances.

Working capital was a negative $31.4 million at December 31, 2000, as compared to $5.7 million at June 30, 2000. The working capital levels primarily reflect the reclassification of $106.6 million and $72.8 million of the Company's bank credit facility, term loan and senior notes with an insurance company as current at December 31, 2000 and June 30, 2000, respectively. The Company has not been in compliance with certain financial covenants under the Credit Agreement, Note Purchase Agreement and the GE Financing, as defined below, and, accordingly, such amounts have been classified as current liabilities.

During the first six months of fiscal 2001, the Company made capital expenditures of $7.2 million, as compared to $7.8 million for the first six months of fiscal 2000. Included in the first six months of fiscal 2001 were capital expenditures of $3.5 million to rebuild the shell molding area and boiler room damaged in the industrial accident on February 25, 1999 at Jahn Foundry (see below). The balance of capital expenditures were used for routine projects at each of the Company's facilities.

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

Compliance with certain financial covenants under the Credit Agreement, Note Purchase Agreement and the GE Financing is determined on a "trailing-twelve-month" basis. The results for fiscal 2001 have been and expected results for the remainder of fiscal 2001 will likely continue to be, below results needed to achieve compliance with these covenants under the Credit Agreement, Note Purchase Agreement and GE Financing. Accordingly, the Company is currently negotiating with new and existing financial institutions to establish a new credit facility with covenants that the Company believes it will be able to satisfy and to obtain additional borrowing capacity. During the past several years, the Company has been able to negotiate operating flexibility with its lenders, although future success in achieving any such renegotiations or refinancings, or the specific terms thereof, including interest rates, capital expenditure limits or borrowing capacity, cannot be assured. The Company believes that its operating cash flow and amounts available for borrowing under its existing credit facility will be adequate to fund its capital expenditure and working capital requirements through July 31, 2001. However, the level of capital expenditure and working capital requirements may be greater than currently anticipated as a result of unforeseen expenditures such as compliance with environmental laws, the accident at Jahn Foundry, the investigation and related litigation in connection with the accounting irregularities at the Pennsylvania Foundry Group and substantially higher fuel costs that arose during this past winter, which may continue. If the Company fails to achieve compliance with the terms of its Credit Agreement or, in the absence of such compliance, if the Company fails to amend such financial covenants on terms favorable to the Company, the Company will continue to be in default under such covenants. Accordingly, the lenders could accelerate the debt under the Credit Agreement, which in turn, would permit acceleration of the Notes under the Note Purchase Agreement and the indebtedness under the GE Financing.

Total indebtedness of the Company at December 31, 2000 was $120.6 million, as compared to $117.6 million at June 30, 2000. This increase of $3.0 million primarily reflects indebtedness incurred to fund the Company's capital expenditures and operating losses. At December 31, 2000 the Company had fully utilized its revolving credit facility. Available cash balances at December 31, 2000 were approximately $1.3 million. Since September 29, 2000, the Company has borrowed the maximum amount available for borrowing under its revolving credit facility. Available cash balances at March 31, 2001 were approximately $1.0 million.

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

The Company's primary interest rate exposures relate to its cash and short-term investments, fixed and variable rate debt and interest rate swaps, which are mainly exposed to changes in short-term interest rates (e.g. USD LIBOR). The potential loss in fair values is based on an immediate change in the net present values of the Company's interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% change in interest rates would have a material impact on the Company's earnings of approximately $500,000 and $300,000 in fiscal 2000 and the first six months of fiscal 2001, respectively.

The Company's exposure to fluctuations in currency rates against the British pound and Canadian dollar result from the Company's holdings in cash and short-term investments and its utilization of foreign currency forward exchange contracts to hedge customer receivables and firm commitments. The potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of the Company's currency exposures due to a 10% shift in exchange rates versus the British pound and Canadian dollar. The potential loss in cash flows and earnings is based on the change in cash flow and earnings over a one-year period resulting from an immediate 10% change in currency exchange rates versus the British pound and Canadian dollar. Based on the Company's holdings of financial instruments at June 30, 2000 and December 31, 2000, a hypothetical 10% depreciation in the British pound and the Canadian dollar versus all other currencies would have a material impact on the Company's earnings of approximately $1.7 million and $1.7 million in fiscal 2000 and the first six months of fiscal 2001, respectively. The Company's analysis does not include the offsetting impact from its underlying hedged exposures (customer receivables and firm commitments). If the Company included these underlying hedged exposures in its sensitivity analysis, these exposures would substantially offset the financial impact of its foreign currency forward exchange contracts due to changes in currency rates.

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

      See Liquidity and Capital Resources Above

ITEM 4 - Submission of Matters to a Vote of Security Holders

      NOT APPLICABLE

ITEM 5 - Other Information

      NOT APPLICABLE

ITEM 6 - Exhibits and Reports of Form 8-K

      (A)   Exhibits

            10.1 Letter dated December 4, 2000 terminating Management Agreement between the Company and Dunton Foundries, LLC

      (B)   Reports on Form 8-K

            The Company has filed a Form 8-K dated November 7, 2000. Items Reported

            Item 5. Press releases issued regarding the investigation of accounting irregularities at the Pennsylvania Foundry Group.

            Item 7. Exhibits.

                    Press Release dated November 2, 2000
                    Press Release dated November 3, 2000

            The Company has filed a Form 8-K dated November 16, 2000. Items Reported

            Item 5. Press release issued regarding the postponement of the annual meeting of stockholders and an update on the investigation of accounting irregularities at the Pennsylvania Foundry Group.

            Item  7. Exhibits.

                     Press Release dated November 16, 2000

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

                                        Atchison Casting Corporation
                                        ----------------------------
                                                (Registrant)


DATE: May 11, 2001                      /s/ HUGH H. AIKEN
                                        ----------------------------------------
                                        Hugh H. Aiken, Chairman of the
                                        Board, President and Chief
                                        Executive Officer


DATE: May 11, 2001                      /s/ KEVIN T. MCDERMED
                                        ----------------------------------------
                                        Kevin T. McDermed, Vice
                                        President, Chief Financial Officer,
                                        Treasurer and Secretary