Form 10-Q
period 2001-03-31
ATCHISON CASTING CORP
filed 2001-05-11
CIK 911115

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

                                   ----------

Commission File Number 1-12541

                          Atchison Casting Corporation
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Kansas                                      48-1156578
-------------------------------            ------------------------------------
(State of other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

 400 South Fourth Street, Atchison, Kansas                        66002
-------------------------------------------                     ----------
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

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                                             March 31,  June 30,
                                                               2001       2000
                                                             --------   --------

                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                $  1,042   $  3,815
    Customer accounts receivable, net of allowance for
      doubtful accounts of $442 and $584, respectively         79,482     87,401
    Inventories                                                56,655     56,123
    Deferred income taxes                                       8,394     10,092
    Other current assets                                        9,518      9,517

                                                             --------   --------
             Total current assets                             155,091    166,948

PROPERTY, PLANT AND EQUIPMENT, Net                            131,284    135,299

INTANGIBLE ASSETS, Net                                         27,050     28,525

DEFERRED FINANCING COSTS, Net                                     807        923

OTHER ASSETS                                                   11,956     10,728

                                                             --------   --------
TOTAL                                                        $326,188   $342,423
                                                             ========   ========

                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                                   (Unaudited)
                        (In thousands, except share data)

                                                                             March 31,     June 30,
                                                                               2001         2000
                                                                             ---------    ---------
           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                         $  52,931    $  42,867
    Accrued expenses                                                            26,326       37,432
    Current maturities of long-term obligations                                113,742       80,919
                                                                             ---------    ---------
           Total current liabilities                                           192,999      161,218

LONG-TERM OBLIGATIONS                                                            6,720       36,691

DEFERRED INCOME TAXES                                                           11,404       11,912

OTHER LONG-TERM OBLIGATIONS                                                      1,136        2,683

EXCESS OF FAIR VALUE OF ACQUIRED NET ASSETS
     OVER COST, Net of accumulated amortization of $3,307
     and $2,298, respectively                                                    3,025        4,843

POSTRETIREMENT OBLIGATION OTHER THAN PENSION                                     9,907        9,199

MINORITY INTEREST IN SUBSIDIARIES                                                  966        1,544

                                                                             ---------    ---------
           Total liabilities                                                   226,157      228,090

STOCKHOLDERS' EQUITY:

     Preferred stock, $.01 par value, 2,000,000
       authorized shares; no shares issued and outstanding                          --           --

     Common stock, $.01 par value, 19,300,000
       authorized shares; 8,312,049 and 8,295,974
       shares issued, respectively                                                  83           83

     Class A common stock (non-voting), $.01 par value,
       700,000 authorized shares; no shares issued and outstanding                  --           --

     Additional paid-in capital                                                 81,517       81,460

     Retained earnings                                                          33,834       42,848

     Accumulated other comprehensive income (loss)                              (9,355)      (4,010)
                                                                             ---------    ---------
                                                                               106,079      120,381
     Less shares held in treasury:
       Common stock, 622,702 shares,  at cost                                   (6,048)      (6,048)

                                                                             ---------    ---------
           Total stockholders' equity                                          100,031      114,333

                                                                             ---------    ---------
TOTAL                                                                        $ 326,188    $ 342,423
                                                                             =========    =========

                     See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (In thousands, except share data)

                                                      Three Months Ended             Nine Months Ended
                                                            March 31,                    March 31,
                                                       2001           2000           2001           2000
                                                                  (As restated,                 (As restated,
                                                                   see Note 13)                 see Note 13)
                                                   -----------    -----------    -----------    -----------
NET SALES                                          $   116,924    $   121,765    $   321,941    $   344,782

COST OF GOODS SOLD                                     108,885        111,518        301,851        311,825

                                                   -----------    -----------    -----------    -----------
GROSS PROFIT                                             8,039         10,247         20,090         32,957

OPERATING EXPENSES:

  Selling, general and administrative                   12,271         11,355         33,928         32,821

  Amortization of intangibles, net                         (77)           (68)          (197)          (360)

  Other income, net                                         --             --        (10,920)          (681)

                                                   -----------    -----------    -----------    -----------
     Total operating expenses                           12,194         11,287         22,811         31,780

                                                   -----------    -----------    -----------    -----------
OPERATING INCOME (LOSS)                                 (4,155)        (1,040)        (2,721)         1,177

INTEREST EXPENSE                                         2,982          2,445          8,532          6,956

MINORITY INTEREST IN NET INCOME                            121             44            130            108
   OF SUBSIDIARIES
                                                   -----------    -----------    -----------    -----------
LOSS BEFORE INCOME TAXES AND                            (7,258)        (3,529)       (11,383)        (5,887)
  CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE

INCOME TAX BENEFIT                                      (2,254)        (8,727)        (2,915)        (8,896)
                                                   -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF A CHANGE IN ACCOUNTING PRINCIPLE              $    (5,004)   $     5,198    $    (8,468)   $     3,009

CUMULATIVE EFFECT ON PRIOR YEARS (TO JUNE 30,
  2000) OF A CHANGE IN ACCOUNTING FOR DERIVATIVE
  FIANCIAL INSTRUMENTS, NET OF $364 TAX BENEFIT                                         (546)

                                                   -----------    -----------    -----------    -----------
NET INCOME (LOSS)                                  $    (5,004)   $     5,198    $    (9,014)   $     3,009
                                                   ===========    ===========    ===========    ===========

INCOME (LOSS) PER SHARE - BASIC:

  INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A
    CHANGE IN ACCOUNTING PRINCIPLE                 $     (0.65)   $      0.68    $     (1.10)   $      0.39

  CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
     FOR DERIVATIVE FINANCIAL INSTRUMENTS                                              (0.07)

                                                   -----------    -----------    -----------    -----------
  NET INCOME (LOSS)                                $     (0.65)   $      0.68    $     (1.17)   $      0.39
                                                   ===========    ===========    ===========    ===========

INCOME (LOSS) PER SHARE - DILUTED:

  INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A
    CHANGE IN ACCOUNTING PRINCIPLE                 $     (0.65)   $      0.68    $     (1.10)   $      0.39

  CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
     FOR DERIVATIVE FINANCIAL INSTRUMENTS                                              (0.07)

                                                   -----------    -----------    -----------    -----------
  NET INCOME (LOSS)                                $     (0.65)   $      0.68    $     (1.17)   $      0.39
                                                   ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES USED IN CALCULATION:

    BASIC                                            7,689,347      7,651,746      7,684,008      7,644,269
                                                   ===========    ===========    ===========    ===========

    DILUTED                                          7,689,347      7,651,828      7,684,008      7,648,400
                                                   ===========    ===========    ===========    ===========

                 See Notes to Consolidated Financial Statements.

                 ATCHISON CASTING CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (In thousands)

                                                       Three Months Ended             Nine Months Ended
                                                             March 31,                    March 31,
                                                       2001           2000           2001           2000
                                                                  (As restated,                 (As restated,
                                                                   see Note 13)                 see Note 13)
                                                   -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                  $    (5,004)   $     5,198    $    (9,014)   $     3,009

OTHER COMPREHENSIVE INCOME (LOSS):

  Foreign currency translation adjustments              (4,173)          (193)        (5,345)          (586)

                                                   -----------    -----------    -----------    -----------
OTHER COMPREHENSIVE INCOME (LOSS)                  $    (9,177)   $     5,005    $   (14,359)   $     2,423
                                                   ===========    ===========    ===========    ===========

                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                 (In thousands)

                                                                      Nine Months Ended
                                                                          March 31,
                                                                      2001        2000
                                                                              (As restated,
                                                                               see Note 13)
                                                                    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                              $ (9,014)   $  3,009
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
           Depreciation and amortization                              10,109      10,660
           Minority interest in net income (loss) of subsidiaries        121         (19)
           Loss on disposal of capital assets                            288          98
           Gain on termination of interest rate swap agreement                      (681)
           Deferred income taxes                                         500      (8,766)
           Changes in assets and liabilities:
             Receivables                                               5,402        (882)
             Inventories                                              (2,613)      5,472
             Other current assets                                       (424)     (7,359)
             Accounts payable                                         11,724       3,226
             Accrued expenses                                         (9,965)      3,937
             Postretirement obligation other
               than pension                                              708         643
             Other                                                    (3,270)     (1,814)
                                                                    --------    --------
                     Cash provided by operating activities             3,566       7,524
                                                                    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                             (9,690)    (14,084)
     Proceeds from sale of capital assets                              1,256         267
     Payment for purchase of stock in subsidiaries                      (591)     (2,557)

                                                                    --------    --------
                     Cash used in investing activities                (9,025)    (16,374)
                                                                    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock, net of costs                 57         183
     Proceeds from issuance of long-term obligations                              35,000
     Payments on long-term obligations                                (5,689)    (41,069)
     Capitalized financing costs paid                                   (155)       (525)
     Termination of interest rate swap agreement                          --       1,238
     Net borrowings under revolving loan notes                         8,631      11,563

                                                                    --------    --------
                     Cash provided by financing activities             2,844       6,390

EFFECT OF EXCHANGE RATE ON CASH                                         (158)         59

                                                                    --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                             (2,773)     (2,401)

CASH AND CASH EQUIVALENTS, Beginning of period                         3,815       3,906

                                                                    --------    --------
CASH AND CASH EQUIVALENTS, End of period                            $  1,042    $  1,505
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

      The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals), which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

      Certain March 31, 2000 amounts have been reclassified to conform with March 31, 2001 classifications.

2.    Inventories

                                                            As of
                                                 --------------------------
                                                 March 31,         June 30,
                                                   2001             2000
                                                  -------          -------
                                                         (Thousands)
      Raw materials                               $ 7,394          $ 8,491
      Work-in-process                              37,200           33,656
      Finished goods                                9,336           11,038
      Supplies                                      2,725            2,938
                                                  -------          -------
                                                  $56,655          $56,123
                                                  =======          =======

3.    Income Taxes

      Income tax expense (benefit) consisted of:


                                                      Nine Months Ended
                                                          March 31,
                                                 2001              2000
                                                               (As restated,
                                                                see Note 13)
                                                -------           -------
                                                       (Thousands)
      Current:
           Domestic                             $(3,027)          $(1,367)
           Foreign                                 (752)            1,237
                                                -------           -------
                                                 (3,779)             (130)

      Deferred:
           Domestic                                (717)           (8,284)
           Foreign                                1,217              (482)
                                                -------           -------
                                                    500            (8,766)

                                                -------           -------
      Total                                     $(3,279)          $(8,896)
                                                =======           =======

      The Company recorded a $7.8 million deferred income tax benefit in fiscal 2000 with respect to the reinvestment of certain flood insurance proceeds received in 1995 and 1996. The Company recorded pretax gains of approximately $20.1 million in 1995 and 1996 related to insurance proceeds resulting from flood damage to the Company's Atchison, Kansas foundry in July 1993. For federal income tax purposes, the Company treated the flood as an involuntary conversion event under the Internal Revenue Code ("Code") and related Treasury Regulations.

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

4.    Supplemental Cash Flow Information

                                                         Nine Months Ended
                                                             March 31,
                                                        2001         2000
                                                                  (As restated,
                                                                  see Note 13)
                                                       ------       ------
                                                           (Thousands)
      Cash paid during the period for:
           Interest                                    $8,966       $7,274
                                                       ======       ======
           Income Taxes                                $    0       $1,674
                                                       ======       ======

5.    Earnings Per Share

      Following is a reconciliation of basic and diluted EPS for the three month and nine month periods ended March 31, 2001 and 2000, respectively.

For the three months ended March 31, 2001
                                                                  Weighted        Loss Per
                                                Net Loss        Average Shares      Share
                                               -----------      --------------    ---------
Basic EPS
  Loss available to                            $(5,004,000)       7,689,347       $   (0.65)
     common stockholders
Effect of Dilutive Securities:
   Options
                                               -----------        ---------       ---------
Diluted EPS                                    $(5,004,000)       7,689,347       $   (0.65)
                                               ===========        =========       =========

For the three months ended March 31, 2000
                                                                  Weighted      Earnings Per
                                               Net Income       Average Shares     Share
                                               -----------      --------------  ------------
Basic EPS
  Income available to
     common stockholders                       $ 5,198,000        7,651,746       $    0.68
Effect of Dilutive Securities:
   Options                                                               82
                                               -----------        ---------       ---------
Diluted EPS                                    $ 5,198,000        7,651,828       $    0.68
                                               ===========        =========       =========

For the nine months ended March 31, 2001
                                                                  Weighted        Loss Per
                                                Net Loss        Average Shares      Share
                                               -----------      --------------    ---------
Basic EPS
  Loss before cumulative
     effect of a change in accounting
     principle available to common
     stockholders                              $(8,468,000)       7,684,008       $   (1.10)
  Cumulative effect on prior years
     (to June 30, 2000) of a change in
     accounting for derivative financial
     instruments, net of $364,000 tax
     benefit                                      (546,000)                           (0.07)
Effect of Dilutive Securities:
   Options
                                               -----------        ---------       ---------
Diluted EPS                                    $(9,014,000)       7,684,008       $   (1.17)
                                               ===========        =========       =========
For the nine months ended March 31, 2000
                                                                  Weighted       Earnings Per
                                               Net Income       Average Shares      Share
                                               -----------      --------------   ------------
Basic EPS
  Income available to
     common stockholders                       $ 3,009,000        7,644,269       $    0.39
Effect of Dilutive Securities:
   Options                                                            4,131
                                               -----------        ---------       ---------
Diluted EPS                                    $ 3,009,000        7,648,400       $    0.39
                                               ===========        =========       =========

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

      On March 31, 2001, the Company recorded its FX contracts at their fair value of approximately ($1.8 million). This resulted in a loss of approximately $1.5 million ($917,000, net of deferred income taxes). Additionally, the translation of the foreign denominated trade receivables resulted in an increase in the value of the receivables and the Company recorded a currency translation gain of approximately $169,000 ($101,000, net of deferred income taxes).

7.    Impairment at and Closure of Claremont Foundry, Inc.

      During fiscal year 2000, the Company recorded an impairment loss associated with the planned closure of Claremont Foundry, Inc. ("Claremont"). The resulting impairment charge of $3.4 million

      ($2.1 million, net of tax) to reduce the carrying value of these fixed assets was recorded in the fourth quarter ended June 30, 2000. During the fourth quarter of fiscal 2000, the Company's Board of Directors committed to a plan for the closure of Claremont as a result of continued operating losses. As such, the carrying values of Claremont's fixed assets were written down to the Company's estimates of fair value, which was based on discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. Prior to the impairment charge, these assets had a carrying value of $3.5 million. The Company transferred as much work as possible to its other foundries, and closed the foundry by November 30, 2000. For the third quarter of fiscal 2000, Claremont recorded net sales of $843,000. For the third quarter of fiscal 2000, Claremont incurred a net loss of $516,000. For the first nine months of fiscal 2000 and fiscal 2001, Claremont recorded net sales of $3.4 million and $816,000, respectively, and incurred net losses of $1.3 million and $523,000, respectively.

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

8.    Impairment at and Closure of Pennsylvania Steel Foundry & Machine Company

      Following the discovery of accounting irregularities as discussed in Note 13, which revealed substantial operating losses at the Company's three Pennsylvania foundry operations, the Company considered the now known losses as a primary indicator of impairment. An impairment loss was recognized as the future undiscounted cash flows of Pennsylvania Steel Foundry & Machine Company ("Pennsylvania Steel") were estimated to be insufficient to recover the carrying value of the fixed assets. Accordingly, in connection with the restatement of the fiscal year 2000 financial statements, the carrying values of Pennsylvania Steel's fixed assets were written down to the Company's estimates of fair value, which was based on discounted future cash flows. The resulting impairment charge of $3.5 million ($2.1 million, net of tax) to reduce the carrying value of these fixed assets was recorded in the fourth quarter ended June 30, 2000. Actual results could vary significantly from such estimates. Prior to the impairment charge, these assets had a carrying value of $4.8 million. Subsequently, on February 28, 2001 the Company closed Pennsylvania Steel and intends to transfer as much work as possible to the other two Pennsylvania foundries. For the third quarter of fiscal 2000 and fiscal 2001,

      Pennsylvania Steel recorded net sales of $3.0 million and $1.1 million, respectively, and incurred net losses of $722,000 and $1.0 million, respectively. For the first nine months of fiscal 2000 and fiscal 2001, Pennsylvania Steel recorded net sales of $9.0 million and $4.9 million, respectively, and incurred net losses of $3.0 million and $2.4 million, respectively.

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

9.    Impairment at and Closure of PrimeCast, Inc.

      The Company recognized an impairment charge of $6.9 million ($4.3 million, net of tax) to reduce the carrying value of fixed assets at PrimeCast, Inc. ("PrimeCast") in the fourth quarter ended June 30, 2000. The Company considered continued operating losses, caused primarily by the bankruptcy of PrimeCast's major customer in June 1999 and subsequent closure of facilities to which PrimeCast supplied a significant amount of castings, as the primary indicator of impairment. An impairment loss was recognized as the future undiscounted cash flows of PrimeCast were estimated to be insufficient to recover the carrying values of the fixed assets. As such, the carrying values of these assets were written down to the Company's estimate of fair value, which was based upon discounted future cash flows of PrimeCast. Following continued losses in fiscal 2001, the Company announced, on January 23, 2001, plans to close PrimeCast. The closure was completed by March 31, 2001. Prior to the impairment charge, these assets had a remaining carrying amount of $8.2 million. For the third quarter of fiscal 2000 and fiscal 2001, PrimeCast recorded net sales of $6.5 million and $4.6 million, respectively, and incurred net losses of $439,000 and $1.3 million, respectively. For the first nine months of fiscal 2000 and fiscal 2001, PrimeCast recorded net sales of $18.2 million and $14.9 million, respectively, and incurred net losses of $1.8 million and $3.2 million, respectively.

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

      The Company assumed a contingent liability when it purchased Foundrie d'Autun ("Autun") in France. This contingency includes (i) the cost of employee severance payments and (ii) the cost of environmental cleanup/restoration if any, in the event that the foundry was to be closed. The Company has no plans to close Autun. However, the credit agreement with its bank group prohibits the Company from transferring funds to Autun to cover operating losses. If Autun were unable to fund its operations without financial assistance from the Company, there is a risk that it would have to cease operations, and become subject to the above liabilities. The Company estimates that the liability could total between $10.0 million and $20.0 million.

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

      In conjunction with the restatement of consolidated financial statements related to the items discussed above, management also made adjustments for other errors in previously issued financial statements which had not been recorded previously because they were not material. As a result, the accompanying consolidated financial statements for the three month and nine month periods ended March 31, 2000 have been restated from amounts previously reported to correct the misstatements discussed above. A summary of the significant effects of the restatement to the statement of operations follows:

                                      Three Months Ended                 Nine Months Ended
                                         March 31, 2000                    March 31, 2000
                                   --------------------------        --------------------------
                                       As                               As
                                   Previously                       Previously
                                    Reported       As Restated       Reported        As Restated
                                   ---------        ---------        ---------        ---------
                                                (In thousands, except per share data)
STATEMENT OF OPERATIONS

Net sales                          $ 124,745        $ 121,765        $ 350,149        $ 344,782
Cost of goods sold                   111,053          111,518          308,713          311,825
Operating expenses                    10,962           11,287           30,946           31,780
Income (loss) before taxes               241           (3,529)           3,426           (5,887)
Income tax expense (benefit)          (7,604)          (8,727)          (6,175)          (8,896)
Net income                             7,845            5,198            9,601            3,009

Net earnings per share:

  Basic                            $    1.03        $    0.68        $    1.26        $    0.39
  Diluted                               1.03             0.68             1.26             0.39

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

In conjunction with the restatement of consolidated financial statements related to the items discussed above, management also made adjustments for other errors in previously issued financial statements which had not been recorded previously because they were not material. As a result, the consolidated financial statements for the three month and nine month periods ended March 31, 2000 have been restated from amounts previously reported to correct the items discussed above. A summary of the significant effects of the restatement is included in
Note 13 to the consolidated financial statements. Additionally, Management's Discussion and Analysis of Financial Condition and Results of Operations has been revised for the effects of the restatement.

Results of Operations:

Net sales for the third quarter of fiscal 2001 were $116.9 million, representing a decrease of $4.9 million, or 4.0%, from net sales of $121.8 million in the third quarter of fiscal 2000. The decrease in net sales was due primarily to decreases in net sales to the automotive, mining and power generation markets. Net sales of Sheffield Forgemasters Group Limited ("Sheffield") for the third quarter of fiscal 2001 decreased $1.7 million from net sales in the third quarter of fiscal 2000.

Net sales for the first nine months of fiscal 2001 were $321.9 million, representing a decrease of $22.9 million, or 6.6%, from net sales of $344.8 million in the first nine months of fiscal 2000. The decrease in net sales was due primarily to decreases in net sales to the automotive, mining, power generation and military markets. Net sales of Sheffield for the first nine months of fiscal 2001 decreased by $6.8 million from net sales in the first nine months of fiscal 2000. In addition to the weak market conditions, net sales have also been impacted by the bankruptcy and subsequent cessation of operations of a major customer at the Company's PrimeCast, Inc. ("PrimeCast") subsidiary. PrimeCast aggressively worked at replacing the volume lost from Beloit Corporation ("Beloit"), which filed for bankruptcy in June 1999. During February 2000, Beloit was sold at auction, in parts, and as a result, the plants to which PrimeCast supplied castings subsequently ceased operations. For the first nine months of fiscal 2001, PrimeCast's net sales decreased $3.3 million from net sales in the first nine months of fiscal 2000. In addition, the Company closed Claremont Foundry, Inc. ("Claremont") in November 2000. Claremont's net sales in the first nine months of fiscal 2001 decreased $2.6 million from net sales in the first nine months of fiscal 2000.

Gross profit for the third quarter of fiscal 2001 decreased $2.2 million, or 21.6%, to $8.0 million, or 6.8% of net sales, compared to $10.2 million, or 8.4% of net sales, for the third quarter of fiscal 2000. Gross profit for the first nine months of fiscal 2001 decreased $12.9 million, or 39.1%, to $20.1 million, or 6.2% of net sales, compared to $33.0 million, or 9.6% of net sales, for the first nine months of fiscal 2000. The decrease in gross profit and gross profit as a percentage of net sales for both periods was primarily due to lower net sales and reduced absorption of overhead at the Company's subsidiaries which primarily serve the automotive, mining, power generation and military markets. In addition, increased fuel costs decreased gross profit by approximately $3.3 million and $5.5 million in the third quarter and first nine months, respectively, of fiscal 2001 compared to the prior year periods.

Gross profit at Jahn Foundry Corp. ("Jahn Foundry") in the third quarter of fiscal 2001 decreased $1.0 million, to a gross loss of $767,000, or 34.2% of net sales, compared to a gross profit of $238,000, or 8.6% of net sales, in the third quarter of fiscal 2000. Gross profit at Jahn Foundry in the first nine months of fiscal 2001 decreased $4.5 million, to a gross loss of $3.1 million, or 50.3% of net sales, compared to a gross profit of $1.4 million, or 16.9% of net sales, in the first nine months of fiscal 2000. The negative impact to gross profits primarily resulted from the industrial accident in February 1999 that shut down the shell mold department until the second quarter of fiscal 2001.

In addition to the lower sales volumes after the loss of Beloit as a major customer, PrimeCast's results were impacted by a labor strike that was settled on September 29,

2000 and by a serious injury to an employee that resulted in increased workers' compensation expense of approximately $375,000. The gross loss at PrimeCast in the third quarter of fiscal 2001 increased $1.4 million to $1.4 million, or 30.5% of net sales, compared to a gross loss of $15,000, or 0.2% of net sales, in the third quarter of fiscal 2000. PrimeCast's gross loss in the first nine months of fiscal 2001 increased $2.4 million to a gross loss of $3.1 million, or 20.7% of net sales, compared to a gross loss of $701,000, or 3.9% of net sales, in the first nine months of fiscal 2000.

Selling, general and administrative expense ("SG&A") for the third quarter of fiscal 2001 was $12.3 million, or 10.5% of net sales, compared to $11.4 million, or 9.4% of net sales, in the third quarter of fiscal 2000. For the first nine months of fiscal 2001, SG&A was $33.9 million, or 10.5% of net sales, compared to $32.8 million, or 9.5% of net sales, for the first nine months of fiscal 2000. The increase in SG&A expense as a percentage of net sales in both periods is primarily due to the decrease in net sales. Included in SG&A in the first nine months of fiscal 2001 were expenses of approximately $1.0 million relating to fees and audit and appraisal expenses incurred by the Company in pursuing various options to refinance its bank credit facility. Also included in the third quarter and first nine months of fiscal 2001 were expenses of approximately $390,000 and $870,000, respectively, relating to the investigation of the accounting irregularities at the Company's Pennsylvania Foundry Group of operations.

The Company has recorded intangible assets, consisting of goodwill, in connection with certain of the Company's acquisitions. Amortization of these assets for the third quarter of fiscal 2001 was expense of $338,000, or 0.3% of net sales, as compared to $375,000, or 0.3% of net sales, in the third quarter of fiscal 2000. Amortization of these assets for the first nine months of fiscal 2001 was expense of $1.0 million, or 0.3% of net sales, as compared to $1.1 million, or 0.3% of net sales, in the first nine months of fiscal 2000. The Company has also recorded a liability, consisting of the excess of acquired net assets over cost ("negative goodwill"), in connection with the acquisitions of Canadian Steel Foundries Ltd. ("Canadian Steel") and Fonderie d'Autun ("Autun"). The amortization of negative goodwill was a credit to income in the third quarter of fiscal 2001 of $415,000, or 0.4% net sales, as compared to $443,000, or 0.4% of net sales, in the third quarter of fiscal 2000. Amortization of negative goodwill was a credit to income in the first nine months of fiscal 2001 of $1.2 million, or 0.4% net sales, as compared to $1.5 million or 0.4% of net sales, in the first nine months of fiscal 2000. The liability recorded in connection with the acquisition of Canadian Steel became fully amortized in the second quarter of fiscal 2000.

Other income for the first nine months of fiscal 2001 was $10.9 million ($6.6 million, net of tax), which is a non-recurring gain consisting of $3.7 million and $7.2 million against the Company's business interruption and property damage claims, respectively, relating to the industrial accident at Jahn Foundry on February 25, 1999. The property insurance gain primarily represents the difference between the net proceeds received for the property damage and the property's net book value immediately before the accident. (See Note 10). Other income for the first nine months of fiscal 2000 was $681,000 ($406,000, net of tax). This $681,000 reflects a net gain on the termination of interest rate swap agreements. The net gain was triggered by the Company's early retirement of a term loan.

Interest expense for the third quarter of fiscal 2001 increased to $3.0 million, or 2.6% of net sales, from $2.4 million or 2.0% of net sales, in the third quarter of fiscal 2000. For the first nine months of fiscal 2001, interest expense increased to $8.5 million, or 2.6% of net sales, from $7.0 million, or 2.0% of net sales, in the first nine months of fiscal 2000. The increase in interest expense primarily reflects higher average interest rates on the Company's outstanding indebtedness.

The income tax benefits for the third quarter and first nine months of fiscal 2001 reflected an effective rate of approximately 32% and 27%, respectively. Excluding the $7.8 million deferred income tax benefit discussed below, the income tax benefit for the third quarter and first nine months of fiscal 2000 reflected an effective rate of approximately 27% and 19%, respectively. The effective tax rates are lower than the combined federal, state and provincial statutory rates primarily due to the impact of non-deductible goodwill and foreign dividends. The Company's income tax expense and benefit reflect the combined effective tax rates of the different federal, state and provincial jurisdictions in which the Company operates, and the proportion of taxable income earned in each of those tax jurisdictions.

The Company recorded a $7.8 million deferred income tax benefit in fiscal 2000 with respect to the reinvestment of certain flood insurance proceeds received in 1995 and 1996. The Company recorded pretax gains of approximately $20.1 million in 1995 and 1996 related to insurance proceeds resulting from flood damage to the Company's Atchison, Kansas foundry in July 1993. For federal income tax purposes, the Company treated the flood as an involuntary conversion event under the Internal Revenue Code ("Code") and related Treasury Regulations.

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

As a result of the foregoing, the net loss for the third quarter of fiscal 2001 was $5.0 million compared to net income of $5.2 million for the third quarter of fiscal 2000. The net loss for the first nine months of fiscal 2001 was $9.0 million compared to net income of $3.0 million for the first nine months of fiscal 2000.

Liquidity and Capital Resources:

Cash provided by operating activities for the first nine months of fiscal 2001 was $3.6 million, a decrease of $4.8 million from the first nine months of fiscal 2000. This decrease was primarily attributable to the net loss incurred by the Company, net of non-recurring gains relating to the Company's Jahn Foundry insured claim (see below), which were previously recorded under accrued expenses as insurance advances. Partially offsetting this was the accelerated collection of trade receivable balances and more aggressive management of trade payable balances.

Working capital was a negative $37.9 million at March 31, 2001, as compared to $5.7 million at June 30, 2000. The working capital levels primarily reflect the reclassification of $105.7 million and $72.8 million of the Company's bank credit facility, term loan and senior notes with an insurance company as current at March 31, 2001 and June 30, 2000, respectively. The Company has not been in compliance with certain financial covenants under the Credit Agreement, Note Purchase Agreement and the GE Financing, as defined below, and, accordingly, such amounts have been classified as current liabilities.

During the first nine months of fiscal 2001, the Company made capital expenditures of $9.7 million, as compared to $14.1 million for the first nine months of fiscal 2000. Included in the first nine months of fiscal 2001 were capital expenditures of $4.1 million to rebuild the shell molding area and boiler room damaged in the industrial accident on February 25, 1999 at Jahn Foundry (see below). The balance of capital expenditures were used for routine projects at each of the Company's facilities.

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

Cash requirements for fiscal 2001 have been negatively affected by (1) significantly higher fuel costs (approximately $5.5 million higher than the first nine months of fiscal 2000), (2) the fees and expenses related to the investigation of the accounting irregularities discovered at the Pennsylvania Foundry Group and the related litigation ($870,000 through March 31, 2000), and
(3) nonrecurring fees and appraisal and audit expenses (approximately $600,000 through March 31, 2001) paid by the Company in pursuing various options to refinance its bank credit facility.

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

Total indebtedness of the Company at March 31, 2001 was $120.5 million, as compared to $117.6 million at June 30, 2000. This increase of $2.9 million primarily reflects indebtedness incurred to fund the Company's capital expenditures and operating losses. At March 31, 2001 the Company had fully utilized its revolving credit facility. Since September 29, 2000, the Company has borrowed the maximum amount available for borrowing under its revolving credit facility. Available cash balances at March 31, 2001 were approximately $1.0 million.

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

The Company's primary interest rate exposures relate to its cash and short-term investments, fixed and variable rate debt and interest rate swaps, which are mainly exposed to changes in short-term interest rates (e.g. USD LIBOR). The potential loss in fair values is based on an immediate change in the net present values of the Company's interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% change in interest rates would have a material impact on the Company's earnings of approximately $500,000 and $400,000 in fiscal 2000 and the first nine months of fiscal 2001, respectively.

The Company's exposure to fluctuations in currency rates against the British pound and Canadian dollar result from the Company's holdings in cash and short-term investments and its utilization of foreign currency forward exchange contracts to hedge customer receivables and firm commitments. The potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of the Company's currency exposures due to a 10% shift in exchange rates versus the British pound and Canadian dollar. The potential loss in cash flows and earnings is based on the change in cash flow and earnings over a one-year period resulting from an immediate 10% change in currency exchange rates versus the British pound and Canadian dollar. Based on the Company's holdings of financial instruments at June 30, 2000 and March 31, 2001, a hypothetical 10% depreciation in the British pound and the Canadian dollar versus all other currencies would have a material impact on the Company's earnings of approximately $1.7 million and $2.6 million in fiscal 2000 and the first nine months of fiscal 2001, respectively. The Company's analysis does not include the offsetting impact from its underlying hedged exposures (customer receivables and firm commitments). If the Company included these underlying hedged exposures in its sensitivity analysis, these exposures would substantially offset the financial impact of its foreign currency forward exchange contracts due to changes in currency rates.

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

            NOT APPLICABLE

ITEM 5 -    Other Information

            NOT APPLICABLE

ITEM 6 -    Exhibits and Reports of Form 8-K

            (A)   Exhibits

                  None

            (B)   Reports on Form 8-K

                  The Company has filed a Form 8-K dated January 24, 2001.

                  Items Reported

                  Item 5. Press release issued regarding the closing of PrimeCast.

                  Item 7. Exhibits.

                          Press Release dated January 23, 2001

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

                                                 Atchison Casting Corporation
                                                 -------------------------------
                                                         (Registrant)


DATE:     May 11,  2001                          /s/ HUGH H. AIKEN
                                                 -------------------------------
                                                 Hugh H. Aiken, Chairman of the
                                                 Board, President and Chief
                                                 Executive Officer


DATE:     May 11, 2001                           /s/ KEVIN T. MCDERMED
                                                 -------------------------------
                                                 Kevin T. McDermed, Vice
                                                 President, Chief Financial
                                                 Officer, Treasurer and
                                                 Secretary