Form 10-K405
period 2001-06-30
ATCHISON CASTING CORP
filed 2001-10-12
CIK 911115

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K
(Mark One)
/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the fiscal year ended June 30, 2001 OR

/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         Commission file number 1-12541

                          ATCHISON CASTING CORPORATION
             (Exact name of registrant as specified in its charter)

            Kansas                                  48-1156578
   (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)               Identification No.)

     400 South Fourth Street
         Atchison, Kansas                             66002
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (913) 367-2121

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                                 Name of Each Exchange on
  Title of Each Class                                Which Registered
  -------------------                            -------------------------

Common Stock, $.01 par value                      New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES / X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the Common Stock, par value $.01 per share, of the registrant held by nonaffiliates of the registrant as of October 9, 2001 was $16,490,830.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of October 9, 2001: 7,723,031
Shares

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Annual Proxy Statement for the Annual Meeting of Stockholders to be held December 6, 2001, are incorporated by reference into
Part III.

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

     Atchison manufactures highly engineered metal castings and forgings that are utilized in a wide variety of products, including cars, trucks, gas, steam and hydroelectric turbines, mining equipment, locomotives, passenger rail cars, pumps, valves, army tanks, navy ships, oil field equipment, reactor vessels for plastic manufacturing, computer peripherals, office furniture, home appliances, satellite receivers and consumer goods. Between June 1991 and February 1999, Atchison completed nineteen acquisitions. As a result of these acquisitions, the Company has the ability to produce castings from a wide selection of materials, including carbon, low-alloy and stainless steel, gray and ductile iron, aluminum and zinc as well as the ability to manufacture parts in a variety of sizes, ranging from small die cast components for the computer industry that weigh a few ounces to mill stands for the steel industry that weigh up to 280 tons. The Company believes that its broad range of capabilities, which addresses the needs of many different markets, provides a distinct competitive advantage in the casting and forging industry.

     The Company did not make any acquisitions in fiscal 2000 or 2001, and is not currently contemplating any acquisitions in fiscal 2002. The Company's primary focus in fiscal 2002 will continue to be on the integration and improvement of existing operations and earnings.

     Since 1991, the number of customers served by the Company has increased from 12 to more than 600, including companies such as Caterpillar, Gardner Denver, General Motors, General Electric, Siemens Westinghouse, General Dynamics, Shell, British Steel, Nucor, GEC-Alstom, Ingersoll-Dresser, John Deere, DaimlerChrysler, Corus (formerly British Steel), CICH, Parker Hannifin, Weirton Steel, Case New Holland, Babcock & Wilcox and Meritor (formerly Rockwell International). The Company has received supplier excellence awards for quality from, or has been certified by, substantially all of its principal customers.

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

RECENT DEVELOPMENTS

     FINANCING ARRANGEMENTS

     In September 2001, the Company and its revolving credit lenders entered into the Eleventh Amendment and Forbearance Agreement to the Amended and Restated Credit Agreement (the "Credit Agreement"). The Eleventh Amendment provides that, among other things, these lenders will forbear from enforcing their rights with respect to certain existing defaults through October 12, 2001. This amendment also allowed Atchison Casting UK Limited ("ACUK"), a subsidiary of the Company, to enter into a new financing agreement (the "Facility Agreement") with Burdale Financial Limited ("Burdale"), an affiliate of Congress Financial Corporation, a portion of which will reduce the lenders' commitments thereunder.

     In September, 2001, the Company and the insurance company holding the senior notes (the "Notes") entered into the Eighth Amendment and Forbearance Agreement to the Note Purchase Agreement (the "Note Purchase Agreement"). The Eighth Amendment provides that, among other things, the Noteholder will forbear from enforcing its rights with respect to certain existing defaults through October 12, 2001. This amendment also allows ACUK to enter the Facility Agreement, a portion of which will be used to reduce the principal amount of the Notes.

     In September 2001, ACUK and Burdale Financial Limited entered into the Facility Agreement. This Facility Agreement provides for a 25 million British pound (approximately $35 million US ) facility to be used to fund working capital requirements at Sheffield, a subsidiary of ACUK, and up to $1.0 million British pounds for working capital at Fonderie d'Autun ("Autun"), the Company's subsidiary in France. In addition, the Facility Agreement will provide security for Sheffield's foreign currency exchange contracts and performance bond commitments, repay $5.0 million of intercompany working capital loans and may provide for a loan of up to $9.0 million of additional working capital funds in North America, subject to availability and other restrictions in the U.K. This facility matures on September 17, 2004 and is secured by substantially all of Sheffield's assets in the U.K. Loans under this Facility Agreement will bear interest at LIBOR plus 2.60%.

     The Company is currently negotiating with new and existing lenders to extend its current arrangements while it attempts to establish a new credit facility with covenants that the Company believes it will be able to satisfy and additional borrowing capacity.

     CLOSURE OF PENNSYLVANIA STEEL, PRIMECAST, INC. AND EMPIRE STEEL
     SUBSIDIARIES

     Following the discovery of accounting irregularities, which revealed substantial operating losses at each of the Company's three steel foundries that comprise the Pennsylvania Foundry Group, the Company determined that the carrying value of certain long-lived assets of Pennsylvania Steel and Empire Steel had been impaired. Accordingly, the Company recorded, in the fourth quarter of fiscal 2000, a charge of $6.2 million primarily to reduce the carrying value of the fixed assets at Pennsylvania Steel to estimated fair value and to write-off the goodwill at Empire Steel. Subsequently, the Company committed to a plan to consolidate the three operations into two, thereby improving the capacity utilization of the remaining two and, on November 30, 2000, the Company announced plans to close Pennsylvania Steel. The closure was completed by February 28, 2001. Much of the work was transferred to the remaining two locations.

     On January 23, 2001, the Company announced plans to close its PrimeCast, Inc. ("PrimeCast") foundry unit located in Beloit, Wisconsin and South Beloit, Illinois. The Company had previously announced a partial shutdown of the unit, following the closure of Beloit Paper Machinery Corporation, which had been PrimeCast's major customer and the former owner of the foundry. The closure was completed by March 31, 2001. As PrimeCast was the Company's only foundry that could produce large iron castings, only a portion of PrimeCast's work can be transferred to other operations of the Company. PrimeCast has been merged with and into Kramer International Inc. ("Kramer"). The Company had previously recorded a charge of $6.9 million for the impairment of PrimeCast's fixed assets in the fourth quarter of fiscal 2000.

     Following continued losses in fiscal 2001, the Company announced, on August 31, 2001, plans to close Empire. Accordingly, the carrying values of Empire's fixed assets were written down to the Company's estimate of fair value, which was based on discounted future cash flows. The resulting impairment charge of $1.6 million to reduce the carrying value of these fixed assets was recorded in the fourth quarter ended June 30, 2001. Actual results could vary significantly from such estimates. Prior to the impairment charge, these assets had a carrying value of $2.6 million. The Company plans to close Empire by November 30, 2001, and transfer as much work as possible to other Company locations.

     LEGAL PROCEEDINGS

     The Company, its chief executive officer, and its chief financial officer were named as defendants in five lawsuits filed following the Company's announcements concerning the discovery of accounting irregularities at the Pennsylvania Foundry Group. The cases have been consolidated before the U.S. District Court for the District of Kansas. An amended complaint filed after the consolidation alleges, among other things, that the defendants intentionally or recklessly issued materially false and misleading financial statements in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. That complaint seeks certification of a class of purchasers of the Company's common stock between December 10, 1997 and November 3, 2000 and asks for damages for the class in an unspecified amount. Discovery has been stayed pending the resolution of the defendants' anticipated motion to dismiss the amended complaint. The Company believes the claims are without merit and intends to defend them vigorously. There can be no assurance, however, that an adverse outcome with respect to the case will not have a material adverse impact on the Company's financial condition, results of operations or cash flows.

     In addition, the Company understands that on or about November 29, 2000 the Securities and Exchange Commission issued a formal order of investigation as a result of the events underlying the Company's earlier disclosure of certain accounting irregularities. The Company is cooperating with the investigation.

     PLANNED SALE OF LOS ANGELES DIE CASTING AND JAHN FOUNDRY CORP. ASSETS

     The Company is negotiating the sale of substantially all of the assets of Los Angeles Die Castings Inc. ("LA Die Casting"). Under the terms of the proposed agreement, the Company would receive approximately $4.5 million in cash in exchange for certain assets and the assumption of certain liabilities by the buyer, subject to certain post-closing adjustments. There can be no assurance that a definitive agreement will ultimately be executed or consummated. If consummated, it is anticipated that this transaction would close during the second quarter of fiscal 2002.

     In the fourth quarter of fiscal 2001, the Company recognized an impairment charge of $2.7 million to write-down the carrying value of the intangible assets at LA Die Casting to the Company's estimate of fair value. The Company considered its decision to realign its operations, resulting in its decision to dispose of LA Die Casting as the primary indicator of impairment. Prior to the impairment charge, the intangible assets had a carrying value of $3.5 million. For fiscal years 1999, 2000 and 2001, LA Die Casting recorded net sales of $9.6 million, $9.5 million and $8.2 million, respectively, and net income of $196,000, $280,000 and $61,000, respectively, excluding the impairment charge in the fourth quarter of fiscal 2001.

     The Company is negotiating the sale of substantially all of the assets of Jahn Foundry Corp. ("Jahn Foundry"). Under the terms of the proposed agreement, the Company would receive approximately $500,000 in cash, $500,000 in preferred stock of the buyer and $1.0 million principal amount over ten years in exchange for certain assets and the assumption of up to approximately $4.0 million of certain liabilities by the buyer, subject to certain post-closing adjustments. There can be no assurance that a definitive agreement will ultimately be executed or consummated. If consummated, it is anticipated that this transaction would close during the second quarter of fiscal 2002.

     In the fourth quarter of fiscal 2001, the Company recognized an impairment charge of $13.9 million to write-down the carrying value of the fixed assets at Jahn Foundry to the Company's estimate of fair value. The Company considered its decision to realign its operations, resulting in its decision to dispose of Jahn Foundry as the primary indicator of impairment. Prior to the impairment charge, the fixed assets had a carrying value of $15.9 million. For fiscal years 1999, 2000 and 2001, Jahn Foundry recorded net sales of $12.0 million, $10.7 million and $8.4 million, respectively, and net income (losses) of $124,000, $(113,000) and $(2.4) million, respectively, excluding the impairment charge in the fourth quarter of fiscal 2001 and a non-recurring gain of $10.9 million recorded in the second quarter of fiscal 2001 relating to insurance claims resulting from the industrial accident at Jahn Foundry on February 25, 1999.

COMPANY STRATEGY

     Until fiscal 2000, ACC pursued growth and diversification through a two-pronged approach of: (i) making strategic acquisitions within the widely fragmented and consolidating foundry industry; and (ii) integrating the acquired foundries to achieve economies of scale, while strengthening marketing and promoting the use of new casting technology. ACC's primary focus since the beginning of fiscal 2000 has been on the integration and improvement of existing operations. No acquisitions are currently contemplated during fiscal 2002.

     STRATEGIC ACQUISITIONS

     ACQUIRE LEADERS AND BUILD CRITICAL MASS. The Company initially acquired foundries that were considered leaders in their respective sectors. After acquiring a leader in a new market, ACC would strive to make subsequent acquisitions that further penetrate that market and take advantage of the leader's technical expertise. Atchison Steel Casting & Machining is a leader in the field of large, complex steel castings. This acquisition in 1991 provided credibility for ACC's presence in the industry and established a base for add-on acquisitions. Following the Atchison Steel Casting & Machining acquisition, the Company added capacity and strengthened its base through the add-on acquisitions of Amite Foundry and Machine, Inc. ("Amite") in 1993 and Canadian Steel Foundries, Ltd. ("Canadian Steel") in 1994. As an additional example, Prospect Foundry, Inc. ("Prospect") was acquired in 1994 due to its leading position in gray and ductile iron casting production. The subsequent acquisition of La Grange Foundry Inc. ("La Grange") in 1995 further enhanced ACC's position in this market.

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

     DIVERSIFY END MARKETS. The Company attempts to lessen the cyclical exposure at individual foundries by operating a diversified network of foundries that serve a variety of end markets. Kramer a supplier of pump impellers, was acquired in 1995, expanding ACC's sales to the energy and utility sectors. The Company believes ACC's presence in these markets somewhat offsets its exposure to the railroad and mining and construction markets, as energy and utility cycles do not necessarily coincide with railroad investment or mining and construction cycles. The acquisition of Prospect diversified the end markets served by the Company by providing access to both the agricultural equipment and trucking industries. Sheffield provided a strong position as a supplier to the steel industry, as well as substantial enhancement of ACC's presence in the oil and gas industry. Currently, the Company serves more than ten major end-user markets, compared to three in 1991.

     DIVERSIFY GEOGRAPHICALLY. The Company sought to acquire foundries, which would expand the operations to other major world economies. Sheffield and Autun provide entry into the Euromarket.

    The following table presents the Company's current operations and their primary strategic purpose.

                                        DATE
  MANUFACTURING UNIT                  ACQUIRED                            STRATEGIC PURPOSE
--------------------------------     ------------     --------------------------------------------------------------
Atchison Steel Casting &                06/14/91        Leader in carbon and low alloy, large, complex steel
  Machining                                                castings. Initial platform for Company strategy.

Amite                                   02/19/93        Increase capacity to take on new  projects with customers.
                                                            Add-on to Atchison Steel Casting & Machining.

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

The G&C Foundry Company                 03/11/96        Highly  regarded in fluid  power market.  Build position in gray and ductile iron casting markets

LA Die Casting                          10/01/96        Leader in aluminum and zinc die casting. Proposed to be sold.

Canada Alloy Castings, Ltd.             10/26/96        Build  position in existing  markets.  Smaller castings than
                                                          Canadian Steel, but similar markets and materials.

Jahn Foundry                            02/14/97        Develop  position in market for automotive  castings.  Add-on iron foundry.  Proposed to be sold.

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

Autun                                   02/25/99        Continue to expand geographically in Europe and to increase penetration of the automotive market.

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

     One way in which ACC builds the marketing efforts of its foundries is to increase the number of sales personnel at its foundries. In addition to sales people added through acquisitions, the Company has incrementally increased the sales force by 36%. Another element of the Company's marketing effort is to jointly develop castings with its customers. Joint development projects using new technology, and the resulting increased service and flexibility provided to customers, is an important marketing tool and has been instrumental in receiving several new orders. For example, a joint development project between Caterpillar and ACC led to the production of the boom tip casting for one of Caterpillar's new hydraulic excavators. Joint development projects have also taken place with General Motors, Nordberg, John Deere, Case New Holland, Bombardier and DaimlerChrysler, among others.

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

     The U.S. casting industry is estimated to have had shipments of approximately 13.7 million tons in 1999, of which steel castings accounted for approximately 1.4 million tons, iron castings for approximately 9.7 million tons and non-ferrous castings for approximately 2.6 million tons. Metal casting shipments are forecast to grow at an annual rate of 1.4% to 16.0 million tons by 2010. The Company has been able to grow principally as a result of its strategy and due to key trends affecting the casting industry, including the following:

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

MARKETS AND PRODUCTS

     STEEL INDUSTRY. The steel industry uses rolls to form cast steel into sheets, bars, rods, beams and plates, which are then used to make end products such as car bodies, tin cans and bridges. Rolls are consumed as steel is rolled, so there is a steady demand for rolls. Customers in this market include Corus (formerly British Steel) and Nucor, among others. Sheffield Forgemasters Rolls Limited ("Forgemasters Rolls") is one of the world leaders in cast and forged rolls for the steel-making industry. Steel products produced by the Company accounted for approximately 18.8%, 18.5% and 20.2% of the Company's net sales in fiscal 1999, fiscal 2000 and fiscal 2001, respectively.

     MINING AND CONSTRUCTION. ACC's castings are used in tractor-crawlers, mining trucks, excavators, drag lines, wheel-loaders, rock crushers, diesel engines, slurry pumps, coal mining machines and ore-processing equipment. Mining and construction equipment customers include Caterpillar, Nordberg, Meritor (formerly Rockwell International), Gardner Denver, John Deere, Komatsu and Euclid, among others. Products supplied to the mining and construction industry accounted for approximately 18.0%, 16.5% and 15.9% of the Company's net sales in fiscal 1999, fiscal 2000 and fiscal 2001, respectively.

     RAILROAD. The Company supplies cast steel undercarriages for locomotives, among other parts, for this market. GM is ACC's largest locomotive customer, and has purchased locomotive castings from Atchison Steel Casting & Machining for over 60 years. The Company further penetrated this market through the purchase of London Precision. Rail products produced by the Company accounted for approximately 11.3%, 10.5% and 10.9% of the Company's net sales in fiscal 1999, fiscal 2000 and fiscal 2001, respectively.

     AUTOMOTIVE. The automotive industry uses both iron and aluminum castings, as well as aluminum die castings. ACC entered this market through the purchase of Jahn Foundry in Springfield, Massachusetts and Inverness Castings Group, Inc. ("Inverness") in Dowagiac, Michigan. Customers in this market include General Motors and DaimlerChrysler, among others.

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

     OTHER. Other markets include process equipment such as rubber mixers, plastic extruders, dough mixers, machine tools and a variety of general industrial applications. With the acquisition of LA Die Casting, the Company entered the consumer market. LA Die Casting supplies components used to make recreational vehicles, computer peripherals, direct satellite receivers, telescopes and pool tables. Customers include California Amplifier, RC Design, Celestron and Printronix. As discussed above, LA Die Casting may be sold.

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

BACKLOG

     The Company's backlog is based upon customer purchase orders that the Company believes are firm and does not include purchase orders anticipated but not yet placed. At June 30, 2001, the Company's backlog was approximately $206.8 million, as compared to backlog of approximately $168.6 million at June 30, 2000. The backlog is scheduled for delivery in fiscal 2002 except for approximately $36.9 million, of which $27.8 million is scheduled for delivery in fiscal 2003. The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company. The Company historically has not experienced cancellation of any significant portion of customer orders.

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

     MATERIALS. Steel is more difficult to cast than iron, copper or aluminum because it melts at higher temperatures, undergoes greater shrinkage as it solidifies, causing the casting to crack or tear if the mold is not properly designed, and is highly reactive with oxygen, causing chemical impurities to form as it is poured through air into the mold. Despite these challenges, cast steel has become a vital material due to its superior strength compared to other ferrous metals. In addition, most of the beneficial properties of steel match or exceed those of competing ferrous metals. The Company's first foundry, which today forms Atchison Steel Casting & Machining, produced carbon and low alloy steel castings when it was acquired from Rockwell International in 1991. ACC added an AOD vessel for making stainless steel in order to better supply the pump and valve markets, which sometimes require stainless steel castings to be made from the same patterns used for carbon steel castings. Also in 1994, ACC purchased Quaker Alloy, which specializes in casting high alloy and stainless steels for valves, pumps and other equipment. Sheffield, Canadian Steel and Canada Alloy Castings, Ltd. ("Canada Alloy") also make high alloy and stainless castings, further reinforcing ACC's market position and skill base concerning the casting of stainless and specialty, high alloy steels.

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

     MACHINING. The Company machines many of its steel castings, typically to tolerances within 30 thousandths of an inch. Some castings are machined to tolerances of one thousandth of an inch. Machining includes drilling, threading or cutting operations. The Company's Sheffield, St. Joe, Amite, Inverness and London Precision machine shops have a wide variety of machine tools, including CNC machine tools. The Company also machines some of its castings at Canadian Steel, Quaker Alloy and Kramer. The ability to machine castings provides a higher value-added product to the customer and improved quality. Casting imperfections, which are typically located near the surface of the casting, are usually discovered during machining and corrected before the casting is shipped to the customer.

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

                                                                                      TONS
                                                                                     SHIPPED
                                                                   ESTIMATED*       12 MONTHS
                                                                     ANNUAL           ENDED        ESTIMATED*
  MANUFACTURING      METALS CAST OR                                 CAPACITY         JUNE 30,       CAPACITY
      UNIT               FORGED           MAJOR APPLICATIONS       IN NET TONS        2001        UTILIZATION
-------------------  ----------------  -------------------------   ------------  ---------------  ------------
Atchison Steel       Carbon, low       Mining and construction,       30,000         23,166           77.2%
Casting &            alloy and         rail, military, valve,
Machining            stainless         turbine and compressor
                     steel

Amite                Carbon and low    Marine, mining and             14,000          3,658           26.1%
                     alloy steel       construction

Prospect             Gray and          Construction,                  12,500          6,613           52.9%
                     ductile iron      agricultural, trucking,
                                       hydraulic, power
                                       transmission and machine
                                       tool

Quaker Alloy         Carbon, low       Pump and valve                  6,000          2,092           34.9%
                     alloy and
                     stainless
                     steel

Canadian Steel       Carbon, low       Hydroelectric and steel         6,000          2,518           42.0%
                     alloy and         mill
                     stainless steel

Kramer               Carbon, low       Pump impellers and              1,450            876           60.5%
                     alloy and         casings
                     stainless
                     steel, gray
                     and ductile
                     iron

La Grange            Gray, ductile     Mining and construction        14,000         10,159          72.6%
                     and compacted     and transportation
                     graphite iron

G&C                  Gray and          Fluid power (hydraulic         12,000          9,893           82.4%
                     ductile iron      control valves)

LA Die Casting       Aluminum and      Communications,                 1,750            861           49.2%
                     zinc              recreation and computer

Canada Alloy         Carbon, low       Power generation, pulp          2,500          1,554           62.2%
                     alloy and         and paper machinery,
                     stainless steel   pump and valve

                                                                                      TONS
                                                                                     SHIPPED
                                                                   ESTIMATED*       12 MONTHS
                                                                     ANNUAL           ENDED        ESTIMATED*
  MANUFACTURING      METALS CAST OR                                 CAPACITY         JUNE 30,       CAPACITY
      UNIT               FORGED           MAJOR APPLICATIONS       IN NET TONS        2001        UTILIZATION
-------------------  ----------------  -------------------------   ------------  ---------------  ------------
Jahn Foundry         Gray iron         Automotive, air                11,000          4,241           42.4%
                                       conditioning and
                                       agricultural

Inverness            Aluminum          Automotive, furniture          12,500          8,375           67.0%
                                       and appliances

Forgemasters         Iron and Steel    Steel and aluminum             31,000         23,734           76.6%
Rolls                                  rolling

Sheffield            Iron and Steel    Oil and gas, ingot,            88,200         47,254           53.6%
Forgemasters                           petrochemical, power
Engineering                            generation
Limited

Autun                Iron              Heating , domestic             35,000         19,015           54.3%
                                       appliance and automotive
                                       castings
                                                                   -------------  ---------------  ------------
        Totals                                                       277,900        164,009           59.0%
                                                                   =============  ===============  ============


                                                                                    MACHINING
                                                                                      HOURS
                                                                   ESTIMATED*       12 MONTHS
                                                                     ANNUAL           ENDED        ESTIMATED*
 MANUFACTURING           METALS                                    MACHINING         JUNE 30,       CAPACITY
      UNIT              MACHINED          MAJOR APPLICATIONS         HOURS             2001        UTILIZATION
-------------------  ----------------  -------------------------  -------------   ---------------  ------------
London Precision     Carbon, low       Mining and                    170,000        210,530           123.8%
                      alloy,           construction, rail,
                      stainless        military, valve,
                      steel, iron      turbine and compressor
                      and aluminum

                                                                   ------------   ---------------  ------------
        Totals                                                       170,000        210,530           123.8%
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

     As a reflection of its commitment to quality, the Company has been certified by, or won supplier excellence awards from, substantially all of its principal customers. Of 600 suppliers to General Motors' Electromotive Division, the Company was the first supplier to receive the prestigious Targets of Excellence award. Reflecting its emphasis on quality, Atchison Steel Casting & Machining was certified to ISO 9001 in August 1995, which represents compliance with international standards for quality assurance. Quaker Alloy, La Grange, Canada Alloy, Jahn Foundry, G & C, Inverness, London Precision, Forgemasters Rolls and Canadian Steel have each been certified to ISO 9002. Sheffield Forgemasters Engineering Ltd. ("Forgemasters Engineering") has been certified to ISO 9001. Other ACC foundries are preparing for ISO certification.

EMPLOYEE AND LABOR RELATIONS

     As of June 30, 2001, the Company had approximately 3,800 full-time employees. Since its inception, the Company has had two work stoppages. The Company's hourly employees are covered by collective bargaining agreements with several unions at fifteen of its locations. These agreements expire at varying times over the next several years. The following table sets forth a summary of the principal unions and term of the principal collective bargaining agreements at the respective locations in operation. The labor laws of France prevent the Company from learning the number of employees in the union at Autun.

                                                                                                                       APPROXIMATE
                                                                                                                        NUMBER OF
 MANUFACTURING                                                                                      DATE OF            MEMBERS (AS
      UNIT                  NAME OF PRINCIPAL UNION                   EFFECTIVE DATE              EXPIRATION           OF 6/30/01)
----------------       -----------------------------------------  ----------------------   ---------------------    ----------------
  Atchison Steel         United Steelworkers of America, Local           05/11/99                 05/12/02                 319
  Casting &              6943
  Machining

  Prospect               Glass, Molders, Pottery,                        08/31/00                 06/30/03                 144
                         Plastics & Allied Workers
                         International, Local 63B

  Quaker Alloy           United Steelworkers of                          05/15/99                 07/15/03                 185
                         America, Local 7274

                                                                                                                       APPROXIMATE
                                                                                                                        NUMBER OF
 MANUFACTURING                                                                                      DATE OF            MEMBERS (AS
      UNIT                  NAME OF PRINCIPAL UNION                   EFFECTIVE DATE              EXPIRATION           OF 6/30/01)
----------------       -----------------------------------------  ----------------------   ---------------------    ----------------
  Canadian Steel         Metallurgistes Unis                             02/12/01                 02/14/04                  79
                         d'Amerique, Local 6859

  Kramer                 United Steelworkers of                          07/29/00                 07/29/03                  81
                         America, Local 1343

  Empire                 United Steelworkers of                          03/01/97                 02/28/02                 131
                         America, Local 3178

  La Grange              Glass, Molders, Pottery,                        12/18/00                 12/16/05                 171
                         Plastics & Allied Workers
                         Union, Local 143

  La Grange              International Association of Machinists         12/18/00                 12/21/05                  15
                         and Aerospace Workers, Local 822

  G&C                    United Electrical, Radio and                    03/01/97              In negotiation              122
                         Machine Workers of America,
                         Local 714

  LA Die Casting         United Automobile, Aircraft,                    12/09/00                 12/12/03                  37
                         Agricultural Implement
                         Workers of America, Local 509

  Canada Alloy           United Steelworkers of                          04/04/97                 04/03/02                 102
                         America, Local 5699

  Jahn Foundry           Glass, Molders, Pottery,                        06/01/98                 12/03/01                  73
                         Plastics and Allied Workers
                         International, Local 97

  Inverness              United Paperworker's International,             04/20/01                 08/06/04                 215
                         Local 7363


  Sheffield              Steel and Industrial Managers Association       01/07/01                 01/01/02                   4
   Forgemasters
   Engineering           Iron and Steel Trades Confederation
   Limited                                                               01/07/01                 01/01/02                  58

                         Electrical Engineering and Plumbing             01/07/01                 01/01/02                  17
                         Trades Union

                         Manufacturing Science and Finance               01/07/01                 01/01/02                  30

                         Trades Associated to Steel and                  01/07/01                 01/01/02                   4
                         Sheetmakers

                         Association of Professional and                 01/07/01                 01/01/02                   7
                         Executive Staff

                                                                                                                       APPROXIMATE
                                                                                                                        NUMBER OF
 MANUFACTURING                                                                                      DATE OF            MEMBERS (AS
      UNIT                  NAME OF PRINCIPAL UNION                   EFFECTIVE DATE              EXPIRATION           OF 6/30/01)
----------------       -----------------------------------------  ----------------------   ---------------------    ----------------
                         General Municipal and Boilermakers              01/07/01                 01/01/02                  41

                         Allied Engineering and Electrical Union         01/07/01                 01/01/02                 129

                         Transport and General Workers Union             01/07/01                 01/01/02                   8

                         Amalgamated Metal and Steelworkers Union        01/07/01                 01/01/02                  10

                         Union of Construction, allied Trades and        01/07/01                 01/01/02                   3
                         Technicians

  Forgemasters           Amalgamated Engineering and Electrical
   Rolls                 Union
                         -        Sheffield                              01/01/01                 12/31/02                  78
                         -        Crewe                                  01/08/00              In negotiation              195
                         -        Coatbridge                             01/01/01                 12/31/01                  40

                         Iron and Steel Trades Confederation
                         -        Sheffield                              01/01/01                 12/31/02                   9

                         General and Municipal Workers Union
                         -        Sheffield                              01/01/01                 12/31/02                   2

                         Transport and General Workers Union
                         -        Sheffield                              01/01/01                 12/31/02                   3

                                                                                                                            19
                         Manufacturing Science and Finance
                         -        Crewe                                  08/01/00              In negotiation               19
                         -        Sheffield                              01/01/01                 12/31/02                   7

  London Precision       United Steelworkers of America, Local            8/31/00                  8/31/04                  81
                         2699


EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers of the Company.

NAME                                        AGE      POSITION WITH THE COMPANY
-----------------------------------------  -------  ------------------------------------------------------------
Hugh H. Aiken...........................     57     Chairman of the Board, President, Chief Executive Officer
                                                      and Director

Thomas K. Armstrong, Jr.................     47     Chief Operating Officer - North America

David Fletcher..........................     56     Vice President - Europe

John R. Kujawa..........................     48     Vice President - Large Steel Castings

Kevin T. McDermed.......................     41     Vice President, Chief Financial Officer, Treasurer and
                                                       Secretary

James Stott.............................     60     Vice President

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

PRODUCT WARRANTY

     The Company warrants that every product will meet a set of specifications, which is mutually agreed upon with each customer. The Company's written warranty provides for the repair or replacement of its products and excludes contingency costs. Often, the customer is authorized to make the repair within a dollar limit, in order to minimize freight costs and the time associated therewith. In fiscal 2001, warranty costs amounted to less than one percent of the Company's net sales.

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

     A Phase I environmental assessment of each of the Company's facilities has been performed, and no significant or widespread contamination has been identified at any Company facility. A Phase I assessment includes an historical review, a public records review, a preliminary investigation of the site and surrounding properties and the preparation and issuance of a written report, but it does not include soil sampling or subsurface investigations. There can be no assurance that these Phase I assessments have identified, or could be expected to identify, all areas of contamination. As the Company evaluates and updates the environmental compliance programs at foundry facilities recently acquired, the Company may become aware of matters of noncompliance that need to be addressed or corrected. In addition, there is a risk that material adverse conditions could have developed at the Company's facilities since such assessments. Groundwater testing confirmed that solvent and metals contamination is migrating off of a property owned by Inverness. Current estimates suggest that corrective action costs could be in excess of $400,000.

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

      The following table sets forth certain information with respect to the Company's principal facilities.

                                                                                                 FLOOR SPACE IN
               NAME                         LOCATION                 PRINCIPAL USE                  SQ. FEET
------------------------------------   -------------------    -----------------------------    -------------------
Corporate Office                       Atchison, KS           Offices                                       3,907

Atchison Foundry                       Atchison, KS           Steel foundry                               451,218

Atchison Pattern Storage               Atchison, KS           Pattern storage                             165,511

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

Amite                                  Amite, LA              Steel foundry and machine                   339,000
                                                              shop

Prospect                               Minneapolis, MN        Iron foundry                                133,000

Quaker Alloy                           Myerstown, PA          Steel foundry & landfill                    301,000
                                                              for foundry sand

Canadian Steel                         Montreal, Quebec       Steel foundry                               455,335

Kramer                                 Milwaukee, WI          Steel foundry                                38,000

Empire                                 Reading, PA            Iron and steel foundry                      177,000
                                                              (planned to be closed)

La Grange                              La Grange, MO          Iron foundry                                189,000

G & C                                  Sandusky, OH           Iron foundry                                111,000

LA Die Casting                         Los Angeles, CA        Aluminum and zinc die                        35,000
                                                              casting (proposed to be
                                                              sold)

Canada Alloy                           Kitchener, Ontario     Steel foundry                                83,000

Pennsylvania Steel                     Hamburg, PA            Steel foundry (closed)                      158,618


                                                                                                 FLOOR SPACE IN
               NAME                         LOCATION                 PRINCIPAL USE                  SQ. FEET
------------------------------------   -------------------    -----------------------------    -------------------
Jahn Foundry                           Springfield, MA        Iron foundry (proposed to                   207,689
                                                              be sold)

PrimeCast                              South Beloit, IL       Iron foundry (closed)                       320,000
                                       and Beloit, WI

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

Forgemasters Engineering               Sheffield, England     Iron and steel foundry,                   1,181,277
                                                              forge and machine shop

Claremont                              Claremont, NH          Steel Foundry (closed)                      110,000

London Precision                       London, Ontario        Machine Shop                                 63,000

Autun                                  Autun, France          Iron foundry                                376,600

     ITEM 3.   LEGAL PROCEEDINGS

     An accident, involving an explosion and fire, occurred on February 25, 1999, at Jahn Foundry, located in Springfield, Massachusetts. Nine employees were seriously injured and there were three fatalities. The damage was confined to the shell molding area and boiler room. The other areas of the foundry remained operational. Molds were being produced at other foundries, as well as Jahn Foundry, while repairs were made. The new shell molding department became operational in November 2000.

     The Company carries insurance for property and casualty damages (over $475 million of coverage), business interruption (approximately $115 million of coverage), general liability ($51 million of coverage) and workers' compensation (up to full statutory liability) for itself and its subsidiaries. The Company recorded charges of $750,000 during the third quarter of fiscal 1999, primarily reflecting the deductibles under the Company's various insurance policies. At this time there can be no assurance that the Company's ultimate costs and expenses resulting from the accident will not exceed available insurance coverage by an amount which could be material to its financial condition or results of operations and cash flows.

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

     A civil action has been commenced in Massachusetts Superior State Court on behalf of the estates of deceased workers, their families, injured workers and their families, against the supplier of a chemical compound used in Jahn Foundry's manufacturing process. The supplier of the chemical compound, Borden Chemical, Inc., filed a Third Party Complaint against Jahn Foundry in Massachusetts Superior State Court on February 2, 2000 seeking indemnity for any liability it has to the plaintiffs in the civil action. The Company's comprehensive general liability insurance carrier has retained counsel on behalf of Jahn Foundry, and the Company and is aggressively defending Jahn Foundry in the Third Party Complaint. It is too early to assess the potential liability to Jahn Foundry for the Third Party Complaint, which in any event Jahn Foundry will aggressively defend. In addition, Jahn Foundry has brought a Third Party Counterclaim against Borden and the independent sales representative of the chemical compound, J.R. Oldhan Company, seeking compensation for losses sustained in the explosion, including amounts covered by insurance.

     On February 26, 2001, Borden filed a Third Party Complaint against the Company seeking contribution, under Massachusetts law, from the Company in the event that the plaintiffs prevail against Borden. The Third Party Complaint alleges that the Company undertook a duty to oversee industrial hygiene, safety and maintenance at Jahn Foundry and that the Company designed, installed and maintained equipment and machinery at Jahn Foundry, and that the Company's carelessness, negligence or gross negligence caused the explosion and resulting injuries. It is too early to assess the potential liability for such a claim, which in any event the Company will aggressively defend.

     On March 30, 2001, the plaintiffs amended their complaint by adding the Company as a third party defendant. The plaintiffs allege that the Company undertook a duty to oversee industrial hygiene, safety and maintenance at Jahn Foundry and that the Company's carelessness, negligence or gross negligence caused the explosion and resulting injuries. The plaintiffs seek an unspecified amount of damages and punitive damages. It is too early to assess the potential liability to the Company for such claims, which in any event the Company will aggressively defend. The Company has filed a cross-claim for contribution against Borden and J.R. Oldhan Company.

     The Company, its chief executive officer, and its chief financial officer were named as defendants in five lawsuits filed following the Company's announcements concerning the discovery of accounting irregularities at the Pennsylvania Foundry Group. The cases have been consolidated before the U.S. District Court for the District of Kansas. An amended complaint filed after the consolidation alleges, among other things, that the defendants intentionally or recklessly issued materially false and misleading financial statements in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. That complaint seeks certification of a class of purchasers of the Company's common stock between December 10, 1997 and November 3, 2000 and asks for damages for the class in an unspecified amount. Discovery has been stayed pending the resolution of the defendants' motion to dismiss the amended complaint. The Company believes the claims are without merit and intends to defend them vigorously. There can be no assurance, however, that an adverse outcome with respect to the case will not have a material adverse impact on the Company's financial condition, results of operations, or cash flows.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held on June 29, 2001.

     Stockholders owning 7,166,639 shares voted in favor of David D. Colburn as a Class I director. There were 743,955 shares withheld. Stockholders owning 7,138,812 shares voted in favor of Hugh H. Aiken as a Class I director. There were 771,781 shares withheld. Accordingly, Mr. Colburn and Mr. Aiken were elected as Class I directors for a term of three years. Previously elected and continuing to serve their terms are David L. Belluck, Ray H. Witt and Stuart Z. Uram.

     Stockholders owning 3,886,859 shares voted in favor of adopting the Shareholder Rights Plan and the Rights Agreement dated as of March 28, 2000 between the Company and American Stock Transfer & Trust Company, as amended. There were 1,891,944 shares voted against, 9,181 shares abstained and 1,901,363 broker non-votes. Accordingly, the Shareholders Rights Plan and the Rights agreement has been adopted.

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

                                                                                      HIGH         LOW
                                                                                     ------       -------
FISCAL YEAR ENDING JUNE 30, 2000:
First Quarter..........................................................               11 3/8      8 11/16
Second Quarter.........................................................               11          8  1/2
Third Quarter..........................................................                9 1/8      6  9/16

Fourth Quarter.........................................................                8 5/16     5 11/16


FISCAL YEAR ENDING JUNE 30, 2001:
First Quarter..........................................................                6 3/4      3

Second Quarter.........................................................                4 15/16    2  7/16

Third Quarter..........................................................                4          2  5/8
Fourth Quarter..........................................................               3.20       2.25


FISCAL YEAR ENDING JUNE 30, 2002:
First Quarter..........................................................                4.05       2.55
Second Quarter (through October 9, 2001)...............................                3.00       2.10


     As of October 9, 2001, there were over 2,200 holders of the Common Stock, including shares held in nominee or street name by brokers.

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

                      UNREGISTERED SECURITIES TRANSACTIONS

     In lieu of cash compensation for services rendered in their capacity, as Directors of the Company, Mr. David Belluck, Mr. David D. Colburn, Mr. Ray Witt, and Mr. Stuart Uram were each provided at their election 8,421 shares of common stock on September 10, 2001, with a then-current market value of $2.85 per share. Such transactions were exempt from registration under the Securities Act of 1993, as amended (the "Act"), pursuant to Section 4(2) of the Act.

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

                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            FISCAL YEAR ENDED JUNE 30,
                                                     1997            1998           1999              2000            2001
                                                  --------         --------       --------         --------         --------
STATEMENT OF OPERATIONS DATA:
Net Sales.......................................  $245,769         $373,107       $477,405         $461,137         $428,150

Cost of Sales...................................   205,480          322,002        417,816          419,299          400,289
                                                  --------         --------       --------         --------         --------
     Gross Profit...............................    40,289           51,105         59,589           41,838           27,861

  Operating Expenses:

     Selling, General & Administrative..........    21,559           28,846         45,290           44,526           44,172

       Impairment Charges.......................         -                -              -           16,414 (2)       18,139 (5)

       Amortization of Intangibles..............       632              850            544             (408)            (255)

     Other Income ..............................         -               -          (2,750)(1)         (606)(3)      (10,920)
                                                  --------         --------       --------         --------         --------
     Operating Income (Loss)....................    18,098           21,409         16,505          (18,088)         (23,275)

 Interest Expense...............................     3,227            3,896          8,352            9,452           11,329

 Minority Interest in Net Income (Loss) of
     Subsidiaries...............................       270              448            237               66              (57)
                                                  --------         --------       --------         --------         --------

     Income (Loss) Before Taxes.................    14,601           17,065          7,916          (27,606)         (34,547)

 Income Taxes...................................     6,100            6,823          4,844          (15,927)(4)        1,892
                                                  --------         --------       --------         --------         --------
     Net Income (Loss) before Cumulative Effect
        of a change in Accounting Principal......    8,501           10,242          3,072          (11,679)         (36,439)
  Cumulative Effect on Prior Years of a change
    in Accounting for Derivative Financial
    Instruments, net of tax                              -                -              -                -             (546)
                                                  --------         --------       --------         --------         --------
     Net Income (Loss)                              $8,501          $10,242         $3,072         $(11,679)        $(36,985)
                                                  ========         ========       ========         ========         ========
Earnings (Loss) Per Share:
   Basic.........................................    $1.47            $1.25          $0.39           $(1.53)          $(4.81)
                                                  ========         ========       ========         ========         ========
   Diluted.......................................    $1.46            $1.25          $0.39           $(1.53)          $(4.81)
                                                  ========         ========       ========         ========         ========

Weighted Average Number of  Common and
Equivalent Shares Outstanding

   Basic.........................................5,796,281        8,167,285      7,790,781        7,648,616        7,685,339

   Diluted.......................................5,830,695        8,218,686      7,790,781        7,648,616        7,685,339

SUPPLEMENTAL DATA:

 Depreciation and Amortization...................   $8,667          $11,695        $13,416          $14,198          $13,584

 Capital Expenditures ...........................   13,852           17,868         17,899           20,531           11,182

 Number of Operating Plants at Period End .......       13               17             19               19               16

BALANCE SHEET DATA (AT PERIOD END):

 Working Capital  (Defiency).....................  $56,061          $73,755        $78,932           $5,730         $(52,925)

 Total Assets....................................  211,482          340,981        361,114          342,423          305,873


 Long-Term Obligations...........................   27,758           87,272        104,607           36,691            6,648


 Total Stockholders' Equity (7)..................  121,504          131,864        128,585          114,333           72,689


(1) Other income consists of a $3.5 million gain resulting from a revision to the flood damage reconstruction reserve, partially offset by a charge of $750,000 recorded in connection with an industrial accident that occurred on February 25, 1999 at Jahn Foundry.

(2) Impairment charges consist of a $3.4 million charge relating to the Company's planned closure of Claremont Foundry, Inc. ("Claremont"), a $6.9 million charge relating to an impairment of long-lived assets at PrimeCast, Inc., a $3.4 million charge relating to the impairment of long-lived assets at Pennsylvania Steel Foundry & Machine Company and a $2.7 million charge relating to an impairment of goodwill at Empire Steel Castings, Inc ("Empire Steel").

(3) Other income consists primarily of gains of $1.1 million on the termination of interest rate swap agreements.

(4) Includes a $7.8 million deferred income tax benefit relating to the resolution of the Company's tax treatment of certain flood insurance proceeds received in fiscal 1995 and 1996.

(5) Impairment charges consist of a $1.6 million charge relating to the Company's planned closure of Empire Steel, a $2.7 million charge relating to an impairment of goodwill at Los Angeles Die Casting ("LA Die Casting" and a $13.9 million charge relating to the impairment of long-lived assets at Jahn Foundry Corp ("Jahn Foundry").

(6) Includes a $10.9 million gain relating to the industrial accident that occurred on February 25, 1999 at Jahn Foundry

(7) There have been no cash dividends paid during fiscal year 1997 through 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Prior to fiscal 2000, the Company pursued an active acquisition program designed to take advantage of consolidation opportunities in the widely fragmented foundry industry. The Company has acquired nineteen foundries, closed, or is in the process of closing, four foundries and is in the process of selling two foundries since its inception. The Company did not make any acquisitions in fiscal 2000 or 2001 and is not currently contemplating any acquisitions in fiscal 2002. The Company's primary focus in fiscal 2002 will be on the integration and improvement of existing operations.

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

     FISCAL YEAR ENDED JUNE 30, 2001 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2000

     Net sales for fiscal 2001 were $428.2 million, representing a decrease of $32.9 million, or 7.1%, from net sales of $461.1 million in fiscal 2000. This 7.1% decrease in net sales was due primarily to decreases in net sales to the offshore oil and gas, military, mining, automotive and power generation markets. Net sales of Sheffield Forgemasters Group Limited ("Sheffield") for fiscal 2001 decreased $6.6 million from net sales in fiscal 2000. In addition to the weak market conditions, net sales have also been impacted by the bankruptcy and subsequent cessation of operations of a major customer at the Company's PrimeCast, Inc. ("PrimeCast") subsidiary. Through fiscal 2000, PrimeCast aggressively worked at replacing the volume lost from Beloit Corporation ("Beloit"), which filed for bankruptcy in June 1999. During February 2000, Beloit was sold at auction, in parts, and as a result, the plants to which PrimeCast supplied castings subsequently ceased operations. For fiscal 2001, PrimeCast's net sales decreased $9.7 million from net sales in fiscal 2000. In addition, the Company closed Claremont Foundry, Inc. ("Claremont") in November 2000. Claremont's net sales for fiscal 2001 decreased $3.1 million from net sales in fiscal 2000.

     Gross profit for fiscal 2001 decreased by $13.9 million, or 33.3%, to $27.9 million, or 6.5% of net sales, compared to $41.8 million, or 9.1% of net sales, for fiscal 2000. The decrease in gross profit and gross profit as a percentage of net sales was primarily due to lower net sales and reduced absorption of overhead at the Company's subsidiaries which primarily serve the mining, offshore oil and gas, automotive, power generation and military markets. In addition, increased fuel costs decreased gross profit by approximately $7.0 million in fiscal 2001 compared to fiscal 2000.

     Gross profit at Jahn Foundry Corp. ("Jahn Foundry") in fiscal 2001 decreased $4.5 million, to a gross loss of $3.3 million, or 39.4% of net sales, compared to a gross profit of $1.2 million, or 11.2% of net sales, in fiscal 2000. The negative impact to gross profits primarily resulted from the industrial accident in February 1999 that shut down the shell mold department until the second quarter of fiscal 2001.

     The loss of Beloit as a major customer also had a negative effect on gross profit. PrimeCast's gross profit for fiscal 2001 decreased by $3.8 million to a gross loss of $4.3 million, compared to a gross loss of $582,000 for fiscal 2000. The Company completed the closure of PrimeCast by March 31, 2001. As PrimeCast was the Company's only foundry that could produce large iron castings, only a portion of PrimeCast's work was transferred to other operations of the Company.

     During fiscal 2001, the Company's reserve for warranty expense decreased to $9.0 million at June 30, 2001 from $9.8 million at June 30, 2000. The decrease in the warranty reserve during fiscal 2001 primarily related to the Company's Sheffield subsidiary located in the United Kingdom. The Company maintains reserves for warranty charges based on specific claims made by customers, for which management estimates a final settlement of the claim, and for expected claims not yet received. The estimate for claims not yet received is based on historical results and is estimated monthly. During fiscal 2001, the Company's warranty reserve requirement declined primarily due to better than expected results relative to the historical estimates for cast back-up rolls.

     During fiscal 2001, the Company's reserve for workers' compensation and employee health care increased to $4.0 million at June 30, 2001 from $3.8 million at June 30, 2000. Workers' compensation and employee health care expense was $16.8 million for fiscal 2001, compared to $17.4 million in fiscal 2000. The increase in the reserve for workers' compensation and employee health care primarily reflects changes in the amount and timing of actual payments.

     Selling, general and administrative expense ("SG&A") for fiscal 2001 was $44.2 million, or 10.3% of net sales, compared to $44.5 million, or 9.7% of net sales, in fiscal 2000. The increase in SG&A expense as a percentage of net sales is primarily due to the decrease in net sales. Included in SG&A in fiscal 2001 were expenses of approximately $1.3 million relating to fees and audit and appraisal expenses incurred by the Company in pursuing various options to refinance its bank credit facility. Also included in fiscal 2001 were expenses of approximately $800,000, relating to the investigation of the accounting irregularities at the Company's Pennsylvania Foundry Group of operations.

     Amortization of certain intangibles for fiscal 2001 was $1.4 million, or 0.3% of net sales, compared to $1.5 million, or 0.3% of net sales, in fiscal 2000. The intangible assets consist of goodwill recorded in connection with certain of the Company's acquisitions. The Company has also recorded a liability, consisting of the excess of acquired net assets over cost ("negative goodwill"), in connection with the acquisitions of Canadian Steel Foundries Ltd. ("Canadian Steel") and Fonderie d'Autun ("Autun"). The amortization of negative goodwill was a credit to income in fiscal 2001 of $1.6 million, or 0.4% of net sales, as compared to $1.9 million, or 0.4% of net sales, in fiscal 2000. The liability recorded in connection with the acquisition of Canadian Steel became fully amortized in the second quarter of fiscal 2000.

     Impairment charges for fiscal 2001 were $18.1 million, which consisted of a $1.6 million fixed asset impairment charge relating to the Company's planned closure of Empire Steel Castings, Inc. ("Empire Steel"), a $13.9 million fixed asset impairment charge relating to the Company's intent to sell Jahn Foundry Corp. ("Jahn Foundry"), and a $2.7 million intangible asset impairment charge relating to the Company's intent to sell Los Angeles Die Casting Inc. ("LA Die Casting"). (See below).

     Following continued losses in fiscal 2001, the Company announced, on August 31, 2001, plans to close Empire. Accordingly, the carrying values of Empire Steel's fixed assets were written down to the Company's estimate of fair value, which was based on discounted future cash flows. The resulting impairment charge of $1.6 million to reduce the carrying value of these fixed assets was recorded in the fourth quarter ended June 30, 2001. Actual results could vary significantly from such estimates. Prior to the impairment charge, these assets had a carrying value of $2.6 million. The Company plans to close Empire Steel by November 30, 2001, and transfer as much work as possible to other Company locations. The Company will terminate approximately 130 employees and will recognize a charge for severance benefits of approximately $89,000 in the quarter ended December 31, 2001.

     The Company is negotiating the sale of substantially all of the assets of LA Die Casting. Under the terms of the proposed agreement, the Company would receive approximately $4.5 million in cash in exchange for certain assets and the assumption of certain liabilities by the buyer, subject to certain post-closing adjustments. There can be no assurance that a definitive agreement will ultimately be executed or consummated. If executed and consummated, it is anticipated that this transaction would close during the second quarter of fiscal 2002.

     In the fourth quarter of fiscal 2001, the Company recognized an impairment charge of $2.7 million to write-down the carrying value of the intangible assets at LA Die Casting to the Company's estimate of fair value. The Company considered its decision to realign its operations, resulting in its decision to dispose of LA Die Casting as the primary indicator of impairment. Prior to the impairment charge, the intangible assets had a carrying value of $3.5 million. For fiscal years 1999, 2000 and 2001, LA Die Casting recorded net sales of $9.6 million, $9.5 million and $8.2 million, respectively, and net income of $196,000, $280,000 and $61,000, respectively, excluding the impairment charge in the fourth quarter of fiscal 2001.

     The Company is negotiating the sale of substantially all of the assets of Jahn Foundry. Under the terms of the proposed agreement, the Company would receive approximately $500,000 in cash, $500,000 in preferred stock of the buyer and $1.0 million principal amount over ten years in exchange for certain assets and the assumption of up to approximately $4.0 million of certain liabilities by the buyer, subject to certain post-closing adjustments. There can be no assurance that a definitive agreement will ultimately be executed or consummated. If executed and consummated, it is anticipated that this transaction would close during the second quarter of fiscal 2002.

     In the fourth quarter of fiscal 2001, the Company recognized an impairment charge of $13.9 million to write-down the carrying value of the fixed assets at Jahn Foundry to the Company's estimate of fair value. The Company considered its decision to realign its operations, resulting in its decision to dispose of Jahn Foundry as the primary indicator of impairment. Prior to the impairment charge, the fixed assets had a carrying value of $15.9 million. For fiscal years 1999, 2000 and 2001, Jahn Foundry recorded net sales of $12.0 million, $10.7 million and $8.4 million, respectively, and net income (losses) of $124,000, $(113,000) and $(2.4) million, respectively, excluding the impairment charge in the fourth quarter of fiscal 2001 and a non-recurring gain of $10.9 million recorded in the second quarter of fiscal 2001 relating to insurance claims resulting from the industrial accident at Jahn Foundry on February 25, 1999.

     Other income for fiscal 2001 primarily consisted of $10.9 million of non-recurring gains relating to the Jahn Foundry industrial accident which occurred in 1999. This gain consisted of a $3.7 million business interruption insurance gain and a $7.2 million property insurance gain. The property insurance gain primarily represents the difference between the net proceeds received for the property damage and the property's net book value immediately before the accident (See Note 23). See Liquidity and Capital Resources. Other income for fiscal 2000 primarily consisted of non-recurring gains of $1.1 million on the termination of interest rate swap agreements. The net gains were triggered by the Company's early retirement of a term loan.

     Interest expense for fiscal 2001 increased to $11.3 million, or 2.6% of net sales, from $9.5 million, or 2.0% of net sales, in fiscal 2000. The increase in interest expense primarily reflects higher average interest rates on the Company's outstanding indebtedness.

     The Company recorded income tax expense of $1.9 million in fiscal 2001. Due to the Company's current income tax position, no income tax benefit was recorded in connection with the fixed asset impairment charges discussed above. In addition, the Company recorded a $6.1 million valuation allowance related to certain foreign net operating loss carryforwards. This valuation allowance reduces the deferred tax assets to the amounts that management believes are more likely than not to be realized. Excluding the $7.8 million deferred income tax benefit discussed below, the income tax benefit for fiscal 2000 reflected an effective rate of approximately 29%. The effective tax rate is lower than the combined federal, state and provincial statutory rates primarily due to the impact of non-deductible goodwill and foreign dividends. The Company's income tax expense and benefit reflect the combined effective tax rates of the different federal, state and provincial jurisdictions in which the Company operates, and the proportion of taxable income earned in each of those tax jurisdictions.

     Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." SFAS Nos. 133 and 138 require companies to record derivative instruments as assets or liabilities, measured at fair value. The recognition of gains or losses resulting from changes in the values of those derivative instruments is based on the use of each derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows.

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

     On June 30, 2001 the Company recorded its FX contracts at their fair value of approximately ($844,000). This resulted in a gain of approximately $66,000. Additionally, the translation of the foreign denominated trade receivables resulted in a decrease in the value of the receivables and the Company recorded a currency translation loss of approximately $249,000.

     As a result of the foregoing, the net loss increased to $37.0 million in fiscal 2001 from a net loss of $11.7 million in fiscal 2000.

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

     Excluding net sales attributable to the operations acquired since September 1, 1998, net sales for fiscal 2000 were $421.9 million, representing a decrease of $29.1 million, or 6.5%, from net sales of $451.0 million in fiscal 1999. This 6.5% decrease in net sales was due primarily to decreases in net sales to the offshore oil and gas, steel, mining and power generation markets, partially offset by increases in net sales to the military markets. Net sales of Sheffield for fiscal 2000 decreased $18.0 million from net sales in fiscal 1999. In addition to the weak market conditions, net sales have also been impacted by the bankruptcy and subsequent cessation of operations of a major customer at the Company's PrimeCast subsidiary. Through fiscal 2000, PrimeCast has aggressively worked at replacing the volume lost from Beloit Corporation, which filed for bankruptcy in June 1999. During February 2000, Beloit was sold at auction, in parts, and as a result, the plants to which PrimeCast supplied castings subsequently ceased operations. For fiscal 2000, PrimeCast's net sales were $24.5 million compared to net sales of $27.5 million in fiscal 1999. Included in this $3.0 million decrease was a $3.8 million decrease in net sales to Beloit Corporation.

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

     The bankruptcy of a major customer at PrimeCast and, with a lesser impact, the loss of a major customer at Claremont have also had a negative effect on gross profit. Lower sales volume, coupled with the costs of developing new customers and training employees on new work has resulted in lower gross profits at these operations. PrimeCast's gross profit for fiscal 2000 decreased by $2.4 million to a gross loss of $582,000, compared to a gross profit of $1.8 million for fiscal 1999. Claremont's gross profit in fiscal 2000 was a loss of $1.5 million on net sales of $4.0 million, compared to a loss of $1.0 million on net sales of $7.1 million in fiscal 1999. The Company closed Claremont, and transferred much of the work to other Company operations. The Company completed the closure of PrimeCast by March 31, 2001. As PrimeCast was the Company's only foundry that could produce large iron castings, only a portion of PrimeCast's work can be transferred to other operations of the Company.

     Lower net sales to the energy and utility markets at the Company's Pennsylvania steel foundries also had a negative effect on gross profit. Pennsylvania Steel's gross profit for fiscal 2000 decreased by $1.0 million to a gross loss of $3.7 million, compared to a gross loss of $2.7 million from fiscal 1999. Empire Steel's gross profit from fiscal 2000 decreased by $1.9 million to a gross loss of $1.7 million, compared to a gross profit of $197,000 for fiscal 1999. On November 30, 2000, the Company announced plans to close Pennsylvania Steel. The closure was completed by February 28, 2001. Much of Pennsylvania Steel's work was transferred to the Company's other foundries.

     During fiscal 2000, the Company's reserve for warranty expense decreased to $10.2 million at June 30, 2000 from $11.8 million at June 30, 1999. Warranty expense recorded by the Company in fiscal 2000 was a credit to income of $685,000 compared to a credit to income of $1.7 million in fiscal 1999. The decrease in the warranty reserve during fiscal 2000 primarily related to the Company's Sheffield subsidiary located in the United Kingdom. The Company maintains reserves for warranty charges based on specific claims made by customers, for which management estimates a final settlement of the claim, and for expected claims not yet received. The estimate for claims not yet received is based on historical results and is estimated monthly. During fiscal 2000, the Company's warranty reserve requirement and related expense declined primarily due to the resolution of specific warranty claims with three different customers whose products were replaced or determined by the customer to be satisfactory.

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

     Selling, general and administrative expense ("SG&A") for fiscal 2000 was $44.5 million, or 9.7% of net sales, compared to $45.3 million, or 9.5% of net sales, in fiscal 1999. The decrease in SG&A was primarily attributable to the consolidation of four operating units into two at Sheffield, partially offset by expenses associated with Autun, which was acquired on February 25, 1999.

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

     Other income for fiscal 2000 primarily consisted of non-recurring gains of $1.1 million on the termination of interest rate swap agreements. Other income for fiscal 1999 was $2.8 million. Following the July 1993 Missouri River flood, the Company established a reserve to repair long-term damage caused by the flood to the Company's plant. During fiscal 1999, the Company revised this estimate downward resulting in a non-recurring gain of $3.5 million. Partially offsetting this 1999 gain was a charge of $750,000 related to an industrial accident at Jahn Foundry (see Liquidity and Capital Resources).

     During fiscal 2000, the Board of Directors committed to a plan for the closure of Claremont due to continued operating losses. The Company recorded a charge of $3.4 million primarily to reduce the carrying value of the Claremont fixed assets to estimated fair value. The Company transferred as much work as possible to other ACC foundries by November 30, 2000 and closed the plant. The Company terminated approximately 45 employees and recognized a charge for severance benefits of approximately $113,000 in the quarter ended September 30, 2000.

     On July 1, 1997, a newly formed subsidiary of the Company, PrimeCast, acquired the foundry division of Beloit for $8.2 million. Simultaneous with the purchase, PrimeCast entered a five-year supply agreement to supply castings to Beloit. As a captive supplier, historically over 40% of this operation's sales had been to Beloit. In June 1999, Beloit declared bankruptcy, in combination with the bankruptcy of its parent, Harnischfeger Industries. Beloit continued to operate in bankruptcy, and the court granted Beloit's request to re-instate the five-year casting supply agreement. In February 2000, Beloit was sold at auction, in parts. Expectations were that the new owners would continue to operate the former Beloit business which PrimeCast primarily served. This business consisted primarily of paper mill equipment and was located in Beloit, Wisconsin. However, ultimately these parts of the former Beloit were closed, resulting in the elimination of this work for PrimeCast, and the termination of the five-year supply agreement. These events have caused PrimeCast to operate at a substantial loss, due to much lower production volume and a less profitable mix of work. As a result, the carrying value of PrimeCast's long-lived assets have been determined to be impaired. The Company recorded an impairment charge of $6.9 million relating to the fixed assets at PrimeCast. Following continued losses in the first half of fiscal 2001, the Company announced on January 23, 2001 plans to close PrimeCast. The closure was completed by March 31, 2001. As PrimeCast was the Company's only foundry that could make large iron castings, only a portion of PrimeCast's work can be transferred to other ACC locations. The Company terminated approximately 225 employees and will recognize a charge for severance benefits of approximately $175,000 in the quarter ended March 31, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed operations with internally generated funds, proceeds from the sale of senior notes and available borrowings under its bank credit facilities. Cash provided by operating activities for fiscal 2001 was $3.3 million, a decrease of $11.7 million from fiscal 2000. This decrease was primarily attributable to the net loss incurred by the Company. Partially offsetting this was the accelerated collection of trade receivable balances and more aggressive management of trade payable balances.

     Working capital was a negative $52.9 million at June 30, 2001, as compared to $5.7 million at June 30, 2000. The working capital levels primarily reflect the reclassification of $105.3 million and $72.8 million of the Company's bank credit facility, term loan and senior notes with an insurance company as current at June 30, 2001 and June 30, 2000, respectively. The Company has not been in compliance with certain financial covenants under the Credit Agreement, Note Purchase Agreement and the GE Financing, as defined below, and, accordingly, such amounts have been classified as current liabilities.

     During fiscal 2001, the Company made capital expenditures of $11.2 million, as compared to $20.5 million for fiscal 2000. Included in fiscal 2001 and fiscal 2000 were capital expenditures of $4.1 million and $7.7 million, respectively, to rebuild the shell molding area and boiler room damaged in the industrial accident in 1999 at Jahn Foundry. (see below) Fiscal 2000 also included $2.7 million to expand Autun's product line capabilities in the manufacture of gray and ductile iron castings. The balance of capital expenditures in both periods were used for routine projects at each of the Company's facilities. The Company currently expects to make approximately $10.0 million of capital expenditures during fiscal 2002.

     As described above, the Company has closed Pennsylvania Steel and PrimeCast and is in the process of closing Empire Steel. Much of the work at Pennsylvania Steel and Empire was transferred to Quaker Alloy. As PrimeCast was the Company's only foundry that could make large iron castings, only a portion of PrimeCast's work was transferred to other Company operations.

     As discussed above, the Company is also in the process of selling substantially all of the assets of LA Die Casting and Jahn Foundry. If definitive agreements are executed and consummated, the Company currently expects the sales will be completed during the second quarter of fiscal 2002.

     The Company has four primary credit facilities: a revolving credit facility with Harris Trust and Savings Bank, as agent for several lenders (the "Credit Agreement"); senior notes (the "Notes") with an insurance company issued under a note purchase agreement (the "Note Purchase Agreement"); a term loan with General Electric Capital Corporation (the "GE Financing"); and a receivables program combined with a revolving credit facility with Burdale Financial Limited pursuant to a facility agreement (the "Facility Agreement"). Each of these facilities require compliance with various covenants, including, but not limited to, financial covenants related to equity levels, cash flow requirements, fixed charge coverage ratios and ratios of debt to equity.

     The Credit Agreement, as amended, currently consists of a $75.5 million revolving credit facility, which is secured by substantially all of the Company's North American assets. In addition to the financial covenants, the Credit Agreement contains customary restrictions on, among other things, acquisitions, additional indebtedness, further investments in Autun and the use of net proceeds from the sale of assets (other than inventory), insurance settlements and other non-recurring items . Loans under this revolving credit facility bear interest at fluctuating rates of (1) the agent bank's corporate base rate plus 1.75 % (for loans up to $70 million less outstanding letters of credit) and the agent bank's corporate base rate plus 1.25% (for loans in excess of such amount); or (2) LIBOR plus 4.25%.

     At June 30, 2001, Notes with an aggregate principal amount of $11.4 million were outstanding with interest accruing at 10.19% per year. The Note Purchase Agreement provides for annual principal payments of $2.9 million, the most recent of which has not been paid. The Notes are secured by the same assets that secure the Credit Agreement and contain similar restrictions to those described above under the Credit Agreement.

     In September 2001, the Company entered into the Eleventh Amendment and Forbearance Agreement to the Credit Agreement and the Eighth Amendment and Forbearance Agreement to the Note Purchase Agreement. These amendments provide that, among other things, these lenders will forbear from enforcing their rights with respect to certain existing defaults through October 12, 2001. These amendments also allowed ACUK to enter into the Facility Agreement.

     At June 30, 2001, the balance of the term loan under the GE Financing was $29.8 million. This loan provides for monthly principal payments of $291,667 plus accrued interest. The GE Financing is secured by certain of the Company's fixed assets, real estate, equipment, furniture and fixtures located in Atchison, Kansas and St. Joseph, Missouri, matures in December 2004 and bears interest at a fixed rate of 9.05% per year. General Electric Capital Corporation has agreed to forbear from enforcing its rights with respect to certain events of default under the GE Financing through September 30, 2001.

     In September 2001, ACUK, a subsidiary of the Company and its subsidiaries, and Burdale Financial Limited entered into the Facility Agreement This Facility Agreement provides for a 25 million British pound facility (approximately $35 million US) to be used to fund working capital requirements at Sheffield, a subsidiary of ACUK, and up to $1.0 million British pounds for working capital at Autun, the Company's subsidiary in France. In addition, the Facility Agreement will provide security for Sheffield's foreign currency exchange contracts and performance bond commitments, repay $5.0 million of an intercompany working capital loan ($1.1 million of which was paid to certain of the lenders as principal payments) and may provide for a loan of up to $9.0 million of some additional working capital funds in North America, subject to availability and other restrictions in the U.K. This facility matures on September 17, 2004 and is secured by substantially all of Sheffield's assets in the U.K. Loans under this Facility Agreement will bear interest at LIBOR plus 2.60%. The Company is currently in compliance with the covenants under the Facility Agreement.

     Cash requirements for fiscal 2001 have been negatively affected by (1) significantly higher fuel costs (approximately $7.0 million higher than fiscal
2000), (2) the fees and expenses related to the investigation of the accounting irregularities discovered at the Pennsylvania Foundry Group and the related litigation (approximately $800,000 through June 30, 2001), and (3) nonrecurring fees and appraisal and audit expenses (approximately $1.3 million through June 30, 2001) paid by the Company in pursuing various options to refinance its bank credit facility.

     The Company has been in default under the Credit Agreement, Note Purchase Agreement and the GE Financing. To date the lenders under the Credit Agreement and the Note Purchase Agreement have foregone their rights to accelerate their debt and foreclose on their collateral through October 12, 2001. Although the lenders have agreed not to accelerate their debt to date, there can be no assurance that they will not do so in the future if future defaults occur. During much of fiscal 2001 and to date in fiscal 2002, the Company borrowed the full amount of the revolving credit facility under the Credit Agreement and managed its cash position accordingly. To date, the Company has been able to meet its cash needs by traditional cash management procedures in addition to:
(1) the collection of tax refunds resulting from the restatement of its financial statements related to the accounting irregularities at the Pennsylvania Foundry Group, (2) accelerated payments of receivables from certain longstanding customers from time to time, (3) the reduction of expenses after closing locations operating with a negative cash flow, and (4) recently, funds available through the Facility Agreement, particularly for its operations in the U.K. and France. The Company is also seeking the recovery under various insurance policies for losses due to the accounting irregularities at the Pennsylvania Foundry Group and the industrial accident at Jahn Foundry. In addition, the Company is pursuing other responsible parties. There can be no assurance that such actions will be successful in recovering funds or that they will allow the Company to operate without additional borrowing capacity.

     Compliance with certain financial covenants under the Credit Agreement, Note Purchase Agreement and the GE Financing is determined on a "trailing-twelve-month" basis. The results for fiscal 2001 were below results needed to achieve compliance with these covenants under the Credit Agreement, Note Purchase Agreement and the GE Financing. Accordingly, the Company is currently negotiating with new and existing financial institutions to extend its current arrangements while it attempts to establish a new credit facility with covenants that the Company believes it will be able to satisfy and additional borrowing capacity. During the past several years, the Company has been able to negotiate operating flexibility with its lenders, although future success in achieving any such renegotiations or refinancings, or the specific terms thereof, including interest rates, capital expenditure limits or borrowing capacity, cannot be assured. The Company believes that its operating cash flow and amounts available for borrowing under its existing credit facility and the Facility Agreement will be adequate to fund its capital expenditure and working capital requirements through June 2002. However, the level of capital expenditure and working capital requirements may be greater than currently anticipated as a result of unforeseen expenditures such as compliance with environmental laws, the accident at Jahn Foundry, the investigation and related litigation in connection with the accounting irregularities at the Pennsylvania Foundry Group and substantially higher fuel costs that arose during this past winter, which could recur. In addition, future revenue may be negatively affected if the markets that the Company serves weaken as a result of terrorist activities on and after September 11, 2001 and any related military responses. If the Company fails to achieve compliance with the terms of its Credit Agreement or, in the absence of such compliance, if the Company fails to amend such financial covenants on terms favorable to the Company, the Company will continue to be in default under such covenants. Accordingly, the lenders could accelerate the debt under the Credit Agreement which, in turn, would permit acceleration of the Notes under the Note Purchase Agreement and the indebtedness under the GE Financing. If the lenders accelerate their indebtedness, there can be no assurance that the Company would be able to locate alternative sources of financing.

     Total indebtedness of the Company at June 30, 2001 was $121.5 million, as compared to $117.6 million at June 30, 2000. This increase of $3.9 million primarily reflects indebtedness incurred to fund the Company's capital expenditures and operating losses. At June 30, 2001 the Company had fully utilized its revolving credit facility.

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

     The Company carries insurance for property and casualty damages (over $475 million of coverage), business interruption (approximately $115 million of coverage), general liability ($51 million of coverage) and workers' compensation (up to full statutory liability) for itself and its subsidiaries. The Company recorded charges of $750,000 during the third quarter of fiscal 1999, primarily reflecting the deductibles under the Company's various insurance policies. At this time there can be no assurance that the Company's ultimate costs and expenses resulting from the accident will not exceed available insurance coverage by an amount which could be material to its financial condition or results of operations and cash flows.

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

     A civil action has been commenced in Massachusetts Superior State Court on behalf of the estates of deceased workers, their families, injured workers and their families, against the supplier of a chemical compound used in Jahn Foundry's manufacturing process. The supplier of the chemical compound, Borden Chemical, Inc., filed a Third Party Complaint against Jahn Foundry in Massachusetts Superior State Court on February 2, 2000 seeking indemnity for any liability it has to the plaintiffs in the civil action. The Company's comprehensive general liability insurance carrier has retained counsel on behalf of Jahn Foundry, and the Company and is aggressively defending Jahn Foundry in the Third Party Complaint. It is too early to assess the potential liability to Jahn Foundry for the Third Party Complaint, which in any event Jahn Foundry will aggressively defend. In addition, Jahn Foundry has brought a Third Party Counterclaim against Borden and the independent sales representative of the chemical compound, J. R. Oldhan Company, seeking compensation for losses sustained in the explosion, including amounts covered by insurance.

     On February 26, 2001, Borden filed a Third Party Complaint against the Company seeking contribution, under Massachusetts law, from the Company in the event that the plaintiffs prevail against Borden. The Third Party Complaint alleges that the Company undertook a duty to oversee industrial hygiene, safety and maintenance at Jahn Foundry and that the Company designed, installed and maintained equipment and machinery at Jahn Foundry, and that the Company's carelessness, negligence or gross negligence caused the explosion and resulting injuries. It is too early to assess the potential liability for such a claim, which in any event the Company will aggressively defend.

     On March 30, 2001, the plaintiffs amended their complaint by adding the Company as a defendant. The plaintiffs allege that the Company undertook a duty to oversee industrial hygiene, safety and maintenance at Jahn Foundry and that the Company's carelessness, negligence or gross negligence caused the explosion and resulting injuries. The plaintiffs seek an unspecified amount of damages and punitive damages. It is too early to assess the potential liability to the Company for such claims, which in any event the Company will aggressively defend. The Company has filed a cross-claim for contribution against Borden and J.R. Oldhan Company.

     The Company, its chief executive officer, and its chief financial officer were named as defendants in five lawsuits filed following the Company's announcements concerning the discovery of accounting irregularities at the Pennsylvania Foundry Group. The cases have been consolidated before the U.S. District Court for the District of Kansas. An amended complaint filed after the consolidation alleges, among other things, that the defendants intentionally or recklessly issued materially false and misleading financial statements in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. That complaint seeks certification of a class of purchasers of the Company's common stock between December 10, 1997 and November 3, 2000 and asks for damages for the class in an unspecified amount. Discovery has been stayed pending the resolution of the defendants' motion to dismiss the amended complaint. The Company believes the claims are without merit and intends to defend them vigorously. There can be no assurance, however, that an adverse outcome with respect to the case will not have a material adverse impact on the Company's financial condition, results of operations, or cash flows.

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

     In the normal course of business, the Company uses derivative financial instruments including interest rate swaps and foreign currency forward exchange contracts to manage its market risks, although, at June 30, 2001, the Company had no outstanding interest rate swap agreements. Additional information regarding the Company's financial instruments is contained in Note 12 to the Company's consolidated financial statements. The Company's objective in managing its exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow and to lower its overall borrowing costs. The Company's objective in managing its exposure to changes in foreign currency exchange rates is to reduce volatility on earnings and cash flow associated with such changes. The Company's principal currency exposures are in the major European currencies and the Canadian dollar. The Company does not hold derivatives for trading purposes.

     For 2001 and 2000, the Company's exposure to market risk has been estimated using sensitivity analysis, which is defined as the change in the fair value of a derivative or financial instrument assuming a hypothetical 10% adverse change in market rates or prices. The Company used current market rates on its debt and derivative portfolio to perform the sensitivity analysis. Certain items such as lease contracts, insurance contracts, and obligations for pension and other post-retirement benefits were not included in the analysis. The results of the sensitivity analyses are summarized below. Actual changes in interest rates or market prices may differ from the hypothetical changes.

     The Company's primary interest rate exposures relate to its cash and short-term investments and fixed and variable rate debt. The potential loss in fair values is based on an immediate change in the net present values of the Company's interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential change in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% change in interest rates would impact the Company's earnings by approximately $900,000 and $500,000 in fiscal 2001 and 2000, respectively.

     The Company's exposure to fluctuations in currency rates against the British pound sterling and Canadian dollar result from the Company's holdings in cash and short-term investments and its utilization of foreign currency forward exchange contracts to hedge customer receivables and firm commitments. The potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of the Company's currency exposures due to a 10% shift in exchange rates versus the British pound sterling and Canadian dollar. The potential loss in cash flows and earnings is based on the change in cash flow and earnings over a one-year period resulting from an immediate 10% change in currency exchange rates versus the British pound sterling and Canadian dollar. Based on the Company's holdings of financial instruments at June 30, 2001 and 2000, a hypothetical 10% depreciation in the pound sterling and the Canadian dollar versus all other currencies would impact the Company's earnings by approximately $3.7 million and $1.7 million in fiscal 2001 and 2000, respectively. This analysis does not include the offsetting impact from the Company's underlying hedged exposures (customer receivables and firm commitments). If the Company included these underlying hedged exposures in its sensitivity analysis, these exposures would substantially offset the financial impact of its foreign currency forward exchange contracts due to changes in currency rates.

INFLATION

     Management does not believe that the Company's operations have been materially adversely affected by inflation or changing prices.

FORWARD-LOOKING STATEMENTS

     Statements above in the subsections entitled "General," "Legal Proceedings," "Liquidity and Capital Resources" and "Market Risk," and in the Letter to Stockholders, such as "expects," "intends," "contemplating" and statements regarding quarterly fluctuations, statements regarding the adequacy of funding for capital expenditure and working capital requirements for the next twelve months and similar expressions that are not historical are forward-looking statements that involve risks and uncertainties. Such statements include the Company's expectations as to future performance. Among the factors that could cause actual results to differ materially from such forward-looking statements are the following: costs of closing foundries, success in selling Jahn Foundry and LA Die Casting, the impact that terrorist activities on and after September 11, 2001 may have on the markets served by the Company, business conditions and the state of the general economy, particularly the capital goods industry, the strength of the U.S. dollar, British pound sterling and the Euro, interest rates, the Company's ability to renegotiate or refinance its lending arrangements, utility rates, the availability of labor, the successful conclusion of union contract negotiations, the results of any litigation arising out of the accident at Jahn Foundry, results of any litigation or regulatory proceedings arising from the accounting irregularities at the Pennsylvania Foundry Group, the competitive environment in the casting industry and changes in laws and regulations that govern the Company's business, particularly environmental regulations.

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

     The selected unaudited supplemental quarterly results for fiscal 2000 and fiscal 2001 are included in Note 15 to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is incorporated herein by reference to the section entitled "Market Risk" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company are filed under this Item, beginning on page F-1 of this Report. The financial statement schedule required to be filed under Regulation S-X. is filed on page 49 of this report.

     Selected quarterly financial data required under this item is included in
Note 15 to the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A. The required information as to executive officers is set forth in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                               PAGE
                                                                                              NUMBER
                                                                                              ------
  (a)      DOCUMENTS LIST

           (1)      The following financial statements are included in Part II Item 8:

                    Independent Auditors' Report                                                F-1

                    Consolidated Balance Sheets -- June 30, 2000 and 2001                       F-2

                    Consolidated Statements of Operations -- Years Ended June 30,
                    1999, 2000 and 2001                                                         F-4

                    Consolidated Statements of Comprehensive Income (Loss) -- Years
                    Ended June 30, 1999, 2000 and 2001                                          F-5

                    Consolidated Statements of Stockholders' Equity -- Years Ended
                    June 30, 1999, 2000 and 2001                                                F-6

                    Consolidated Statements of Cash Flows -- Years Ended June 30,
                    1999, 2000 and 2001                                                         F-7

                    Notes to Consolidated Financial Statements                                  F-8

           (2)      Financial Statement Schedules

                    Valuation and Qualifying Accounts Schedules                                  49

           (3)      List of Exhibits:

                     Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index which is incorporated herein by reference.

  (b)      REPORTS ON FORM 8-K

           The Company filed a Form 8-K dated April 24, 2001.

           Items Reported:

           Item 5. Other Events - Press Release dated April 24, 2001 announcing that the Company would be filing an amended annual report on Form 10-K/A containing restated financial results for the fiscal years 1998-2000, describing organizational changes and loan amendments, discussing other developments and announcing the rescheduled annual meeting of stockholders.

           Item 7. Exhibits

                  (1) Press Release dated April 24, 2001

           The Company filed a Form 8-K dated May 11, 2001.

           Items Reported:

           Item 5. The Company issued a press release announcing results for the first three quarters and nine months of 2001 and restated results for prior periods.

           Item 7. Financial Statements and Exhibits

                  (1) Press Release dated May 11, 2001

           The Company filed a Form 8-K dated June 8, 2001.

           Items Reported:

           Item 5. The Company issued a press release revising earnings guidance included in its press release of May 11, 2001.

           Item 7. Financial Statements and Exhibits

                  (1) Press Release dated June 8, 2001

           The Company filed a Form 8-K dated June 29, 2001.

           Items Reported:

           Item 5. The Company issued a press release announcing backlog improvements and other matters to be discussed at the Annual
                   Meeting.

           Item 7. Financial Statements and Exhibits

                  (1) Press Release dated June 29, 2001

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

   Financial Statement Schedules - Valuation and Qualifying Accounts Schedule
                                 (in thousands)


ACCOUNTS RECEIVABLE ALLOWANCE

                           BEGINNING   ADDITIONS TO  DEDUCTION FROM    ENDING
                            BALANCE     (EXPENSE)     (WRITEOFFS)      BALANCE
                           ---------   ------------  --------------    -------
Fiscal 2001                 $  584       $ 1,089          $828          $845

Fiscal 2000                    259           855           530           584

Fiscal 1999                    197           282           220           259



RESERVE FOR FLOOD REPAIRS

                                                            DEDUCTIONS FROM
                           BEGINNING   ADDITIONS TO     -------------------------      ENDING
                            BALANCE     (EXPENSE)       PAYMENTS      ADJUSTMENTS      BALANCE
                           ---------   ------------     --------      -----------      -------
Fiscal 2001                 $  645             -         $   48          $    -         $  597

Fiscal 2000                  1,197             -            552               -            645

Fiscal 1999                  5,932             -          1,235           3,500          1,197


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


                                     ATCHISON CASTING CORPORATION
                                     (Registrant)

                                    By:   /s/ Hugh H. Aiken
                                          ---------------------------
                                          Hugh H. Aiken
                                          Principal Executive Officer

Dated:  October 9, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       SIGNATURE                            TITLE                                       DATE
       ---------                            -----                                       ----

  /s/ Hugh H. Aiken                  Chairman of the Board,                      October 9, 2001
  ---------------------------        President, Chief Executive
      Hugh H. Aiken                  Officer and Director
                                     (Principal Executive Officer)


  /s/ Stuart Z. Uram                 Director                                    October 9, 2001
  ---------------------------
      Stuart Z. Uram


  /s/ David L. Belluck               Director                                    October 12, 2001
  ---------------------------
      David L. Belluck


  /s/ Ray H. Witt                    Director                                    October 9, 2001
  ---------------------------                                                                                              -
       Ray H. Witt


  /s/ Kevin T. McDermed              Vice President, Chief                       October 10, 2001
  ---------------------------        Financial Officer, Treasurer
      Kevin T. McDermed              and Secretary
                                     (Principal Financial Officer
                                     and Principal Accounting
                                     Officer)


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

     4.1(f) Fourth Amendment to the Amended and Restated Credit Agreement dated as of November 5, 1999, among the Company, the Banks party thereto, and Harris Trust and Savings Bank, as Agent
                  (incorporated by reference to Exhibit 4.2 of the Company's
                  Quarterly Report on Form 10-Q for the quarter ended September
                  30, 1999)

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

     4.1(i)       Seventh Amendment and Waiver to the Amended and Restated
                  Credit Agreement dated as of May 1, 2000, among the Company, the Banks party thereto, and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended
                  March 31, 2000)

     4.1(j)       Eighth Amendment and Waiver to the Amended and Restated Credit
                  Agreement dated as of June 30, 2000, among the Company, the Banks party thereto, and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4.1(j) of the Company's Annual Report on Form 10-K for the year ended June
                  30, 2000)

     4.1(k)       Ninth Amendment and Waiver to the Amended and Restated Credit
                  Agreement dated as of July 31, 2000, among the Company, the Banks party thereto, and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4.1(k) of the Company's Annual Report on Form 10-K for the year ended June
                  30, 2000)

     4.1(l)       Tenth Amendment and Forbearance Agreement dated as of April
                  13, 2001 (the "Tenth Amendment"), among the Company, the Banks party thereto and Harris Trust and Savings Bank, as Agent
                  (incorporated by reference to Exhibit 4.1 (l) of the Company's
                  Amended Report on Form 10-K/A filed on April 24, 2001)

     4.1(m)       Letter Agreement dated July 30, 2001 modifying the Tenth
                  Amendment

     4.1(n)       Letter Agreement dated August 20, 2001 further modifying the
                  Tenth Amendment

     4.1(o)       Eleventh Amendment and Forbearance Agreement dated as of
                  September 12, 2001 (the "Eleventh Amendment"), among the
                  Company, the Banks party thereto and Harris Trust and Savings
                  Bank, as agent.

     4.1(p)       Letter Agreement dated September 20, 2001 modifying the
                  Eleventh Amendment

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

     4.3(b)       Amendment  No. 1 to Rights  Agreement  dated as of
                  November  17, 2000  between the Company and  American Stock
                  Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.3(b) of the Company's Amended Annual
                  Report on Form 10-K/A filed on April 24, 2001)

                                  EXHIBIT INDEX

     EXHIBIT
     -------

     4.4(a)       Facility Agreement dated as of September 17, 2001, among
                  Atchison Casting UK Limited, Sheffield Forgemasters Rolls
                  Limited, Sheffield Forgemasters Engineering Limited and
                  Burdale Financial Limited

     4.4(b)       Deed of Debenture dated as of September 17, 2001, among
                  Atchison Casting UK Limited, its subsidiaries and Burdale
                  Financial Limited

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

                                  EXHIBIT INDEX

     EXHIBIT
     -------
     10.7(c)*     Letter Agreement between Sheffield and David Fletcher dated
                  May 2, 1996. (incorporated by reference to Exhibit 10.10(c) of the Company's Annual Report on Form 10-K for the year ended
                  June 30, 1998)

     21.1         Subsidiaries of the Company

     23.1         Consent of Deloitte & Touche LLP and Report on Schedules

     * Represents a management contract or a compensatory plan or arrangement.

ATCHISON CASTING
CORPORATION AND
SUBSIDIARIES



CONSOLIDATED FINANCIAL STATEMENTS AS OF
JUNE 30, 2001 AND 2000, AND FOR EACH OF THE THREE
YEARS IN THE PERIOD ENDED JUNE 30, 2001, AND
INDEPENDENT AUDITORS' REPORT

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------------------------------

                                                                                              PAGE
INDEPENDENT AUDITORS' REPORT                                                                    F-1

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets - June 30, 2000 and 2001                                       F-2-F-3

   Consolidated Statements of Operations - Years Ended June 30, 1999, 2000 and 2001             F-4

   Consolidated Statements of Comprehensive Income (Loss) - Years Ended
   June 30, 1999, 2000 and 2001                                                                 F-5

   Consolidated Statements of Stockholders' Equity - Years Ended
   June 30, 1999, 2000 and 2001                                                                 F-6

   Consolidated Statements of Cash Flows - Years Ended June 30, 1999, 2000 and 2001             F-7

   Notes to Consolidated Financial Statements                                                 F-8-F-43

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders of
   Atchison Casting Corporation and Subsidiaries
Atchison, Kansas

We have audited the accompanying consolidated balance sheets of Atchison Casting Corporation and subsidiaries (the "Company") as of June 30, 2001 and 2000 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, at June 30, 2001, the Company was not in compliance with certain covenants of its loan agreements and has entered into various amendments and forbearance agreements with its lenders. The Company is attempting to renegotiate the terms and covenants of the loan agreements and also is seeking other sources of long-term financing. The Company's difficulties in meeting its loan covenants and financing needs, its recurring losses from operations and its negative working capital position discussed in Note 24 raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 24. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

September 28, 2001
Kansas City, Missouri

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND 2001
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
------------------------------------------------------------------------------------------------------------

ASSETS                                                                                2000            2001
CURRENT ASSETS:
  Cash and cash equivalents                                                         $  3,815        $  1,329
  Customer accounts receivable, net of allowance for doubtful
    accounts of $584 and $845 at June 30, 2000 and 2001, respectively                 87,401          83,010
  Inventories                                                                         56,123          58,617
  Deferred income taxes                                                               10,092           1,345
  Other current assets                                                                 9,517          10,437
                                                                                    --------        -------

           Total current assets                                                      166,948         154,738

PROPERTY, PLANT AND EQUIPMENT, Net                                                   135,299         113,009

INTANGIBLE ASSETS, Net                                                                28,525          24,362

DEFERRED FINANCING COSTS, Net                                                            923             721

OTHER ASSETS                                                                          10,728          13,043
                                                                                    --------        --------

TOTAL                                                                               $342,423        $305,873
                                                                                    ========        ========


                                                                                                  (Continued)



ATCHISON CASTING CORPORATION
AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND 2001
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
-------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                                 2000             2001
CURRENT LIABILITIES:
  Accounts payable                                                                  $ 42,867        $ 58,392
  Accrued expenses                                                                    37,432          34,377
  Current maturities of long-term obligations                                         80,919         114,894
                                                                                    --------        --------
          Total current liabilities                                                  161,218         207,663

LONG-TERM OBLIGATIONS                                                                 36,691           6,648

DEFERRED INCOME TAXES                                                                 11,912           3,460

OTHER LONG-TERM OBLIGATIONS                                                            2,683             898

EXCESS OF FAIR VALUE OF ACQUIRED NET ASSETS OVER
  COST, Net of accumulated amortization of $2,298 and $3,577
  at June 30, 2000 and 2001, respectively                                              4,843           2,543

POSTRETIREMENT OBLIGATION OTHER
  THAN PENSION                                                                         9,199          10,082

MINORITY INTEREST IN SUBSIDIARIES                                                      1,544           1,890
                                                                                    --------        --------
          Total liabilities                                                          228,090         233,184
                                                                                    --------        --------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, participating, cumulative, 2,000,000 authorized shares; no shares issued and outstanding
  Common stock, $.01 par value, 19,300,000 authorized shares; 8,295,974 and
    8,312,049 shares issued at June 30, 2000
    and 2001, respectively                                                                83              83
  Class A common stock (non-voting), $.01 par value, 700,000 authorized shares; no shares issued and outstanding
  Additional paid-in capital                                                          81,460          81,517
  Retained earnings                                                                   42,848           5,863
  Accumulated other comprehensive income (loss)                                       (4,010)         (8,726)
  Less common stock held in treasury, 622,702 shares at June 30, 2000
    and 2001, at cost                                                                 (6,048)         (6,048)
                                                                                    --------        --------
           Total stockholders' equity                                                114,333          72,689
                                                                                    --------        --------
TOTAL                                                                               $342,423        $305,873
                                                                                    ========        ========

See notes to consolidated financial statements.                                                   (Concluded)


ATCHISON CASTING CORPORATION
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1999, 2000 AND 2001
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
----------------------------------------------------------------------------------------------------------

                                                                       1999          2000          2001
NET SALES                                                          $  477,405     $  461,137    $ 428,150

COST OF GOODS SOLD                                                    417,816        419,299      400,289
                                                                   ----------     ----------    ---------
GROSS PROFIT                                                           59,589         41,838       27,861

OPERATING EXPENSES:
  Selling, general and administrative                                  45,290         44,526       44,172
  Impairment charges                                                                  16,414       18,139
  Amortization of intangibles                                             544           (408)        (255)
  Other income, net                                                    (2,750)          (606)     (10,920)
                                                                   ----------     ----------    ---------
     Total operating expenses, net                                     43,084         59,926       51,136
                                                                   ----------     ----------    ---------
OPERATING INCOME (LOSS)                                                16,505        (18,088)     (23,275)

INTEREST EXPENSE                                                        8,352          9,452       11,329

MINORITY INTEREST IN NET INCOME (LOSS) OF
  SUBSIDIARIES                                                            237             66          (57)
                                                                   ----------     ----------    ---------
INCOME (LOSS) BEFORE INCOME TAXES                                       7,916        (27,606)     (34,547)

INCOME TAX EXPENSE (BENEFIT)                                            4,844        (15,927)       1,892
                                                                   ----------     ----------    ---------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF A CHANGE IN ACCOUNTING PRINCIPLE                                   3,072        (11,679)     (36,439)
                                                                   ----------     ----------    ---------
CUMULATIVE EFFECT ON PRIOR YEARS
  OF A CHANGE IN ACCOUNTING FOR
  DERIVATIVE FINANCIAL INSTRUMENTS,
  NET OF $364 TAX BENEFIT                                                                            (546)
                                                                   ----------     ----------    ---------
NET INCOME (LOSS)                                                  $    3,072     $  (11,679)  $  (36,985)
                                                                   ==========     ==========   ==========
NET EARNINGS (LOSS) PER COMMON AND
  EQUIVALENT SHARES:
    BASIC:
      Earnings (loss) before cumulative effect of a change
        in accounting principle                                    $     0.39     $    (1.53)  $    (4.74)
                                                                   ==========     ==========   ==========
      Cumulative effect of a change in accounting for
        derivative financial instruments                           $              $            $    (0.07)
                                                                   ==========     ==========   ==========
      Net earnings (loss)                                          $     0.39     $    (1.53)  $    (4.81)
                                                                   ==========     ==========   ==========
    DILUTED:
      Earnings (loss) before cumulative effect of a change
        in accounting principle                                    $     0.39     $    (1.53)  $    (4.74)
                                                                   ==========     ==========   ==========
      Cumulative effect of a change in accounting for
        derivative financial instruments                           $              $            $    (0.07)
                                                                   ==========     ==========   ==========
      Net earnings (loss)                                          $     0.39     $    (1.53)  $    (4.81)
                                                                   ==========     ==========   ==========
WEIGHTED AVERAGE NUMBER OF COMMON
  AND EQUIVALENT SHARES OUTSTANDING:
    BASIC                                                           7,790,781      7,648,616    7,685,339
                                                                   ==========     ==========   ==========
    DILUTED                                                         7,790,781      7,648,616    7,685,339
                                                                   ==========     ==========   ==========

See notes to consolidated financial statements.

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED JUNE 30, 1999, 2000 AND 2001
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------------------------------

                                                                 1999           2000            2001
NET INCOME (LOSS)                                                $3,072        $(11,679)      $(36,985)

OTHER COMPREHENSIVE INCOME (LOSS) -
  Foreign currency translation adjustments                         (563)         (2,817)        (4,716)
                                                                 ------        --------       --------

COMPREHENSIVE INCOME (LOSS)                                      $2,509        $(14,496)      $(41,701)
                                                                 ======        ========       ========

See notes to consolidated financial statements.


ATCHISON CASTING CORPORATION
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1999, 2000 AND 2001
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                          ACCUMULATED     COMMON
                                                                ADDITIONAL                   OTHER         STOCK
                                                    COMMON        PAID-IN      RETAINED   COMPREHENSIVE   HELD IN
                                                     STOCK        CAPITAL      EARNINGS   INCOME (LOSS)   TREASURY       TOTAL
                                                   ---------    -----------   ----------  -------------   ---------    ---------
Balance, June 30, 1998                             $      82    $  80,957     $ 51,455    $   (630)                    $131,864
  Issuance of 33,033 shares                                1          259                                                   260
  Purchase of 586,700 shares under Stock
    Repurchase Plan                                                                                       $ (6,048)      (6,048)
  Foreign currency translation
    adjustment of investment in subsidiaries                                                  (563)                        (563)
  Net income                                                                     3,072                                    3,072
                                                   ---------    ----------    --------    ---------       --------     --------

Balance, June 30, 1999                                    83       81,216       54,527      (1,193)         (6,048)     128,585
  Issuance of 36,371 shares                                           244                                                   244
  Foreign currency translation
    adjustment of investment in subsidiaries                                                (2,817)                      (2,817)
  Net loss                                                                     (11,679)                                 (11,679)
                                                   ---------    ----------    --------    ---------       --------     --------

Balance, June 30, 2000                                    83       81,460       42,848      (4,010)         (6,048)     114,333
  Issuance of 16,075 shares                                            57                                                    57
  Foreign currency translation
    adjustment of investment in subsidiaries                                                (4,716)                      (4,716)
  Net loss                                                                     (36,985)                                 (36,985)
                                                   ---------    ----------    --------    ---------       --------     --------
Balance, June 30, 2001                             $      83    $  81,517     $  5,863    $ (8,726)      $  (6,048)    $ 72,689
                                                   =========    ==========    ========    =========       ========     ========

See notes to consolidated financial statements.


ATCHISON CASTING CORPORATION
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1999, 2000 AND 2001
(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                               1999          2000           2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                          $  3,072       $(11,679)      $(36,985)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                              13,416         14,198         13,584
    Minority interest in net income (loss) of subsidiaries                                        237             66            (57)
    Asset impairment charges                                                                                  16,414         18,139
    Loss (gain) on disposal of capital assets                                                    (190)          (486)           588
    Gain on termination of interest rate swap agreements                                                      (1,083)
    Deferred income tax expense (benefit)                                                       2,761        (12,852)         1,364
    Changes in assets and liabilities (exclusive of effects of acquisitions):
      Customer accounts receivable                                                              6,573         (5,848)         1,915
      Inventories                                                                               1,434          8,292         (4,423)
      Other current assets                                                                     (6,230)         6,902         (1,324)
      Accounts payable                                                                          2,008          2,119         17,133
      Accrued expenses                                                                        (16,904)        (1,887)        (3,742)
      Postretirement obligation other than pension                                                682            921            883
      Other                                                                                    (1,436)           (81)        (3,808)
                                                                                             --------       --------       --------

           Cash provided by operating activities                                                5,423         14,996          3,267
                                                                                             --------       --------       --------
CASH FLOWS FROM  INVESTING ACTIVITIES:
  Capital expenditures                                                                        (17,899)       (20,531)       (11,182)
  Proceeds from sale of capital assets                                                          1,829          3,408          2,228
  Payment for purchase of net assets of subsidiaries,
    net of cash acquired                                                                       (7,494)
  Payments for purchase of minority interest in subsidiaries                                     (728)        (2,737)          (617)
  Payment for investments in unconsolidated subsidiaries                                         (150)
                                                                                             --------       --------       --------

           Cash used in investing activities                                                  (24,442)       (19,860)        (9,571)
                                                                                             --------       --------       --------
CASH FLOWS FROM  FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                          260            244             57
  Payments for repurchase of common stock                                                      (6,048)
  Proceeds from issuance of long-term obligations                                                             35,000          1,065
  Payments on long-term obligations                                                            (6,528)       (42,010)        (6,636)
  Capitalized financing costs paid                                                               (108)          (620)          (155)
  Termination of interest rate swap agreements                                                                 1,083
  Net borrowings under revolving loan note                                                     26,675         11,285          9,668
                                                                                             --------       --------       --------

           Cash provided by financing activities                                               14,251          4,982          3,999
                                                                                             --------       --------       --------

EFFECT OF EXCHANGE RATE ON CASH                                                                  (503)          (209)          (181)
                                                                                             --------       --------       --------

NET DECREASE  IN CASH AND CASH EQUIVALENTS                                                     (5,271)           (91)        (2,486)

CASH AND CASH EQUIVALENTS, Beginning of period                                                  9,177          3,906          3,815
                                                                                             ========       ========       ========

CASH AND CASH EQUIVALENTS, End of period                                                     $  3,906       $  3,815       $  1,329
                                                                                             ========       ========       ========

See notes to consolidated financial statements.


ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1999, 2000 AND 2001
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

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

     BASIS OF PRESENTATION - The consolidated financial statements present the financial position of the Company and its subsidiaries, Amite Foundry and Machine, Inc. ("AFM"), Prospect Foundry, Inc. ("Prospect Foundry"), Quaker Alloy, Inc. ("Quaker"), Canadian Steel Foundries, Ltd. ("Canadian Steel"), Kramer International, Inc. ("Kramer"), Empire Steel Castings, Inc. ("Empire"), La Grange Foundry Inc. ("La Grange Foundry"), The G&C Foundry Company ("G&C"), Los Angeles Die Casting Inc. ("LA Die Casting"), Canada Alloy Castings, Ltd. ("Canada Alloy"), Pennsylvania Steel Foundry & Machine Company ("Pennsylvania Steel"), Jahn Foundry Corp. ("Jahn Foundry"), PrimeCast, Inc. ("PrimeCast"), Inverness Castings Group, Inc. ("Inverness"), Atchison Casting UK Limited ("ACUK"), Claremont Foundry, Inc. ("Claremont"), London Precision Machine & Tool Ltd. ("London Precision") and Fonderie d'Autun SA ("Autun"). AFM, Quaker, Canadian Steel, Kramer, Empire, La Grange Foundry, Canada Alloy, Pennsylvania Steel, Jahn Foundry, PrimeCast, Claremont, London Precision and Autun are wholly owned subsidiaries. The Company owns 96.0%, 98.9%, 95.0%, 96.7% and 95.5% of the outstanding capital stock of Prospect Foundry, G&C, LA Die Casting, Inverness and ACUK, respectively. Sheffield Forgemasters Group, Ltd. ("Sheffield") is a wholly-owned subsidiary of ACUK. All significant intercompany accounts and balances have been eliminated.

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


     CUSTOMER ACCOUNTS RECEIVABLE - Approximately 16%, 16%, and 17% of the Company's revenue in 1999, 2000 and 2001, respectively, was with two major customers who operate in the automotive, locomotive and general industrial markets. As of June 30, 2000 and 2001, 8% of accounts receivable were with these two major customers. The Company generally does not require collateral or other security on accounts receivable. Credit risk is controlled through credit approvals, limits and monitoring procedures.

     INVENTORIES - Approximately 18% of the Company's inventory is valued at the lower of cost, determined on the last-in, first-out ("LIFO") method, or market. The remaining inventory is valued at the lower of cost, determined on the first-in, first-out ("FIFO") method, or market.

     PRE-PRODUCTION COSTS - The Company's long-term supply arrangements typically provide for specific reimbursement of pre-production costs, which include tooling, dies, fixtures, patterns and drawings, among other items, by the customer. As of June 30, 2000 and 2001, the Company had $8,038 and $7,136 of capitalized pre-production costs recorded within other current assets within the consolidated balance sheets. Generally, the supply arrangements entered into by ACC provide the Company the noncancelable right to use the tooling during the supply arrangement even though the customer owns the tooling.

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

     Applicable interest charges incurred during the construction of new property, plant and equipment are capitalized as one of the elements of cost and are amortized over the assets' estimated useful lives. There was no interest capitalized during fiscal year 1999, while $82 and $411 was capitalized in fiscal years 2000 and 2001.

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

     LONG-LIVED ASSETS - The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In


                                      -F-9-
     that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset.

     ACCRUED INSURANCE EXPENSE - The accrual for employee medical benefits and casualty insurance programs includes estimates for claims incurred but not reported.

     At June 30, 2001, the Company had letters of credit aggregating $1,870 and a certificate of deposit of $200 which support claims for workers' compensation benefits.

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

     DERIVATIVE INSTRUMENTS - The Company adopted SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," as amended effective July 1, 2000 to record derivative instruments. At July 1, 2000, the Company had derivatives in the form of foreign exchange contracts ("FX contracts") to buy and sell various currencies. The Company uses FX contracts as an economic hedge of trade receivables and payables denominated in foreign currencies, as well as anticipated sales to foreign customers in the customers' local currency. On July 1, 2000, the Company recorded its FX contracts at their fair value of approximately $(910). This resulted in a charge to income of approximately $910 ($546 net of deferred income tax benefit). Additionally, the translation of the foreign denominated trade receivables resulted in the increase in value of the receivables and the Company recorded a currency translation gain of approximately $435. The impact of the adoption of SFAS No. 133 is presented in the Company's fiscal year 2001 consolidated financial statements as the cumulative effect of a change in accounting principle.

     On June 30, 2001, the Company recorded its FX contracts at their fair value of approximately ($844). This resulted in a gain of approximately $66. Additionally, the translation of the foreign denominated trade receivables resulted in a decrease in the value of the receivables and the Company recorded a currency translation loss of approximately $249.


     NEW ACCOUNTING STANDARDS - The FASB has recently issued SFAS No. 141, "BUSINESS COMBINATIONS", SFAS No. 142 "GOODWILL AND OTHER INTANGIBLE ASSETS", SFAS No. 143 "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS" and SFAS No. 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF". SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 144 supercedes SFAS No. 121 and establishes accounting standards for long-lived assets and long-lived assets to be disposed of. SFAS Nos. 142 and 144 are effective for fiscal years beginning after December 15, 2001 and SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, so the Company will adopt these standards as of July 1, 2002. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

     RECLASSIFICATIONS - Certain reclassifications have been made in the 1999 and 2000 financial statements to conform with current year presentation.

2.   PLANT CLOSURES AND ASSET IMPAIRMENTS

     CLAREMONT

     During fiscal year 2000, the Company recorded an impairment loss associated with the planned closure of the Claremont foundry. The resulting impairment charge of $3,373 to reduce the carrying value of these fixed assets was recorded in the fourth quarter ended June 30, 2000. During the fourth quarter of fiscal year 2000, the Company's Board of Directors committed to a plan for the closure of Claremont as a result of continued operating losses. As such, the carrying values of Claremont's fixed assets were written down to the Company's estimates of fair value, which was based on discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. Prior to the impairment charge, these assets had a carrying value of $3,534. The Company transferred as much work as possible to other ACC foundries, and closed the foundry by November 30, 2000. For fiscal years 1999, 2000, and 2001, Claremont recorded net sales of $7,068, $3,958, and $816, respectively, and incurred net losses of $1,554, $1,819, and $519, respectively, excluding the impairment charge in the fourth quarter of fiscal year 2000.

     In addition to the long-lived asset impairment, in the first half of fiscal year 2001 the Company recognized approximately $113 in severance benefits when such benefit arrangements were communicated to the approximately 45 affected employees related to the Claremont closure.

     PENNSYLVANIA STEEL

     Following the discovery of accounting irregularities which revealed substantial operating losses at the Company's three Pennsylvania foundry operations, the Company recognized an impairment loss as the future undiscounted cash flows of Pennsylvania Steel were estimated to be insufficient to recover the carrying value of the fixed assets. Accordingly, in the fiscal year 2000 financial statements, the carrying values of Pennsylvania Steel's fixed assets were written down to the Company's estimates of fair value,


                                     -F-11-
     which was based on discounted future cash flows. The resulting impairment charge of $3,450 to reduce the carrying value of these fixed assets was recorded in the fourth quarter ended June 30, 2000. Actual results could vary significantly from such estimates. Prior to the impairment charge, these assets had a carrying value of $4,774. Subsequently, on February 28, 2001 the Company closed Pennsylvania Steel and transferred work to the other two Pennsylvania foundries. For fiscal years 1999, 2000 and 2001, Pennsylvania Steel recorded net sales of $12,269, $11,582, and $4,916, respectively, and incurred net losses of $3,525, $4,080, and $2,821, respectively, excluding the impairment charge in the fourth quarter of fiscal year 2000.

     In addition to the long-lived asset impairment, the Company recognized certain other exit costs associated with the closure of Pennsylvania Steel in fiscal 2001 related to employee termination costs. The Company terminated approximately 75 employees and recognized a charge for severance benefits of approximately $20 in the quarter ended March 31, 2001.

     PRIMECAST

     The Company recognized an impairment charge of $6,883 to reduce the carrying value of fixed assets at its PrimeCast foundry in the fourth quarter ended June 30, 2000. The Company considered continued operating losses, caused primarily by the bankruptcy of PrimeCast's major customer in June 1999 and subsequent closure of facilities to which PrimeCast supplied a significant amount of castings, as the primary indicator of impairment. An impairment loss was recognized as the future undiscounted cash flows of PrimeCast were estimated to be insufficient to recover the carrying values of the fixed assets. As such, the carrying values of these assets were written down to the Company's estimates of fair value, which was based upon discounted future cash flows of PrimeCast. Following continued losses in 2001, the Company announced, on January 23, 2001, plans to close PrimeCast. The closure was completed by March 31, 2001. Prior to the impairment charge, these assets had a remaining carrying amount of $8,248. For fiscal years 1999, 2000, and 2001, PrimeCast recorded net sales of $27,531, $24,464, and $14,835, respectively, and incurred net losses of $644, $2,188, and $4,137, respectively, excluding the impairment charge in the fourth quarter of fiscal year 2000.

     In addition to the long-lived asset impairment, the Company recognized certain other exit costs associated with the closure of PrimeCast in fiscal year 2001 related to employee termination costs. The Company terminated approximately 225 employees and recognized a charge for severance benefits of approximately $175 in the quarter ended March 31, 2001.

     EMPIRE

     In the fourth quarter of fiscal 2000, following discovery of accounting irregularities which revealed substantial operating losses at the Company's three Pennsylvania foundry operations, the Company recognized an impairment charge of $2,708 to write-off the intangible assets (goodwill) at its Empire Steel foundry. An impairment loss was recognized as the estimated future undiscounted cash flows of Empire Steel were insufficient to recover the carrying value of the intangible assets.

     Following continued losses in fiscal 2001, the Company announced, on August 31, 2001, plans to close Empire. Accordingly, the carrying values of Empire's fixed assets were written down to the Company's estimates of fair value, which was based on discounted future cash flows. The resulting impairment charge of $1,610 to reduce the carrying value of these fixed assets was recorded in the fourth quarter ended June 30, 2001. Actual results could vary significantly from such estimates. Prior to the impairment charge, these assets had a carrying value of $2,610. The Company plans to close Empire by


     November 30, 2001, and transfer as much work as possible to other locations. For fiscal years 1999, 2000 and 2001, Empire recorded net sales of $10,414, $9,935 and $10,086, respectively, and incurred net losses of $1,204, $2,726 and $2,583, respectively, excluding the impairment charges in the fourth quarter of fiscal 2000 and the fourth quarter of fiscal 2001.

     In addition to the long-lived asset impairment, the Company will recognize certain other exit costs associated with the closure of Empire in fiscal 2002 related to employee termination costs. The Company will terminate approximately 130 employees and will recognize a charge for severance benefits of approximately $89 in the quarter ending December 31, 2001.

     Other costs directly related to the closure of Claremont, Pennsylvania Steel, PrimeCast and Empire which are not yet eligible for recognition will be expensed as incurred under EITF 94-3, "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)."

3.   PENDING SALES AND ASSET IMPAIRMENTS

     LA DIE CASTING

     The Company is negotiating the sale of substantially all of the assets of LA Die Casting. Under the terms of the proposed agreement, the Company would receive approximately $4,500 in cash in exchange for certain assets and the assumption of certain liabilities by the buyer, subject to certain post-closing adjustments. There can be no assurance that a definitive agreement will ultimately be executed. If executed and consummated, it is anticipated that this transaction would close during the second quarter of fiscal 2002.

     In the fourth quarter of fiscal 2001, the Company recognized an impairment charge of $2,658 to write-down the carrying value of the intangible assets at LA Die Casting to the Company's estimate of fair value. The Company considered its decision to realign its operations, resulting in its intent to dispose of LA Die Casting as the primary indicator of impairment. Prior to the impairment charge, the intangible assets had a carrying value of $3,512. For fiscal years 1999, 2000 and 2001, LA Die Casting recorded net sales of $9,557, $9,483 and $8,233, respectively, and net income of $196, $280 and $61, respectively, excluding the impairment charge in the fourth quarter of fiscal 2001.

     JAHN FOUNDRY

     In September, 2001, the Company entered into a non-binding letter of intent with a third party to sell substantially all of the assets of Jahn Foundry. Under the terms of the proposed agreement, the Company would receive approximately $500 in cash, $500 in preferred stock of the buyer and $1,000 principal amount over ten years in exchange for certain assets and the assumption of certain liabilities by the buyer, subject to certain post-closing adjustments. There can be no assurance that a definitive agreement will ultimately be executed. If executed and consummated, it is anticipated that this transaction would close during the second quarter of fiscal 2002.

     In the fourth quarter of fiscal 2001, the Company recognized an impairment charge of $13,871 to write-down the carrying value of the fixed assets at Jahn Foundry to the Company's estimate of fair value. The Company considered its decision to realign its operations, resulting in its intent to dispose of Jahn Foundry as the primary indicator of impairment. Prior to the impairment charge, the fixed assets had a carrying value of $15,936. For fiscal years 1999, 2000 and 2001, Jahn Foundry recorded net sales of


     $11,988, $10,697 and $8,364, respectively, and net income (losses) of $124, $(113) and $(2,412), respectively, excluding the impairment charge in the fourth quarter of fiscal 2001 and a non-recurring gain of $10,920 recorded in the second quarter of fiscal 2001 relating to insurance claims resulting from the industrial accident at Jahn Foundry on February 25, 1999.

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

     On February 25, 1999, Autun purchased the foundry division assets of Compagnie Internationale du Chauffage ("CICH") located in Autun, France. Autun received certain assets of the foundry, including $5,847 in cash and $5,505 in inventory, in exchange for the assumption of potential environmental and employment liabilities if the facility is ever closed. CICH is a subsidiary of Blue Circle Industries plc, headquartered in London, England. Autun specialized in the manufacture of cast iron radiators and boiler castings.

     The acquisitions have been accounted for by the purchase method of accounting, and accordingly, the purchase price including the related acquisition expenses has been allocated to the assets acquired based on the estimated fair values at the date of the acquisitions. For the London Precision acquisition, the excess of purchase price over estimated fair values of the net assets acquired has been included in "Intangible Assets" on the Consolidated Balance Sheets. For the Autun acquisition, the fair value of the net assets acquired exceeded the purchase price. Accordingly, the excess fair value was subtracted from identifiable long-term assets ratably based on their relative fair values as a percentage of total long-term assets. The purchase of Autun resulted in remaining excess fair value after allocation to long-term assets, which was recorded as negative goodwill and included in "Excess of Fair Value of Acquired Net Assets Over Cost" on the Consolidated Balance Sheets.


                                                                     LIVES
                                                                   (IN YEARS)     2000      2001
          Excess of fair value of acquired net assets over cost          4        $7,141    $6,120
          Less accumulated amortization                                            2,298     3,577
                                                                                  ------    ------

                                                                                  $4,843    $2,543
                                                                                  ======    ======

     Amortization of negative goodwill was $870, $1,897, and $1,607 for the years ended June 30, 1999, 2000, and 2001, respectively.


     The estimated fair values of assets and liabilities acquired in the 1999 acquisitions are summarized as follows:


                                                                                    1999
          Cash                                                                    $ 6,501
          Customer accounts receivable                                              2,748
          Inventories                                                               7,117
          Property, plant and equipment                                             7,705
          Intangible assets, primarily goodwill                                     8,427
          Other assets                                                                 15
          Accounts payable and accrued expenses                                    (7,489)
          Deferred income taxes                                                    (1,269)
          Excess of fair value of acquired net assets over cost                    (7,872)
          Other long-term obligations                                              (1,888)
                                                                                  -------

                                                                                   13,995

          Cash acquired                                                            (6,501)
                                                                                  -------

          Cash used in acquisitions                                               $ 7,494
                                                                                  =======

     The operating results of the acquired companies are included in ACC's consolidated statements of operations from the dates of acquisition. The following unaudited pro forma summary presents the 1999 consolidated results of operations as if the acquisitions occurred at July 1, 1998, after giving effect to certain adjustments, including amortization of goodwill, interest expense on the acquisition debt and related income tax effects: net sales - $496,426; net income - $5,849; basic and diluted net earnings per common and equivalent share - $0.75. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or of results which may occur in the future.

5.   INVENTORIES


                                                           2000          2001
          Raw materials                                   $ 8,491       $ 7,587
          Work-in-process                                  33,656        38,889
          Finished goods                                   11,038        10,138
          Supplies                                          2,938         2,003
                                                          -------       -------

                                                          $56,123       $58,617
                                                          =======       =======

     Inventories as of June 30, 2000 and 2001 would have been higher by $416 and $710, respectively, had the Company used the FIFO method of valuing those inventories valued using the LIFO method.


6.   PROPERTY, PLANT AND EQUIPMENT


                                                          LIVES
                                                        (IN YEARS)          2000            2001
          Land                                                            $ 14,868        $ 13,332
          Improvements to land                             12-15             4,807           2,587
          Buildings and improvements                         35             30,033          31,258
          Machinery and equipment                           5-14           123,550         122,819
          Automobiles and trucks                             3               1,688           1,200
          Office furniture, fixtures and equipment          5-10             5,691           5,996
          Tooling and patterns                             1.5-6             4,367           4,376
                                                                          --------        --------

                                                                           185,004         181,568
          Less accumulated depreciation                                     61,104          72,220
                                                                          --------        --------

                                                                           123,900         109,348
          Construction in progress                                          11,399           3,661
                                                                          --------        --------

                                                                          $135,299        $113,009
                                                                          ========        ========

     Depreciation expense was $12,663, $14,345, and $13,489 for the years ended June 30, 1999, 2000 and 2001, respectively.

     As of June 30, 2001, property, plant and equipment with a remaining net carrying value of $7,724 are related to the foundries discussed in Notes 2 and 3 and are included in the amounts above.

7.   INTANGIBLE ASSETS


                                                          LIVES
                                                        (IN YEARS)          2000          2001

          Goodwill                                           25           $33,850       $31,021
          Less accumulated amortization                                     5,325         6,659
                                                                          -------       -------

                                                                          $28,525       $24,362
                                                                          =======       =======

     Amortization expense was $1,429, $1,489, and $1,345 for the years ended June 30, 1999, 2000 and 2001, respectively.

8.   DEFERRED FINANCING COSTS


                                                          LIVES
                                                        (IN YEARS)          2000            2001
          Deferred financing costs                         3 to 10         $1,355       $1,510
          Less accumulated amortization                                       432          789
                                                                           ------       ------

                                                                           $  923       $  721
                                                                           ======       ======


     Amortization of such costs, included in interest expense, was $194, $261, and $357 for the years ended June 30, 1999, 2000 and 2001, respectively.

9.   ACCRUED EXPENSES


                                                                                  2000          2001
          Accrued warranty                                                      $ 9,786       $ 9,001
          Payroll, vacation and other compensation                                8,205         7,978
          Accrued pension liability                                               2,481         1,993
          Advances from customers                                                 3,426         7,849
          Reserve for flood repairs (Note 22)                                       645           597
          Reserve for workers' compensation and employee
            health care                                                           3,846         4,009
          Taxes other than income                                                   477           826
          Interest payable                                                        1,036         1,030
          Insurance advances for Jahn Foundry industrial accident (Note 23)       5,998
          Other                                                                   1,532         1,094
                                                                                -------       -------

                                                                                $37,432       $34,377
                                                                                =======       =======


10.  LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following as of June 30, 2000 and 2001:


                                                                                               2000           2001
          Senior notes with an insurance company, secured by certain assets of the
            Company, maturing on June 30, 2004, subject to acceleration due to covenant violations, bearing interest at a fixed rate of 8.44% and 10.19% at
            June 30, 2000 and June 30, 2001, respectively                                    $ 14,286       $ 11,429
          Revolving credit facility with Harris, secured by certain assets of the
            Company, maturing on April 3, 2003, subject to acceleration due to covenant violations, bearing interest at:
            LIBOR plus 2.50%, $50,000 at 9.15% at June 30, 2000
            Prime plus 0.75%, $11,385 at 10.25% at June 30, 2000
            Prime plus 1.75%, $63,220 at 8.50% at June 30, 2001
            Prime plus 1.25%, $7,272 at 8.00% at June 30, 2001                                 61,385         70,492
          Term loan between the Company and GECC, secured by certain assets of the Company, maturing on December 29, 2004, subject to
            acceleration due to covenant violations, bearing interest at 9.05%                 33,250         29,750
          Term loan between G&C and OES Capital, Incorporated (assignee of loan agreement with Ohio Air Quality Development Authority), secured by certain assets of G&C, maturing on December 31, 2006,
            bearing interest at 6.50%                                                           2,119          1,840
          Term loan between La Grange Foundry and the Missouri Development
            Finance Board, secured by a letter of credit of approximately $5,200, maturing on November 1, 2011, bearing interest at 4.87% and 3.22%
            at June 30, 2000 and 2001, respectively                                             5,100          5,100
          Revolving credit facility between Autun and Societe Generale, secured by trade receivables of Autun, maturing on April 17, 2007, bearing interest at
            EURIBOR plus 0.8%, 5.21% and 4.50% at June 30, 2000 and
            June 30, 2001, respectively                                                         1,470          1,866
          Term loan between the Company and Cananwill, Inc. secured by certain prepaid and unearned insurance premiums, maturing on March 14, 2002,
            bearing interest at 7.50%                                                                          1,065
                                                                                             --------        --------

                                                                                              117,610         121,542
          Less amounts classified as current                                                   80,919         114,894
                                                                                             --------        --------

          Total long-term obligations                                                        $ 36,691        $  6,648
                                                                                             ========        ========

     The Company has three primary credit facilities: a revolving credit facility with Harris Trust and Savings Bank, as agent for several lenders (referred to as the Credit Agreement with Harris or merely the Credit Agreement); senior notes with an insurance company (referred to as the Senior Notes or the Note Purchase Agreement); and a term loan with General Electric Capital Corporation (referred to as the Master Security Agreement with GECC). Each of these credit facilities require compliance with various covenants, including, but not limited to, financial covenants related to equity levels, cash flow requirements, fixed charge coverage ratios and ratios of debt to equity.


     The Credit Agreement and the Note Purchase Agreement, including certain of the financial and other covenants, have been amended at various times since their originations and waivers of compliance with certain financial covenants have been granted by the lenders. At June 30, 2000, absent the waivers obtained from the lenders, the Company would not have been in compliance with various financial covenants contained in the Credit Agreement and the Note Purchase Agreement. Accordingly, amounts due under such agreements have been classified as current in the fiscal 2000 financial statements.

     In fiscal 2001, the Company has continued to be in violation of virtually all of the financial covenants of the Credit Agreement and the Note Purchase Agreement. At various dates throughout and subsequent to fiscal 2001, the Company and these lenders have entered into amendments and forbearance agreements wherein the lenders have agreed to forbear from enforcing their rights with respect to certain events of default under the debt agreements. These forbearance agreements currently expire on October 12, 2001, after which the lenders could exercise their rights to demand payment of the amounts due under the debt agreements. The Company was also in violation of certain financial covenants contained in the Master Security Agreement with GECC. GECC agreed to forbear from enforcing its rights with respect to certain events of default under the Master Security Agreement through September 30, 2001. Accordingly, all of the debt under these agreements is classified as current in the accompanying consolidated financial statements.

     Virtually all assets of the Company in North America are pledged as collateral under the various debt agreements and proceeds from the sales of assets other than inventory, insurance settlements and other non-recurring items may only be used by Atchison for purposes approved by these secured lenders. Terms of the Credit Agreement, the Note Purchase Agreement and the Master Security Agreement, as amended, prohibit the Company from paying dividends and incurring additional debt, except for the new debt as discussed below. As of June 30, 2001 the Company has no available borrowing capacity under the Credit Agreement.

     In September 2001, ACUK, a subsidiary of the Company, and its subsidiaries, and Burdale Financial Limited, an affiliate of Congress Financial Corporation, entered into a Facility Agreement ("Facility Agreement"). This Facility Agreement provides for a 25 million British pound (approximately $35 million US) facility to be used to fund working capital requirements at Sheffield, a subsidiary of ACUK, and up to $1.0 million British pounds for working capital at Autun, the Company's subsidiary in France. In addition, the Facility Agreement will provide security for Sheffield's foreign currency exchange contracts and performance bond commitments, repay $5.0 million of an intercompany working capital loan and may provide for some additional working capital funds in North America, subject to availability and other restrictions in the U.K. This facility matures on September 17, 2004 and is secured by substantially all of Sheffield's assets in the U.K. Loans under this Facility Agreement will bear interest at LIBOR plus 2.60%. To date, $5.0 million has been made available to the Company in the United States as a repayment of an intercompany working capital loan, $1.1 million of which was paid to certain of the lenders as principal payments.


     The amounts of long-term obligations outstanding as of June 30, 2001 are payable as follows, after giving effect to reclassification due to covenant violations:


          2002                                                         $114,894
          2003                                                              307
          2004                                                              329
          2005                                                              350
          2006                                                              373
          Thereafter                                                      5,289

     The amounts of interest expense for the years ended June 30, 1999, 2000 and 2001 consisted of the following:


                                                               1999          2000           2001
          Senior notes with an insurance company             $ 1,467        $1,224        $ 1,076
          Credit facility with Harris                          6,194         6,071          6,851
          Term loan with GECC                                                1,520          2,951
          Amortization of deferred financing costs               194           261            357
          Other                                                  497           376             94
                                                             -------        ------        -------

                                                             $ 8,352        $9,452        $11,329
                                                             =======        ======        =======

11.  INCOME TAXES

     Income (loss) before income taxes is comprised of the following:


                                                            1999            2000            2001
          Domestic                                         $ (126)       $(28,533)       $(35,946)
          Foreign                                           8,042             927             489
                                                           ------        --------        --------
                                                           $7,916        $(27,606)       $(35,457)
                                                           ======        ========        ========


     Income taxes for the years ended June 30, 1999, 2000 and 2001 are comprised of the following:


                                                     1999            2000         2001
          Current expense (benefit):
            Federal                                 $  175         $ (3,329)      $     0
            State and local                            253             (201)          173
            Foreign                                  1,655              455            (9)
                                                    ------         --------       -------

                                                     2,083           (3,075)          164

          Deferred expense (benefit):
            Federal                                   (105)         (10,654)       (4,881)
            State and local                            397           (1,558)         (558)
            Foreign                                  2,469             (640)        6,803
                                                    ------         --------       -------

                                                     2,761          (12,852)        1,364
                                                    ------         --------       -------

                                                    $4,844         $(15,927)      $ 1,528
                                                    ======         ========       =======

                                                     1999            2000         2001
          Items giving rise to the deferred income
          tax provision (benefit):
            Deferred gain on flood proceeds         $  975         $ (7,786)
            Impairment reserve                                       (5,589)      $(5,516)
            Depreciation and amortization              935            1,623         3,427
            Net operating loss carryforwards           754             (916)       (9,789)
            Missappropriation                          (55)            (695)          695
            Flood wall capitalization                                   429
            Postretirement (benefits) costs            (97)            (419)         (408)
            Pension costs                             (163)             267           163
            Inventories                                112              245          (304)
            Accrued expenses                           282                4          (279)
            Valuation allowance                         56                4        13,427
            Other, net                                 (38)             (19)          (52)
                                                    ------         --------       -------

                                                    $2,761         $(12,852)      $ 1,364
                                                    ======         ========       =======


     Following is a reconciliation between total income taxes and the amount computed by multiplying income (loss) before income taxes (including the cumulative effect of the change in accounting) plus the minority interest in net income of subsidiaries by the statutory federal income tax rate:


                                                1999                         2000                          2001
                                     ------------------------       ----------------------      -------------------------
                                       Amount             %          Amount            %           Amount            %
Computed expected
  federal income tax
  expense (benefit)                   $  2,854           35.0       $ (9,639)         (35.0)      $(12,410)         (35.0)
State income tax
  expense (benefit),
  net of federal benefit                   527            6.4           (389)          (1.4)          (765)          (2.1)
Non - U.S. taxes                                                         156            0.6            504            1.4
Foreign dividends                        1,238           15.2            780            2.8            828            2.3
Goodwill                                   340            4.2            709            2.6           (272)          (0.8)
Revision of estimate
  for deferred taxes
  associated with flood
  proceeds                                                            (7,786)         (28.3)
Other, net                                (171)          (2.1)           238            0.9            216            0.6
Valuation Allowance                         56            0.7              4                        13,427           37.9
                                      --------          -----       --------         ------       --------           ----
                                      $  4,844           59.4       $(15,927)         (57.8)      $  1,528            4.3
                                      ========          =====       ========         ======       ========           ====


     Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The 2000 deferred tax asset balances for net operating loss carryforwards, foreign tax credit and AMT credit have been adjusted with an offsetting adjustment to the valuation allowance. These adjustments have no net affect on the net deferred tax asset at June 30, 2000. Deferred income taxes as of June 30, 2000 and 2001 are comprised of the following:


                                                                       2000            2001
          Deferred tax assets:
            Net operating loss carryforwards                         $ 19,978       $ 30,838
            Impairment reserve                                          5,589         11,104
            Postretirement benefits                                     3,524          3,932
            Accrued expenses                                            2,708          2,987
            Pension costs                                               1,282          1,119
            General business tax credits                                  588            529
            Foreign tax credit                                          1,873          1,873
            AMT credit                                                    918            918
            Missappropriations                                            695              0
            Other                                                         120            497
                                                                     --------       --------

                                                                       37,275         53,797
          Valuation allowance                                         (17,152)       (30,579)
                                                                     --------       --------

                    Net deferred tax assets                            20,123         23,218
                                                                     --------       --------

          Deferred tax liabilities:
            Depreciation and amortization                             (19,619)       (23,046)
            Inventories                                                (1,520)        (1,216)
            Discharge of indebtedness                                    (422)          (422)
            Other                                                        (382)          (649)
                                                                     --------       --------

                                                                      (21,943)       (25,333)
                                                                     --------       --------

          Total                                                      $ (1,820)      $ (2,115)
                                                                     ========       ========

     In general, it is the practice and intention of the Company to reinvest the earnings of its non - U.S. subsidiaries in those operations on a permanent basis. Applicable U.S. federal taxes are provided only on amounts actually or deemed to be remitted to the Company as dividends. U.S. income taxes have not been provided on $1,850 and $1,468 of cumulative undistributed earnings from United Kingdom operations for 2000 and 2001, respectively. U.S. income taxes on such earnings, if ultimately remitted to the U.S., may be recoverable as foreign tax credits.

     The Company has federal net operating loss carryforwards that were acquired during previous years totaling approximately $7,225 at June 30, 2001, which expire in the years 2007 through 2012. These federal net operating loss carryforwards that were acquired during previous years are subject to the ownership change rules defined by section 382 of the Internal Revenue Code (the "Code"). As a result of this event, the Company will be limited in its ability to use such net operating loss carryforwards. The amount of taxable income that can be offset by pre-change tax attributes in any annual period is limited to approximately $500.


     The Company has additional federal net operating loss carryforwards totaling approximately $23,452 at June 30, 2001 which will expire in the year 2021. The utilization of such net operating loss carryforwards is restricted to the earnings of the U.S. consolidated group. The Company also has foreign net operating loss carryforwards totaling approximately $53,323 at June 30, 2001, which have no expiration date. The utilization of such net operating loss carryforwards are restricted to the earnings of specific foreign subsidiaries. As a result of such restrictions, the Company has established a valuation allowance of $17,152 and $30,579 in 2000 and 2001, respectively, related to the federal, state and foreign net operating loss carryforwards to reduce the deferred tax assets to the amounts that management believe are more likely than not to be realized.

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

     At June 30, 2000 and 2001, the Company had $62,855 and $72,359,
     respectively, of floating rate debt tied to LIBOR, EURIBOR or Prime rates. In April 1998, the Company entered into a $15,000 notional amount interest rate swap agreement under which the Company paid a fixed rate of 5.92% and received a LIBOR floating rate (5.0% at June 30, 1999). This agreement was a hedge against $15,000 of the $88,817 outstanding on the Company's revolving credit facility as of June 30, 1999. At June 30, 1999, the fair value of this agreement based on a quote received from the counterparty, indicating the amount the Company would pay or receive to terminate the agreement, was a payment of $67. This agreement was terminated on June 23, 2000, with the Company receiving $402 upon termination. Such amount is included within other income on the accompanying consolidated statements of income for fiscal year 2000.

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


     At June 30, 2000 and 2001, the Company's foreign subsidiaries, primarily Sheffield, have the following net contracts to sell the following currencies and has no significant un-hedged foreign currency exposure related to sales and purchase transactions:


                                                 JUNE 30, 2000                      JUNE 30, 2001
                                         ----------------------------       ----------------------------
                                             LOCAL        APPROXIMATE           LOCAL        APPROXIMATE
                                            CURRENCY         VALUE(1)          CURRENCY         VALUE(1)
          U.S. Dollars                        17,860        $17,851              45,734        $45,758
          Deutsche Marks                       8,165          3,968               7,605          3,306
          French Francs                       19,022          2,757               5,244            680
          Swiss Francs                            64             39                  64             36
          Italian Lira                     2,229,242          1,095             550,154            242
          Canadian Dollars                     1,344            905               5,482          3,624
          Dutch Guilder                                                              91             35
          Swedish Krona                        4,000            452              14,728          1,358
          Spanish Pesetas                     65,980            377              57,563            294
          Austrian Schilling                                                      3,978            367
          Japanese Yen                           757              7                 757              6
          Danish Krona                                                            6,454            735
          Finish Marka                           106             17                 426             61
          Euro                                 4,134          3,930              15,721         13,367
                                                            -------                            -------

          Total                                             $31,398                            $69,869
                                                            =======                            =======

          (1) The approximate value is the value of the local currencies translated first into the foreign subsidiaries' functional currency, at the June 30, 2000 and 2001 spot rates, respectively, and then translated to U.S. dollars at the June 30, 2000 and 2001 spot rates.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS - As of June 30, 2000 and 2001, the carrying value of cash and cash equivalents approximates fair value of those instruments due to their liquidity and short-term nature.

     Based on borrowing rates currently available to the Company and the remaining terms, the carrying value of debt obligations as of June 30, 2000 and 2001 approximates fair value.

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

13.  STOCKHOLDERS' EQUITY

     In fiscal year 2000, the Company's Board of Directors established a Stockholder Rights Plan and distributed to stockholders, one preferred stock purchase right for each outstanding share of common stock. Under certain circumstances, a right may be exercised to purchase one one-thousandth of a share of Series A Participating Cumulative Preferred Stock at an exercise price of $30 per share, subject to adjustment. The rights become exercisable on the business day following the tenth business day after the commencement of a tender offer for at least 20% of the Company's common stock or a public announcement that a party or group has acquired at least 20% of the Company's common stock. Generally, after the rights become exercisable, the holders may purchase that number of preferred shares having a market value equal to twice the exercise price, for an amount in cash equal to the exercise price. If the Company's Board of Directors elects, it may exchange all of the outstanding rights for shares of common stock on a one-for-one basis. If the Company is a party to certain merger or business combination transactions, or transfers 50% or more of its assets or earnings power, and certain other events occur, each right will entitle its holders, other than the acquiring person, to buy for the exercise price a number of shares of common stock of the Company, or of the other party to the transaction, having a value equal to twice the exercise price of the right. The rights expire on March 28, 2010, and may be redeemed by the Company for $.01 per right at any time until ten business days following the date of the public announcement of the acquisition of 20% or more of the Company's common stock or the commencement date of a tender offer for at least 20% of the Company's common stock. The Company is authorized by the Board of Directors to issue 2,000,000 shares of preferred stock, none of which have been issued. The Company has designated 10,000 shares of the preferred stock as Series A Participating


     Cumulative Preferred Stock for the purpose of the Stockholder Rights Plan. The Stockholder Rights Plan was ratified by stockholders at the Company's annual meeting on June 29, 2001.

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

     The 1993 Atchison Casting Corporation Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors on August 10, 1993 and approved by the Company's stockholders on September 27, 1993. An aggregate of 400,000 shares of common stock were initially made available for purchase by employees upon the exercise of options under the Purchase Plan. On the first day of every option period (option periods are three-month periods beginning on January 1, April 1, July 1 or October 1 and ending on the next March 31, June 30, September 30 or December 31, respectively), each eligible employee is granted a nontransferable option to purchase common stock from the Company on the last day of the option period. As of the last day of an option period, employee contributions (authorized payroll deductions) during such option period will be used to purchase full and partial shares of common stock. The price for stock purchased under each option is 90% of the stock's fair market value on the first day or the last day of the option period, whichever is lower. During the years ended June 30, 1999, 2000, and 2001 33,033, 36,371 and 16,075
     common shares, respectively, were purchased by employees under the Purchase Plan. At June 30, 2001, 237,594 shares remained available for grant. After accounting irregularities were discovered in the second quarter of fiscal 2001, purchases of shares under the Purchase Plan were temporarily suspended. The Purchase Plan was still frozen as of June 30, 2001.


     The Atchison Casting 1993 Incentive Stock Plan (the "Incentive Plan") was adopted by the Board of Directors on August 10, 1993 and approved by the Company's stockholders on September 27, 1993. At the annual meeting in November 1997, the Company's stockholders approved increasing the number of options available for grant under the Incentive Plan by 400,000. The Incentive Plan allows the Company to grant stock options to employees to purchase up to 700,000 shares of common stock at prices that are not less than the fair market value at the date of grant. The options vest equally over a three year period from the date of grant and remain exercisable for a term of not more than 10 years after the date of grant. The Incentive Plan provides that no options may be granted more than 10 years after the date of approval by the stockholders. Activity in the Incentive Plan for the three years ended June 30, 2001, is summarized in the following table:


                                                                            WEIGHTED
                                                                             AVERAGE
                                           SHARES         PRICE RANGE       PRICE PER
                                        UNDER OPTION       PER SHARE          SHARE
     Outstanding, June 30, 1998             233,399       $12.88-19.13      $   14.54

      Issued                                119,000       8.50-18.00            11.01
      Surrendered                           (24,366)      9.88-18.63            14.95
                                            -------

     Outstanding, June 30, 1999             328,033       8.50-19.13            13.23

      Issued                                 66,500       7.06-10.38             9.39
      Surrendered                           (12,300)      10.38-14.13           13.01
                                            -------

     Outstanding, June 30, 2000             382,233       7.06-19.13            12.57

      Issued                                133,500       2.30-6.25              6.03
      Surrendered                           (10,000)      6.25-10.38             8.33
                                            -------

     Outstanding June 30, 2001              505,733       2.30-19.13            10.92
                                            =======

     As of June 30, 1999, 2000 and 2001, there were 191,633, 235,067 and 266,733 options, respectively, exercisable under the Incentive Plan. The weighted-average exercise price for options exercisable at June 30, 1999, 2000 and 2001 were $14.09, $13.91 and $13.25, respectively.

     At June 30, 2001, options to purchase 168,607 shares were authorized but not granted. The weighted average remaining contractual life of options outstanding under the Incentive Plan at June 30, 1999, 2000 and 2001 was
     7.1 years, 6.7 years and 6.5 years, respectively.


     On November 18, 1994, the Company's stockholders approved the Atchison Casting Non-Employee Director Option Plan (the "Director Option Plan"). The Director Option Plan provides that each non-employee director of the Company who served in such capacity on April 15, 1994 and each non-employee director upon election or appointment to the Board of Directors thereafter shall automatically be granted an option to purchase 10,000 shares of the Company's common stock. No person shall be granted more than one such option pursuant to the Director Option Plan. An aggregate of 100,000 shares were reserved for purchase under the plan. The price for stock purchased under the plan is the fair market value at the date of grant. The options under this plan have a 6 month vesting period from the date of grant and remain exercisable for a term of not more than 10 years after the date of grant. Activity in the Director Option Plan for the three years ended June 30, 2001, is summarized in the following table:


                                                                               WEIGHTED
                                                                                AVERAGE
                                                SHARES          PRICE          PRICE PER
                                            UNDER OPTION      PER SHARE          SHARE
     Outstanding, June 30, 1998                 40,000       $13.38-19.13      $   14.81

      Issued                                    10,000              19.13          19.13
      Exercised                                (10,000)             13.38          13.38
                                                ------

     Outstanding, June 30, 1999                 40,000        13.38-19.13          14.81

      Issued                                    10,000               8.75           8.75
                                                ------

     Outstanding, June 30, 2000                 50,000         8.75-19.13          13.60

     Outstanding June 30, 2001                  50,000         8.75-19.13          13.60
                                                ======

     As of June 30, 1999, 2000 and 2001, there were 40,000, 40,000 and 50,000 options exercisable, respectively, under the Director Option Plan. The weighted-average exercise price for options exercisable at June 30, 1999, 2000 and 2001 was $14.81, $13.60 and $13.60, respectively.

     At June 30, 2001, options to purchase 30,000 shares were authorized but not granted. The weighted average remaining contractual life of options outstanding under the Director Option Plan at June 30, 1999, 2000 and 2001 was 5.6 years, 5.6 years and 4.6 years, respectively.


     The following table illustrates the range of exercise prices and the weighted average remaining contractual lives for options outstanding under both the Incentive Plan and Director Option Plan as of June 30, 2001:


                                                          OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                                     --------------------------------------------------------    ---------------------------------
                                           NUMBER       WEIGHTED AVERAGE     WEIGHTED AVERAGE       NUMBER        WEIGHTED AVERAGE
                                        OUTSTANDING         REMAINING         EXERCISE            EXERCISABLE      EXERCISE
      RANGE OF EXERCISE PRICES           AT 6/30/01     CONTRACTUAL LIFE        PRICE             AT 6/30/01         PRICE
               $13.38                      125,533         3 years             $ 13.38                125,533       $ 13.38
            14.13-14.75                     51,000         4 years               14.39                 51,000         14.39
            12.86-15.75                     28,000         5 years               14.93                 28,000         14.93
            16.63-19.13                     40,200         6 years               17.68                 40,200         17.68
             9.88-18.06                     38,000         7 years               14.18                 25,332         14.19
             8.50-10.38                    123,000         8 years                9.61                 64,166          9.54
             5.75-8.75                     145,000         9 years                6.41                 13,333          8.33
                2.30                         5,000        10 years                2.30                                 0.00
                                           -------                                                    -------

                                           555,733                                                    347,564
                                           =======                                                    =======

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


                                                                   1999           2000         2001
     Net income (loss):
       As reported                                                $ 3,072       $(11,679)    $(36,985)
       Pro forma                                                    2,896        (12,004)     (37,325)
     Net income (loss) and net earnings (loss) per share:
      As reported:
       Basic                                                         0.39          (1.53)       (4.81)
       Diluted                                                       0.39          (1.53)       (4.81)
      Pro forma:
       Basic                                                         0.37          (1.57)       (4.85)
       Diluted                                                       0.37          (1.57)       (4.85)

     The SFAS No. 123 fair value method of accounting is not required to be applied to options granted prior to July 1, 1995, therefore, the pro forma compensation cost may not be representative of that to be expected in future years.


     For the purpose of computing the pro forma effects of stock option grants under the fair value accounting method, the fair value of each stock option grant was estimated on the date of the grant using the Black Scholes option pricing model. For the Incentive Plan, the weighted average grant-date fair value of stock options granted during fiscal year 1999, 2000 and 2001 was $6.87, $5.92 and $5.23 per share, respectively. For the Director Option Plan, the weighted average grant-date fair value of stock options granted during fiscal year 2000 was $5.66 per share, respectively. No options were issued under the Director Option Plan in fiscal year 2001. The following weighted average assumptions were used for grants under both option plans during the years ended June 30, 1999, 2000 and 2001:


                                                 1999          2000            2001
     Risk-free interest rate                     5.3%           5.9%           6.0 %
     Expected life                             10 years       10 years       10 years
     Expected volatility                         36%             41%            85%
     Dividend yield                              Nil             Nil            Nil

     For the Purchase Plan, the weighted average grant-date fair value of options granted under the plan was $1.81, $1.57 and $1.47, respectively, for the years ended June 30, 1999, 2000 and 2001. The following weighted average assumptions were used for grants under the Purchase Plan during the years ended June 30, 1999, 2000 and 2001:

                                                  1999         2000            2001
     Risk-free interest rate                     4.4%           5.2%           6.0%
     Expected life                             3 months       3 months       3 months
     Expected volatility                         36%            41%            85%
     Dividend yield                              Nil            Nil            Nil

14.  EARNINGS PER SHARE

     Following is a reconciliation of basic and diluted EPS for the years ended June 30, 1999, 2000 and 2001, respectively.


                                            1999                          2000                           2001
                            -------------------------------  ------------------------------   -----------------------------
                                       WEIGHTED    EARNINGS              WEIGHTED    LOSS                 WEIGHTED     LOSS
                               NET      AVERAGE      PER       NET        AVERAGE     PER       NET       AVERAGE      PER
                              INCOME    SHARES     SHARE       LOSS        SHARES    SHARE     LOSS        SHARES     SHARE
Basic EPS                    $ 3,072   7,790,781   $ 0.39    $ (11,679)  7,648,616  $ (1.53)  $(36,985)   7,685,339  $ (4.81)

Effect of dilutive
  securities -
  stock options
                             -------   ---------   ------    ---------   ---------   -------   --------   ---------  --------

Diluted EPS                  $ 3,072   7,790,781   $ 0.39    $ (11,679)  7,648,616   $ (1.53)  $(36,985)  7,685,339  $ (4.81)
                             =======   =========   ======    =========   =========   =======   ========   =========  =======


15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                              THREE MONTHS ENDED        THREE MONTHS ENDED         THREE MONTHS ENDED         THREE MONTHS ENDED
                                  SEPTEMBER 30             DECEMBER 31                 MARCH 30                    JUNE 30
                            ------------------------ ------------------------  ------------------------   ------------------------
                                1999         2000      1999 (1)      2000 (4)     2000 (2)       2001        2000 (3)     2001 (5)
Net sales                    $ 108,914    $  99,208    $ 114,103    $ 105,809   $ 121,765    $ 116,924    $ 116,355    $ 106,209
Gross profit                    10,417        4,000       12,293        8,051      10,247        8,039        8,881        7,771
Operating income (loss)            585       (5,361)       1,632        6,795      (1,040)      (4,155)     (19,265)     (20,554)
Net income (loss)               (1,187)      (5,866)      (1,002)       1,856       5,198       (5,004)     (14,688)     (27,971)
Earnings (loss)
  per common share):
    Basic                        (0.16)       (0.76)       (0.13)        0.24        0.68        (0.65)       (1.92)       (3.64)
    Diluted                      (0.16)       (0.76)       (0.13)        0.24        0.68        (0.65)       (1.92)       (3.64)

     (1) The second quarter of fiscal 2000 contains a $681 gain on the termination of an interest rate swap agreement, which increased net income by $412 or $.05 per share (Note 12).

     (2) The third quarter of fiscal 2000 contains a $7,786 deferred income tax benefit relating to the resolution of the Company's tax treatment of certain flood insurance proceeds received in 1995 and 1996, which increased net income by $7,786, or $1.02 per share (Note 11).

     (3) The fourth quarter of fiscal 2000 contains the following charges: a) a $3,373 impairment charge and $227 of other costs recorded in connection with the closure of Claremont, which decreased net income by $2,268 or $.30 per share (Note 2); b) a $6,883 impairment charge recorded in connection with the write-down of PrimeCast fixed assets, which decreased net income by $4,336 or $.57 per share (Note 2); c) a $3,450 impairment charge and $400 of other costs recorded in connection with the closure of Pennsylvania Steel, which decreased net income by $2,348 or $0.31 per share (Note 2); d) a $2,708 impairment charge recorded in connection with the write-off of Empire Steel goodwill, which decreased net income by $2,708 or $0.35 per share (Note 2). In addition, the fourth quarter contains a $402 gain on the termination of an interest rate swap agreement, which increased net income by $243 or $.03 per share (Note 12).

     (4) The second quarter of fiscal 2001 contains a $10,920 insurance gain recorded in connection with an industrial accident that occurred on February 25, 1999 at the Company's subsidiary, Jahn Foundry, which increased net income by $6,552 or $0.87 per share (Notes 3 and 23).

     (5) The fourth quarter of fiscal 2001 contains the following charges: a) a $13,871 impairment charge recorded in connection with the planned sale of Jahn Foundry, which decreased net income by $1.80 per share (Note
          3) ; b) a $1,610 impairment charge recorded in connection with the closure of Empire, which decreased net income by $0.21 per share (Note
          2); c) a $2,658 impairment charge recorded in connection with the planned sale of LA Die Casting, which decreased net income by $0.35 per share (Note 3).


16.  EMPLOYEE BENEFIT PLANS

     The Company sponsors separate defined benefit pension plans for certain of its salaried and hourly employees. Employees are eligible to participate on the date of employment with vesting after five years of service. Benefits for hourly employees are determined based on years of credited service and employee earnings.

     Pension expense for the defined benefit plans is presented below:


                                                  1999           2000            2001
     Service costs                              $ 7,734         $ 6,824        $ 6,055
     Interest costs                              14,980          15,376         15,579
     Actual return on net assets                (15,272)        (40,543)        21,265
     Net deferral items                          (3,012)         22,269        (41,172)
                                                -------        --------        --------

                                                $ 4,430         $ 3,926        $ 1,727
                                                =======         =======        =======


     The pension plans' assets (primarily U.S. Government securities, common stock and corporate bonds) are deposited with a bank. A comparison of the projected benefit obligation and plan assets at fair value as of June 30, 2000 and 2001 is presented below.


                                                             2000                          2001
                                              -------------------------------- ----------------------------
                                                  ASSETS       ACCUMULATED        ASSETS        ACCUMULATED
                                                  EXCEED         BENEFITS         EXCEED         BENEFITS
                                                ACCUMULATED       EXCEED        ACCUMULATED       EXCEED
                                                 BENEFITS         ASSETS          BENEFITS         ASSETS
CHANGE IN PROJECTED BENEFIT OBLIGATION

Projected benefit obligation at
  beginning of year                              $(230,530)      $(10,983)         $(224,295)      $(27,938)
Service cost                                        (6,496)          (328)            (5,519)          (536)
Interest cost                                      (14,613)          (763)           (13,439)        (2,140)
Curtailments                                                                                            934
Actuarial (loss) gain                               (3,196)         1,116             21,439         (1,912)
Plan amendments
Foreign currency exchange rate
  changes                                            8,093              8             13,049             26
Participant contributions                           (1,739)                           (1,559)
Benefits paid                                        6,707            491              6,968          1,522
                                                 ---------       --------          ---------       --------
Projected benefit obligation at end
  of year                                         (241,774)       (10,459)          (203,356)       (30,044)
                                                 ---------       --------          ---------       --------
CHANGE IN PLAN ASSETS

Fair value of plan assets at
  beginning of year                                235,859          8,323            249,374         25,031
Actual return on plan assets                        39,967            576            (22,329)         1,064
Participant contributions                            1,739                             1,559
Employer contribution                                3,750            389              2,869          1,702
Foreign currency exchange rate
  changes                                           (8,993)            (7)           (14,893)           (23)
Benefits paid                                       (6,707)          (491)            (6,968)        (1,522)
                                                 ---------       --------          ---------       --------
Fair value of plan assets at end of
  year                                             265,615          8,790            209,612         26,252
Plan assets in excess (deficiency) of
  projected benefit obligation                      23,841         (1,669)             6,256         (3,792)
Unrecognized prior service costs                       426            600                403            452
Unrecognized net obligation                            132           (161)                57           (100)
Unrecognized net (gain)/loss                       (17,015)          (663)             3,775          1,204
Additional liability                                                 (122)                             (887)
                                                 ---------       --------          ---------       --------

Accrued pension asset (liability)                 $  7,384       $ (2,015)         $ 10,491        $ (3,123)
                                                 =========       ========          ========        ========
THE ACTUARIAL VALUATION WAS PREPARED
 ASSUMING:
  Discount rate                                     7.75 %                            7.25 %
  Expected long-term rate of return
    on plan assets                                  9.00 %                            9.00 %
  Salary increases per year                         5.00 %                            5.00 %


     In accordance with SFAS No. 87, "EMPLOYERS' ACCOUNTING FOR PENSIONS", the Company has recorded an additional minimum pension liability for underfunded plans of $122 and $887 at June 30, 2000 and 2001, respectively, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. A corresponding amount is recognized as an intangible asset except to the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligation, in which case the increase in liabilities is charged directly to stockholders' equity as a component of other comprehensive income.

     In addition, the Company sponsors a defined contribution 401(k) benefit plan covering certain of its employees who have attained age 21 and have completed one year of service. The Company matches 75% of employee contributions up to 8% of an employee's salary. Employees vest in the Company matching contributions after five years. The Company's contribution was $519, $1,387 and $1,230 for the years ended June 30, 1999, 2000 and 2001, respectively.

     The Company's subsidiaries, Prospect Foundry, LA Die Casting and Jahn Foundry contributed $302, $320 and $256 for the years ended June 30, 1999, 2000 and 2001, respectively, to multiemployer pension plans for employees covered by a collective bargaining agreement. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Information with respect to the Company's proportionate share of the excess of the actuarially computed value of vested benefits over the total of the pension plans' net assets is not available from the plans' administrators. The Multiemployer Pension Plan Amendments Act of 1980 (the "Act") significantly increased the pension responsibilities of participating employers. Under the provisions of the Act, if the plans terminate or the Company withdraws, the Company may be subject to a substantial "withdrawal liability". As of the date of the most current unaudited information submitted by the plan's administrators (December 31, 2000), no withdrawal liabilities exist.

     The Company also has various other profit sharing plans. Costs of such plans charged against earnings were $1,234, $907 and $862 for the years ended June 30, 1999, 2000 and 2001, respectively.


17.  POSTRETIREMENT OBLIGATION OTHER THAN PENSIONS

     The Company provides certain health care and life insurance benefits to certain of its retired employees. SFAS No. 106, "EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS," requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company funds these benefits on a pay-as-you-go basis. The accumulated postretirement benefit obligation and fair value of plan assets as of June 30, 2000 and 2001 are as follows:


                                                                        2000          2001
     CHANGE IN ACCUMULATED POSTRETIREMENT BENEFIT
      OBLIGATION

     Accumulated postretirement benefit obligation
      at beginning of year                                             $ 9,864       $11,171
     Service cost                                                          516           552
     Interest cost                                                         744           876
     Actuarial loss                                                        371         1,892
     Benefits paid                                                        (324)         (529)
                                                                       -------       -------

     Accumulated postretirement benefit obligation                      11,171        13,962
     Plan assets
                                                                       -------       -------
     Accumulated postretirement benefit obligation
      in excess of plan assets                                          11,171        13,962
     Unrecognized net loss                                              (2,555)       (4,331)
     Unrecognized prior service cost                                       583           451
                                                                       -------       -------

     Accrued postretirement obligation                                 $ 9,199       $10,082
                                                                       =======       =======

     Net postretirement benefit cost for the years ended June 30, 1999, 2000 and 2001 consisted of the following components:


                                                                1999        2000       2001
     Service cost - benefits earned during the year            $  480       $  516     $  552
     Interest cost on accumulated benefit obligation              643          744        876
     Amortization of prior service cost                          (132)        (132)      (132)
     Amortization of loss                                         138          116        116
                                                               ------       ------     ------

                                                               $1,129       $1,244     $1,412
                                                               ======       ======     ======

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for pre-age 65 and post-age 65 benefits as of June 30, 2001 was 9.14% decreasing each successive year until it reaches 5.25% in 2021, after which it remains constant. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of June 30, 2001 by approximately $2,064 (14.8%) and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year then ended by approximately $239 (16.7%). A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of June 30,


     2001 by approximately $1,662 (11.9%) and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year then ended by approximately $190 (13.3%). The assumed discount rates used in determining the accumulated postretirement benefit obligation, the service costs and interest costs as of and for the years ended June 30, 1999, 2000 and 2001 were 7.5%, 8.0% and 7.25%, respectively.

18.  OPERATING LEASES

     The Company leases certain buildings, equipment, automobiles and trucks, all accounted for as operating leases, on an as needed basis to fulfill general purposes. Total rental expense was $1,675, $3,862 and $5,462 for the years ended June 30, 1999, 2000 and 2001, respectively. Long-term, noncancellable operating leases having an initial or remaining term in excess of one year require minimum rental payments as follows:


     2002                                                         $5,943
     2003                                                          5,359
     2004                                                          4,594
     2005                                                          4,117
     2006                                                          3,086
     Thereafter                                                    2,646

19.  MAJOR CUSTOMERS

     Net sales to and customer accounts receivable from major customers are as follows:


                                                          AMOUNT OF NET SALES
                                                  1999            2000            2001
     Customer A                                  $25,219         $24,826         $23,507
     Customer B                                   53,276          46,677          49,626
                                                 -------         -------         -------

                                                 $78,495         $71,503         $73,133
                                                 =======         =======         =======


                                                              CUSTOMER
                                                              ACCOUNTS
                                                             RECEIVABLE
                                                       ---------------------
                                                         2000           2001
     Customer A                                         $ 2,916        $  970
     Customer B                                           4,191         5,418
                                                        -------        ------

                                                        $ 7,107        $6,388
                                                        =======        ======

20.  SEGMENT AND GEOGRAPHIC INFORMATION

     Each of the Company's subsidiaries and its Atchison Steel Casting & Machining division is a separate operating segment. Due to the similarity of the Company's products and services, its production processes, the type or class of customer for its products and services, and the methods used to distribute products and provide services, the Company has aggregated these operating segments into a single


                                     -F-38-
     reportable segment for reporting purposes. Due to the many casting products produced by the Company, it is not practicable to disclose revenues by casting or forging product.

     The Company operates in four countries, the United States, Great Britain, Canada and France. Revenues from external customers derived from operations in each of these countries for the years ended June 30, 1999, 2000 and 2001 are as follows and long-lived assets located in each of these countries as of June 30, 2000 and 2001 are as follows:


                                                    REVENUES
                  --------------------------------------------------------------------------
                      UNITED          GREAT
                      STATES         BRITAIN        CANADA         FRANCE        TOTAL
1999                 $295,537        $132,154       $45,178        $ 4,536      $477,405
2000                  289,010         114,183        40,238         17,706       461,137
2001                  261,895         107,596        41,258         17,401       428,150


                                              LONG-LIVED ASSETS
                  --------------------------------------------------------------------------
                      UNITED          GREAT
                      STATES         BRITAIN        CANADA         FRANCE        TOTAL
2000                 $122,994       $29,854        $21,026        $ 678         $174,552
2001                   99,903        29,474         19,989        1,048          150,414

21.  ADDITIONAL CASH FLOWS INFORMATION


                                                                      1999          2000          2001
Cash paid during the year for:
  Interest                                                           $8,235       $9,398        $11,562
  Income taxes                                                        5,751           56
Supplemental schedule of noncash investing and financing
  activities:
  Recording of other asset related to pension liability                 421          706           (765)
  Recording of additional pension liability                            (421)        (706)           765

22.  FLOOD RESERVE

     In 1996, the Company received an insurance settlement for losses incurred as a result of the July 1993 Missouri River flood. At that time the Company established a reserve to be used for future repairs due to long-term flood damage to the Company's foundry. Since that time the Company has been charging the reserve balance for costs incurred resulting from those repairs.

     During 1999, management updated its analysis of the required repairs by performing its periodic re-evaluation of the effects of the flood based on current information. As a result, management committed to a revised repair plan, which included several remaining projects. These projects and their final estimated costs to complete represent the remaining flood reserve balance that is considered necessary. The amount of the reserve balance, over and above the estimated costs of such identified projects, was considered to be excess and was reversed. Such excess amounted to $3,500 and was included in other income in the fourth quarter of fiscal year 1999. Any future repairs outside the scope of the projects identified, if any, will be


                                     -F-39-
     charged to repairs and maintenance as incurred. As of June 30, 2000 and 2001, the Company has $645 and $597 recorded, respectively, as reserves for future flood repairs, which have been classified as accrued expenses.

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

     As a result of the above settlement, the Company recorded a non-recurring gain of $10.9 million in the second quarter of fiscal 2001, which consisted of $3.7 million business interruption insurance gain and a $7.2 million property insurance gain. The property insurance gain primarily represents the difference between the net proceeds received for the property damage and the property's net book value immediately before the accident. These net proceeds were used to rebuild the damaged property and were accounted for as capital expenditures.

     A civil action has commenced in the Massachusetts Superior State Court on behalf of the estates of deceased workers, their families, injured workers and their families, against the supplier of a chemical compound used in Jahn Foundry's manufacturing process. The supplier of the chemical compound, Borden Chemical, Inc., filed a Third Party Complaint against Jahn Foundry in the Massachusetts Superior State Court on February 2, 2000 seeking indemnity for any liability it has to the plaintiffs in the civil action. The Company's comprehensive general liability insurance carrier has retained counsel on behalf of Jahn Foundry and the Company and is aggressively defending Jahn Foundry in the Third Party Complaint. It is too early to assess the potential liability to Jahn Foundry for the Third Party Complaint, which in any event the Jahn Foundry would aggressively defend. In addition, Jahn Foundry has brought a


                                     -F-40-

     Third Party Counterclaim against Borden and the independent sales representative of the chemical compound, J.R. Oldhan Company, seeking compensation for losses sustained in the explosion, including amounts covered by insurance.

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

     On March 30, 2001, the plaintiffs amended their complaint by adding the Company as a third party defendant. The plaintiffs allege that the Company undertook a duty to oversee industrial hygiene, safety and maintenance at Jahn Foundry and that the Company's carelessness, negligence or gross negligence caused the explosion and resulting injuries. The plaintiffs seek an unspecified amount of damages and punitive damages. It is too early to assess the potential liability to the Company for such claims, which in any event the Company would aggressively defend. The Company has filed a cross-claim for contribution against Borden and J.R. Oldhan.

     The Company, its chief executive officer, and its chief financial officer were named as defendants in five lawsuits filed following the Company's announcements concerning the discovery of accounting irregularities at the Pennsylvania Foundry Group. The cases have been consolidated before the U.S. District Court for the District of Kansas. An amended complaint filed after the consolidation alleges, among other things, that the defendants intentionally or recklessly issued materially false and misleading financial statements in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. That complaint seeks certification of a class of purchasers of the company's common stock between December 10, 1997 and November 3, 2000 and asks for damages for the class in an unspecified amount. Discovery has been stayed pending the resolution of the defendant's motion to dismiss the amended complaint. The Company believes the claims are without merit and intends to defend them vigorously. There can be no assurance, however, that an adverse outcome with respect to the case will not have a material adverse impact on the Company's financial condition, results of operations or cash flows.

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


                                     -F-41-

24.  FINANCIAL RESULTS AND MANAGEMENT PLANS

     In fiscal 2000 and fiscal 2001, the Company incurred pre-tax losses of $27.6 million ($11.2 million excluding impairment charges of $16.4 million) and $34.5 million ($16.4 million excluding impairment charges of $18.1 million), respectively, and, has not been in compliance with certain financial covenants included in its debt agreements (See Note 10). At June 30, 2001, the Company had a deficiency in working capital of $52,925. These conditions have continued subsequent to June 30, 2001.

     To address these conditions, management has taken or is in the process of taking the following actions:

     OPERATIONS

     As discussed in Note 2, the Company has closed three unprofitable foundries during fiscal 2001 and is in the process of closing a fourth. Operations from these four foundries have been a major factor in the Company's pre-tax losses, producing combined pre-tax losses of $32.7 million ($16.3 million before impairment charges of $16.4 million) and $17.1 million ($15.5 million before impairment charges of $1.6 million) in fiscal 2000 and fiscal 2001, respectively. Management believes it can continue to transfer a significant portion of the work previously performed by these locations to other foundries, thereby increasing the utilization and profitability of these other foundries.

     PLANNED SALE OF OPERATIONS

     Jahn Foundry has been unable to achieve the productivity and earnings levels experienced prior to the industrial accident that occurred there on February 25, 1999 (Note 23). Jahn Foundry had pre-tax losses of $187 (after insurance payments) and $7.0 million ($4.0 million excluding an impairment charge of $13.9 million and a non-recurring gain of $10.9 million relating to insurance claims resulting from the industrial accident at Jahn Foundry on February 25, 1999) in fiscal 2000 and fiscal 2001, respectively. To improve operating results, Jahn Foundry began focusing on 1) only one type of molding process, transferring work requiring a different process to G&C and La Grange and 2) a smaller number of key customers, with a significantly reduced workforce. While Jahn Foundry has made some gradual improvement as a result of these actions, the Company has decided to try to sell Jahn Foundry. The Company is negotiating the sale of substantially all of the assets of Jahn Foundry (Note 3). If a definitive agreement is executed and consummated, it is expected this transaction would close during the second quarter of fiscal 2002.

     The Company is negotiating the sale of substantially all of the assets of LA Die Casting (Note 3). If consummated, it is expected that this transaction would close during the second quarter of fiscal 2002. LA Die Casting recorded pre-tax income of $488 and $64 (excluding an impairment charge of $2.7 million) for fiscal 2000 and fiscal 2001, respectively.

     OTHER ACTIONS

     Management continues to pursue new or revised long-term debt arrangements with terms and covenants acceptable to the Company and to the lenders. As discussed in Note 10, over the past few years the Company has successfully negotiated with its lenders to obtain waivers for violations of various covenants of its loan agreements, and the lenders have demonstrated a history of working with the Company in providing an adequate credit facility to meet its ongoing needs, and the Company currently has forbearance agreements which expire September 30, 2001 and October 12, 2001. The Company believes that its operating cash flow and amounts available for borrowing under its existing credit facility and the


                                     -F-42-

     Facility Agreement will be adequate to fund its capital expenditure and working capital requirements through June 2002.

     On September 17, 2001, the Company's 95% owned U.K. subsidiary, ACUK, entered into a new financing agreement with Burdale Financial Limited, an affiliate of Congress Financial Corporation (Note 10). This 25 million British pound (approximately $35 million U.S.) facility will provide additional working capital to fund future growth. The purpose of the facility is to fund working capital requirements at Sheffield, a subsidiary of ACUK, as well as up to 1.0 million British pounds in working capital funds at the Company's subsidiary in France, Autun. It also provided for up to $9 million additional working capital funds in North America if certain conditions are met.

     Management believes, however, that certain of the existing loan arrangements will need to be revised or replaced to provide the Company with additional borrowing capacity and with financial covenants within such arrangements that are achievable by the Company. Management is currently in negotiations with various financial institutions to extend, renegotiate or replace the current credit agreements with a long-term credit facility, but there can be no assurance that management will be successful in these negotiations.

                                  * * * * * *


                                     -F-43