Form 10-Q
period 2001-09-30
ATCHISON CASTING CORP
filed 2001-11-13
CIK 911115

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                            -------------------------

Commission File Number 1-12541

                          Atchison Casting Corporation
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Kansas                                     48-1156578
  -----------------------------------                 ----------------------
   (State of other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

  400 South Fourth Street, Atchison, Kansas                   66002
------------------------------------------------       --------------------
  (Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number, including area code) (913) 367-2121

                                 Not Applicable
--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

                          ----------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements from the past 90 days. Yes |X| No |_|

There were 7,723,031 shares of common stock, $.01 par value per share, outstanding on November 13, 2001

                                     PART I

ITEM 1. Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                                            September 30,   June 30,
                                                                2001          2001
                                                              --------      --------

                               ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                 $  2,561      $  1,329
    Customer accounts receivable, net of allowance for
      doubtful accounts of $1,254 and $845, respectively        77,848        83,010
    Inventories                                                 59,782        58,617
    Deferred income taxes                                        1,602         1,345
    Other current assets                                        10,066        10,437

                                                              --------      --------
             Total current assets                              151,859       154,738

PROPERTY, PLANT AND EQUIPMENT, Net                             111,856       113,009

INTANGIBLE ASSETS, Net                                          23,752        24,362

DEFERRED FINANCING COSTS, Net                                    1,629           721

OTHER ASSETS                                                    13,572        13,043

                                                              --------      --------
TOTAL                                                         $302,668      $305,873
                                                              ========      ========

                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                                   (Unaudited)
                        (In thousands, except share data)

                                                                         September 30,     June 30,
                                                                             2001            2000
                                                                           ---------       ---------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                       $  52,667       $  58,392
    Accrued expenses                                                          33,044          34,377
    Current maturities of long-term obligations                              110,606         114,894

                                                                           ---------       ---------
           Total current liabilities                                         196,317         207,663

LONG-TERM OBLIGATIONS                                                         18,001           6,648

DEFERRED INCOME TAXES                                                          3,370           3,460

OTHER LONG-TERM OBLIGATIONS                                                      778             898

EXCESS OF FAIR VALUE OF ACQUIRED NET ASSETS
     OVER COST, Net of accumulated amortization of $4,240
     and $3,577, respectively                                                  2,312           2,543

POSTRETIREMENT OBLIGATION OTHER THAN PENSION                                  10,325          10,082

MINORITY INTEREST IN SUBSIDIARIES                                              1,866           1,890

                                                                           ---------       ---------
           Total liabilities                                                 232,969         233,184

STOCKHOLDERS' EQUITY:

     Preferred stock, $.01 par value, 2,000,000
       authorized shares; no shares issued and outstanding                        --              --

     Common stock, $.01 par value, 19,300,000
       authorized shares; 8,312,049 shares issued                                 83              83

     Class A common stock (non-voting), $.01 par value, 700,000 authorized shares; no shares issued and
       outstanding                                                                --              --

     Additional paid-in capital                                               81,613          81,517

     Retained earnings                                                         1,380           5,863

     Accumulated other comprehensive loss                                     (7,329)         (8,726)
                                                                           ---------       ---------
                                                                              75,747          78,737
     Less shares held in treasury:
       Common stock, 589,018 and 622,702 shares,respectively, at cost         (6,048)         (6,048)

                                                                           ---------       ---------
           Total stockholders' equity                                         69,699          72,689

                                                                           ---------       ---------
TOTAL                                                                      $ 302,668       $ 305,873
                                                                           =========       =========

                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                       (In thousands, except share data)

                                                            Three Months Ended
                                                               September 30,
                                                          2001              2000
                                                      -----------       -----------
NET SALES                                             $    99,614       $    99,208

COST OF GOODS SOLD                                         92,189            95,208

                                                      -----------       -----------
GROSS PROFIT                                                7,425             4,000

OPERATING EXPENSES:

  Selling, general and administrative                       9,187             9,429

  Amortization of intangibles                                 (94)              (68)

                                                      -----------       -----------
     Total operating expenses                               9,093             9,361

                                                      -----------       -----------
OPERATING LOSS                                             (1,668)           (5,361)

INTEREST EXPENSE                                            2,662             2,605

MINORITY INTEREST IN NET LOSS                                 (28)              (12)
  OF SUBSIDIARIES

                                                      -----------       -----------
LOSS BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE               (4,302)           (7,954)

INCOME TAX EXPENSE (BENEFIT)                                  181            (2,634)

                                                      -----------       -----------
LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE
  IN ACCOUNTING PRINCIPLE                                  (4,483)           (5,320)

CUMULATIVE EFFECT ON PRIOR YEARS OF A
  CHANGE IN ACCOUNTING FOR DERIVATIVE
  FINANCIAL INSTRUMENTS, NET OF $364 TAX BENEFIT                               (546)

                                                      -----------       -----------
NET LOSS                                                  ($4,483)          ($5,866)
                                                      ===========       ===========

LOSS PER SHARE - BASIC AND DILUTED:

  LOSS BEFORE CUMULATIVE EFFECT OF A
    CHANGE IN ACCOUNTING PRINCIPLE                         ($0.58)           ($0.69)

  CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
     FOR DERIVATIVE FINANCIAL INSTRUMENTS                      --             (0.07)

                                                      -----------       -----------
  NET LOSS                                                 ($0.58)           ($0.76)
                                                      ===========       ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES USED IN CALCULATION:

    BASIC                                               7,697,037         7,673,449
                                                      ===========       ===========

    DILUTED                                             7,697,037         7,673,449
                                                      ===========       ===========

                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)
                                 (In Thousands)

                                                  Three Months Ended
                                                    September 30,
                                                 2001           2000
                                                -------       -------
NET LOSS                                        ($4,483)      ($5,866)

OTHER COMPREHENSIVE INCOME (LOSS):

  Foreign currency translation adjustments        1,397        (2,484)

                                                -------       -------
OTHER COMPREHENSIVE LOSS                        ($3,086)      ($8,350)
                                                =======       =======

                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                 (In Thousands)

                                                                           Three Months Ended
                                                                              September 30,
                                                                           2001          2000
                                                                          -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                             ($4,483)      ($5,866)

     Adjustments to reconcile net income to net cash from operating activities:
          Depreciation and amortization                                     2,624         3,071
          Minority interest in net loss of subsidiaries                       (28)          (21)
          Gain on disposal of capital assets                                  (28)         (354)
          Deferred income taxes                                                (9)         (571)
          Changes in assets and liabilities:
            Receivables                                                     6,468         5,641
            Inventories                                                      (299)           66
            Other current assets                                              579        (1,550)
            Accounts payable                                               (6,612)        4,033
            Accrued expenses                                               (1,901)       (3,570)
            Postretirement obligation other
              than pension                                                    243           223
            Other                                                            (333)         (688)

                                                                          -------       -------
                     Cash (used in) provided by operating activities       (3,779)          414
                                                                          -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                  (1,131)       (4,644)
     Proceeds from sale of capital assets                                     125           731

                                                                          -------       -------
                     Cash used in investing activities                     (1,006)       (3,913)
                                                                          -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock, net of costs                      96            57
     Payments on long-term obligations                                     (3,072)       (3,800)
     Capitalized financing costs paid                                      (1,015)          (78)
     Net borrowings under revolving loan notes                              9,977         7,828

                                                                          -------       -------
                     Cash provided by financing activities                  5,986         4,007

EFFECT OF EXCHANGE RATE ON CASH                                                31          (138)

                                                                          -------       -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                 $ 1,232       $   370

CASH AND CASH EQUIVALENTS, Beginning of period                              1,329         3,815

                                                                          -------       -------
CASH AND CASH EQUIVALENTS, End of period                                  $ 2,561       $ 4,185
                                                                          =======       =======

                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Accounting Policies and Basis of Presentation

      The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended June 30, 2001, as included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

      The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

2.    Inventories

                                                           As of
                                                --------------------------
                                                Sept. 30,          June 30,
                                                  2001               2001
                                                  ----               ----
                                                        (Thousands)
      Raw materials                             $ 7,755            $ 7,587
      Work-in-process                            39,558             38,889
      Finished goods                              9,914             10,138
      Supplies                                    2,555              2,003
                                                -------            -------
                                                $59,782            $58,617
                                                =======            =======

3.    Income Taxes

      Income tax expense (benefit) consisted of:

                                                  Three Months Ended
                                                      Sept. 30,
                                               2001                 2000
                                                     (Thousands)
      Current:
           Domestic                           $    --             $(2,544)
           Foreign                                172                 117
                                              -------             -------
                                                  172              (2,427)

      Deferred:
           Domestic                                --                (472)
           Foreign                                  9                 (99)
                                              -------             -------
                                                    9                (571)

                                              -------             -------
      Total                                   $   181             $(2,998)
                                              =======             =======

4.    Supplemental Cash Flow Information

                                                      Three Months Ended
                                                           Sept. 30,
                                                      2001           2000
                                                          (Thousands)
      Cash paid during the period for:
           Interest                                  $ 2,703        $ 3,453
                                                     =======        =======
           Income Taxes                              $    --        $   196
                                                     =======        =======

5.    Earnings Per Share

      Following is a reconciliation of basic and diluted EPS for the three month period ended September 30, 2001 and 2000, respectively.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

                                                                 Weighted
                                                                  Average       Loss Per
                                                Net Loss           Shares         Share
                                              -----------       -----------    -----------
Basic EPS
  Loss available to
     common stockholders                      $(4,483,000)        7,697,037    $     (0.58)
Effect of Dilutive Securities:
   Options
                                              -----------       -----------    -----------
Diluted EPS                                   $(4,483,000)        7,697,037    $     (0.58)
                                              ===========       ===========    ===========

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                                 Weighted
                                                                  Average       Loss Per
                                                Net Loss           Shares         Share
                                              -----------       -----------    -----------
Basic EPS
  Loss before cumulative
     effect of a change in accounting
     principle available to common
     stockholders                             $(5,320,000)        7,673,449    $     (0.69)
  Cumulative effect on prior years (to
     June 30, 2000) of a change in
     accounting for derivative financial
     instruments, net of $364,000 tax
     benefit                                     (546,000)                           (0.07)
Effect of Dilutive Securities:
   Options
                                              -----------       -----------    -----------
Diluted EPS                                   $(5,866,000)        7,673,449    $     (0.76)
                                              ===========       ===========    ===========

6.    Derivative Instruments

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

      On September 30, 2000, the Company recorded its FX contracts at their fair value of approximately ($90,000). This resulted in a gain of approximately $820,000. Additionally, the translation of the foreign denominated trade receivables resulted in a decrease in the value of the receivables and the Company recorded a currency translation loss of approximately $270,000.

      On September 30, 2001, the Company recorded its FX Contracts at their fair value of approximately $504,000. This resulted in a gain of approximately $1.3 million. Additionally, the translation of the foreign denominated trade receivables resulted in a decrease in the value of the receivables and the Company recorded a currency translation loss of approximately $302,000.

7.    New Accounting Standards

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

8.    Pending Closures, Sales and Asset Impairments

      LA Die Casting

      The Company is negotiating the sale of substantially all of the assets of LA Die Casting, Inc. ("LA Die Casting"). Under the terms of the proposed agreement, the Company would receive approximately $4.5 million in cash in exchange for certain assets and the assumption of certain liabilities by the buyer, subject to certain post-closing adjustments. There can be no assurance that a definitive agreement will ultimately be executed. If executed and consummated, it is anticipated that this transaction would close during the second quarter of fiscal 2002.

      In the fourth quarter of fiscal 2001, the Company recognized an impairment charge of $2.7 million to write-down the carrying value of the intangible assets at LA Die Casting to the Company's estimate of fair value. Prior to the impairment charge, the intangible assets had a carrying value of $3.5 million. For the first quarter of fiscal years 2001 and 2002, LA Die Casting recorded net sales of $2.5 million and $1.9 million, respectively, and net income (loss) of $47,000 and $(24,000), respectively. Jahn Foundry

      The Company is negotiating the sale of substantially all of the assets of Jahn Foundry Corp. ("Jahn Foundry"). Under the terms of the proposed agreement, the Company would receive approximately $500,000 in cash, $500,000 minority ownership position in the buyer and $1.0 million principal amount over ten years in exchange for certain assets and the assumption of certain liabilities by the buyer, subject to certain post-closing adjustments. There can be no assurance that a definitive agreement will ultimately be executed. If executed and consummated, it is anticipated that this transaction would close during the second quarter of fiscal 2002.

      In the fourth quarter of fiscal 2001, the Company recognized an impairment charge of $13.9 million to write-down the carrying value of the fixed assets at Jahn Foundry to the Company's estimate of fair value. Prior to the impairment charge, the fixed assets had a carrying value of $15.9 million. For the first quarter of fiscal years 2001 and 2002, Jahn Foundry recorded net sales of $2.1 million and $1.6 million, respectively, and net losses of $723,000 and $383,000, respectively.

      Empire Steel

      Following continued losses in fiscal 2001, the Company announced, on August 31, 2001, plans to close Empire Steel Castings, Inc. ("Empire"). Accordingly, the carrying values of Empire's fixed assets were written down to the Company's estimates of fair value, which was based on discounted future cash flows. The resulting impairment charge of $1.6 million to reduce the carrying value of these fixed assets was recorded in the fourth quarter ended June 30, 2001. Actual results could vary significantly from such estimates. Prior to the impairment charge, these assets had a carrying value of $2.6 million. The Company plans to close Empire by November 30, 2001, and transfer as much work as possible to other locations. For the first quarter of fiscal years 2001 and 2002, Empire recorded net sales of $2.3 million and $2.2 million, respectively, and net losses of $681,000 and $481,000, respectively.

      In addition to the long-lived asset impairment, the Company will recognize certain other exit costs associated with the closure of Empire in fiscal 2002 related to employee termination costs. The Company will terminate approximately 130 employees and will recognize a charge for severance benefits of approximately $89,000 in the quarter ending December 31, 2001.

9.    Contingencies

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

10.   Loan Amendments

      In September 2001, the Company and its revolving credit lenders entered into the Eleventh Amendment and Forbearance Agreement to the Amended and Restated Credit Agreement (the "Credit Agreement"). The Eleventh Amendment, as amended, provides that, among other things, these lenders will forbear from enforcing their rights with respect to certain existing defaults through November 20, 2001. This amendment also allowed Atchison Casting UK Limited ("ACUK"), a subsidiary of the Company, to enter into a new financing agreement (the "Facility Agreement") with Burdale Financial Limited ("Burdale"), an affiliate of Congress Financial Corporation, a portion of which will reduce the lenders' commitments thereunder. At September 30, 2001 the Company had fully utilized its revolving credit facility under the Credit Agreement.

      In September, 2001, the Company and the insurance company holding the senior notes (the "Notes") entered into the Eighth Amendment and Forbearance Agreement to the Note Purchase Agreement (the "Note Purchase Agreement"). The Eighth Amendment, as amended, provides that, among other things, the Noteholder will forbear from enforcing its rights with respect to certain existing defaults through November 20, 2001. This amendment also allows ACUK to enter the Facility Agreement, a portion of which will be used to reduce the principal amount of the Notes.

      In September 2001, ACUK and Burdale Financial Limited entered into the Facility Agreement. This Facility Agreement provides for a facility of up to 25 million British pounds (approximately $35 million US), subject to certain eligibility calculations, to be used to fund working capital requirements at Sheffield, a subsidiary of ACUK, and up to $1.0 million British pounds for working capital at Fonderie d'Autun ("Autun"), the Company's subsidiary in France. In addition, the Facility Agreement will provide security for Sheffield's foreign currency exchange contracts and performance bond commitments, repay $5.0 million of intercompany working capital loans and may provide for a loan of up to $9.0 million of additional working capital funds in North America, subject to availability and other restrictions in the U.K. This facility matures on September 17, 2004 and is secured by substantially all of Sheffield's assets in the U.K. Loans under this Facility Agreement will bear interest at LIBOR plus 2.60%. As of September 30, 2001, ACUK had drawn $11.4 million under the Facility Agreement, and there was approximately $600,000 available for borrowing.

      The Company is currently negotiating with new and existing lenders to extend its current arrangements while it attempts to establish a new credit facility with covenants that the Company believes it will be able to satisfy and additional borrowing capacity.

11.   Financial Results and Management's Plans

      In fiscal 2001, the Company incurred a pre-tax loss of $34.5 million ($16.4 million excluding impairments charges of $18.1 million) and, as of September 30, 2001, the Company was not in compliance with certain financial covenants included in its debt agreements (See Note 10). These conditions have continued through September 30, 2001.

      To address these conditions, management has taken or is in the process of taking the following actions:

      Operations

      The Company closed three unprofitable foundries during fiscal 2001 and is in the process of closing a fourth. Operations from these four foundries have been a major factor in the Company's pre-tax losses, producing combined pretax losses in fiscal 2001 of $17.1 million ($15.5 million before impairment charges of $1.6 million). Management believes it can continue to transfer a significant portion of the work previously performed by these locations to other foundries, thereby increasing the utilization and profitability of these other foundries.

      Planned Sale of Operations

      Jahn Foundry has been unable to achieve the productivity and earnings levels experienced prior to the industrial accident that occurred there on February 25, 1999 (Note 9). Jahn Foundry had pre-tax losses of $7.0 million ($4.0 million excluding an impairment charge of $13.9 million and a non-recurring gain of $10.9 million relating to insurance claims resulting from the industrial accident at Jahn Foundry on February 25,
      1999) in fiscal 2001. To improve operating results, Jahn Foundry began focusing on 1) only one type of molding process, transferring work requiring a different process to The G&C Foundry Company ("G & C") and La Grange Foundry Inc. ("La Grange") and 2) a smaller number of key customers, with a significantly reduced workforce. While Jahn Foundry has made some gradual improvement as a result of these actions, the Company has decided to try to sell Jahn Foundry. The Company is negotiating the sale of substantially all of the assets of Jahn Foundry (Note 8). If a definitive agreement is executed and consummated, it is expected this transaction would close during the second quarter of fiscal 2002.

      The Company is negotiating the sale of substantially all of the assets of LA Die Casting (Note 8). If a definitive agreement is executed and consummated, it is expected that this transaction would close during the second quarter of fiscal 2002. LA Die Casting recorded pre-tax income of $64,000 (excluding an impairment charge of $2.7 million) for fiscal 2001.

      Other Actions

      Management continues to pursue new or revised long-term debt arrangements with terms and covenants acceptable to the Company and to the lenders. As discussed in Note 10, over the past few years the Company has successfully negotiated with its lenders to obtain amendments, forbearances and waivers for violations of various covenants of its loan agreements, and the lenders have demonstrated a history of working with the Company in providing an adequate credit facility to meet its ongoing needs, and the Company currently has forbearance agreements which expire November 20, 2001. The Company believes that its operating cash flow and amounts available for borrowing under its existing credit facility and the Facility Agreement will be adequate to fund its capital expenditure and working capital requirements through June 2002.

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

ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

Net sales for the first quarter of fiscal 2002 were $99.6 million, representing an increase of $400,000, or 0.4%, from net sales of $99.2 million in the first quarter of fiscal 2001. The increase in net sales was due primarily to increases in net sales to the automotive, power generation, mining and steel markets, partially offset by decreases in sales to the rail and construction markets. Net sales of Sheffield Forgemasters Group Limited ("Sheffield") for the first quarter of fiscal 2002 increased $4.1 million from net sales in the first quarter of fiscal 2001. During fiscal 2001, the Company completed the closure of Claremont Foundry, Inc. ("Claremont"), PrimeCast, Inc. ("PrimeCast") and Pennsylvania Steel Foundry & Machine Company ("Pennsylvania Steel"). Net sales for the first quarter of fiscal 2001 for Claremont, PrimeCast and Pennsylvania Steel were $353,000, $4.6 million and $2.1 million, respectively. Much of Claremont's and Pennsylvania Steel's net sales were transferred to other Company locations. As PrimeCast was the Company's only foundry that could produce large iron castings, only a portion of PrimeCast's work was transferred to other operations of the Company.

Gross profit for the first quarter of fiscal 2002 increased $3.4 million, or 85.6%, to $7.4 million, or 7.5% of net sales, compared to $4.0 million, or 4.0% of net sales, for the first quarter of fiscal 2001. The increase in gross profit and gross profit as a percentage of net sales was primarily due to the elimination of the gross losses incurred at the operations closed during fiscal 2001, improved operations at the Company's Jahn Foundry subsidiary and increased sales and absorption of overhead at the Company's subsidiaries primarily serving the mining, automotive and power generation markets.

The gross losses at Claremont, PrimeCast and Pennsylvania Steel in the first quarter of fiscal 2002 decreased by $398,000, $1.2 million and $282,000, respectively, compared to gross losses of $398,000, $1.4 million and $352,000 in the first quarter of fiscal 2001. The gross loss at Jahn Foundry Corp. ("Jahn Foundry") in the first quarter of fiscal 2002 decreased $747,000, to a gross loss of $375,000, or 23.9% of net sales, compared to a gross loss of $1.1 million, or 54.5% of net sales, in the first quarter of fiscal 2001, reflecting improved operations following the start-up of the shell mold department, which had been shutdown following the industrial accident there in February 1999.

Selling, general and administrative expense ("SG&A") for the first quarter of fiscal 2002 was $9.2 million, or 9.2% of net sales, compared to $9.4 million, or 9.5% of net sales, in the first quarter of fiscal 2001. Included in SG&A in the first quarter of fiscal 2002 was a net gain of approximately $1.0 million to record the Company's foreign exchange contracts and related foreign denominated trade receivables at fair value (Note 6). Offsetting this gain were expenses of approximately $720,000 incurred by the Company in pursuing various options to refinance its bank credit facility. Included in SG&A in the first quarter of fiscal 2001 was a net gain of approximately $550,000 to record the Company's foreign exchange contracts and related foreign denominated trade receivables at fair value (Note 6). Offsetting this gain were expenses of approximately

$520,000 incurred by the Company in pursuing various options to refinance its bank credit facility.

The Company has recorded intangible assets, consisting of goodwill, in connection with certain of the Company's acquisitions. Amortization of these assets for the first quarter of fiscal 2002 was expense of $307,000, or 0.3% of net sales, as compared to $340,000, or 0.3% of net sales, in the first quarter of fiscal 2001. The Company has also recorded a liability, consisting of the excess of acquired net assets over cost ("negative goodwill"), in connection with the acquisition of Fonderie d'Autun ("Autun"). The amortization of negative goodwill was a credit to income in the first quarter of fiscal 2002 of $401,000, or 0.4% of net sales, as compared to $408,000, or 0.4% of net sales, in the first quarter of fiscal 2001.

Following continued losses in fiscal 2001, the Company announced, on August 31, 2001, plans to close Empire Steel Castings, Inc. ("Empire"). Accordingly, the carrying values of Empire Steel's fixed assets were written down to the Company's estimate of fair value, which was based on discounted future cash flows. The resulting impairment charge of $1.6 million to reduce the carrying value of these fixed assets was recorded in the fourth quarter ended June 30, 2001. Actual results could vary significantly from such estimates. Prior to the impairment charge, these assets had a carrying value of $2.6 million. The Company plans to close Empire Steel by November 30, 2001, and transfer as much work as possible to other Company locations. The Company will terminate approximately 130 employees and will recognize a charge for severance benefits of approximately $89,000 in the quarter ended December 31, 2001. For the first quarter of fiscal years 2001 and 2002, Empire recorded net sales of $2.3 million and $2.2 million, respectively, and net losses of $681,000 and $481,000, respectively.

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

In the fourth quarter of fiscal 2001, the Company recognized an impairment charge of $2.7 million to write-down the carrying value of the intangible assets at LA Die Casting to the Company's estimate of fair value. The Company considered its decision to realign its operations, resulting in its decision to dispose of LA Die Casting as the primary indicator of impairment. Prior to the impairment charge, the intangible assets had a carrying value of $3.5 million. For the first quarter of fiscal years 2001 and 2002, LA Die Casting recorded net sales of $2.5 million and $1.9 million, respectively, and net income (loss) of $47,000, and $(24,000), respectively.

The Company is negotiating the sale of substantially all of the assets of Jahn Foundry. Under the terms of the proposed agreement, the Company would receive approximately $500,000 in cash, $500,000 minority ownership position in the buyer and $1.0 million principal amount over ten years in exchange for certain assets and the assumption of up to approximately $4.0 million of certain liabilities by the buyer, subject to certain post-closing adjustments. There can be no assurance that a definitive agreement will ultimately be executed or consummated. If executed and consummated, it is anticipated that this transaction would close during the second quarter of fiscal 2002.

In the fourth quarter of fiscal 2001, the Company recognized an impairment charge of $13.9 million to write-down the carrying value of the fixed assets at Jahn Foundry to the Company's estimate of fair value. The Company considered its decision to realign its operations, resulting in its decision to dispose of Jahn Foundry as the primary indicator of impairment. Prior to the impairment charge, the fixed assets had a carrying value of $15.9 million. For the first quarter of fiscal years 2001 and 2002, Jahn Foundry recorded net sales of $2.1 million and $1.6 million, respectively, and net losses of $723,000 and $383,000, respectively.

Interest expense for the first quarter of fiscal 2002 was $2.7 million, or 2.7% of net sales, compared to $2.6 million or, 2.6% of net sales, in the first quarter of fiscal 2001. The interest expense primarily reflects higher average levels of outstanding indebtedness, offset by lower average interest rates.

The Company recorded income tax expense of $181,000 in the first quarter of fiscal 2002. Due to the Company's current income tax position, no income tax benefit was recorded in connection with the losses incurred. Income tax expense for the first quarter of fiscal 2001 reflected the combined federal, state and provincial statutory rate of approximately 33%.

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

As a result of the foregoing, the net loss for the first quarter of fiscal 2002 was $4.5 million compared to a net loss of $5.9 million for the first quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES:

Cash used in operating activities for the first three months of fiscal 2002 was $3.8 million, compared to cash provided by operations of $414,000 for the first three months of fiscal 2001. This change was primarily attributable to a reduction in trade payable balances through the first quarter of fiscal 2002.

Working capital was a negative $44.5 million at September 30, 2001, as compared to a negative $52.9 million at June 30, 2001. The change in working capital levels primarily reflect a reduction in trade payable balances and outstanding borrowings under the Company's revolving credit facilities. The working capital levels also reflect the classification of $99.6 million and $105.3 million of the Company's bank credit facility, term loan and senior notes with an insurance company as current at September 30, 2001 and June 30, 2001, respectively. The Company has not been in compliance with certain financial covenants under the Credit Agreement, Note Purchase Agreement and the GE Financing, as defined below, and, accordingly, such amounts have been classified as current liabilities.

During the first three months of fiscal 2002, the Company made capital expenditures of $1.1 million, as compared to $4.6 million for the first three months of fiscal 2001. Included in the first quarter of fiscal 2001 were capital expenditures of $2.8 million to rebuild the shell molding area and boiler room damaged in the industrial accident on February 25, 1999 at Jahn Foundry (see below). The balance of capital expenditures in both periods were used for routine projects at each of the Company's facilities.

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

The Credit Agreement, as amended, currently consists of a $75.5 million revolving credit facility, which is secured by substantially all of the Company's North American assets. In addition to the financial covenants, the Credit Agreement contains customary restrictions on, among other things, acquisitions, additional indebtedness, further investments in Autun and the use of net proceeds from the sale of assets (other than inventory), insurance settlements and other non-recurring items. Loans under this revolving credit facility bear interest at fluctuating rates of (1) the agent bank's corporate base rate plus 1.75 % (for loans up to $70 million less outstanding letters of credit) and the agent bank's corporate base rate plus 1.25% (for loans in excess of such amount).

At September 30, 2001, Notes with an aggregate principal amount of $11.2 million were outstanding with interest accruing at 10.19% per year. The Note Purchase Agreement provides for annual principal payments of $2.9 million, the most recent of which has not been paid. The Notes are secured by the same assets that secure the Credit

Agreement and contain similar restrictions to those described above under the Credit Agreement.

In September 2001, the Company entered into the Eleventh Amendment and Forbearance Agreement to the Credit Agreement and the Eighth Amendment and Forbearance Agreement to the Note Purchase Agreement. These amendments, as modified, provide that, among other things, these lenders will forbear from enforcing their rights with respect to certain existing defaults through November 20, 2001. These amendments also allowed ACUK to enter into the Facility Agreement.

At September 30, 2001, the balance of the term loan under the GE Financing was $29.2 million. This loan provides for monthly principal payments of $291,667 plus accrued interest. The GE Financing is secured by certain of the Company's fixed assets, real estate, equipment, furniture and fixtures located in Atchison, Kansas and St. Joseph, Missouri, matures in December 2004 and bears interest at a fixed rate of 9.05% per year. General Electric Capital Corporation has agreed to forbear from enforcing its rights with respect to certain events of default under the GE Financing through September 30, 2001.

In September 2001, ACUK, a subsidiary of the Company and its subsidiaries, and Burdale Financial Limited entered into the Facility Agreement. This Facility Agreement provides for a facility of up to 25 million British pounds (approximately $35 million US), subject to certain eligibility calculations, to be used to fund working capital requirements at Sheffield, a subsidiary of ACUK, and up to $1.0 million British pounds for working capital at Autun, the Company's subsidiary in France. In addition, the Facility Agreement provides security for Sheffield's foreign currency exchange contracts and performance bond commitments, repaid $5.0 million of an intercompany working capital loan ($1.1 million of which was paid to certain of the lenders as principal payments) and may provide for a loan of up to $9.0 million of some additional working capital funds in North America, subject to availability and other restrictions in the U.K. This facility matures on September 17, 2004 and is secured by substantially all of Sheffield's assets in the U.K. Loans under this Facility Agreement will bear interest at LIBOR plus 2.60%. As of September 30, 2001, ACUK had drawn $11.4 million under the Facility Agreement. The Company is currently in compliance with the covenants under the Facility Agreement.

The Company has been in default under the Credit Agreement, Note Purchase Agreement and the GE Financing. To date the lenders under the Credit Agreement and the Note Purchase Agreement have foregone their rights to accelerate their debt and foreclose on their collateral through November 20, 2001. Although the lenders have agreed not to accelerate their debt to date, there can be no assurance that they will not do so in the future if future defaults occur. During much of fiscal 2001 and to date in fiscal 2002, the Company borrowed the full amount of the revolving credit facility under the Credit Agreement and managed its cash position accordingly. To date, the Company has been able to meet its cash needs by traditional cash management procedures in addition to:
(1) the collection of tax refunds resulting from the operating losses at the Pennsylvania Foundry Group, (2) accelerated payments of receivables from certain longstanding customers from time to time, (3) the reduction of expenses after closing locations operating with a negative cash flow, and (4) recently, funds available through the Facility Agreement, particularly for its operations in the U.K. and

France. The Company is also seeking the recovery under various insurance policies for losses due to the accounting irregularities at the Pennsylvania Foundry Group and the industrial accident at Jahn Foundry. In addition, the Company is pursuing other responsible parties. There can be no assurance that such actions will be successful in recovering funds or that they will allow the Company to operate without additional borrowing capacity.

Compliance with certain financial covenants under the Credit Agreement, Note Purchase Agreement and the GE Financing is determined on a "trailing-twelve-month" basis. The results through September were below results needed to achieve compliance with these covenants under the Credit Agreement, Note Purchase Agreement and the GE Financing. Accordingly, the Company is currently negotiating with new and existing financial institutions to extend its current arrangements while it attempts to establish a new credit facility with covenants that the Company believes it will be able to satisfy and additional borrowing capacity. During the past several years, the Company has been able to negotiate operating flexibility with its lenders, although future success in achieving any such renegotiations or refinancings, or the specific terms thereof, including interest rates, capital expenditure limits or borrowing capacity, cannot be assured. The Company believes that its operating cash flow and amounts available for borrowing under its existing credit facility and the Facility Agreement will be adequate to fund its capital expenditure and working capital requirements through June 2002. However, the level of capital expenditure and working capital requirements may be greater than currently anticipated as a result of unforeseen expenditures such as compliance with environmental laws, the accident at Jahn Foundry, the investigation and related litigation in connection with the accounting irregularities at the Pennsylvania Foundry Group and substantially higher fuel costs that arose during this past winter, which could recur. In addition, future revenue may be negatively affected if the markets that the Company serves weaken as a result of terrorist activities on and after September 11, 2001 and any related military responses. If the Company fails to achieve compliance with the terms of its Credit Agreement or, in the absence of such compliance, if the Company fails to amend such financial covenants on terms favorable to the Company, the Company will continue to be in default under such covenants. Accordingly, the lenders could accelerate the debt under the Credit Agreement which, in turn, would permit acceleration of the Notes under the Note Purchase Agreement and the indebtedness under the GE Financing. If the lenders accelerate their indebtedness, there can be no assurance that the Company would be able to locate alternative sources of financing.

Total indebtedness of the Company at September 30, 2001 was $128.6 million, as compared to $121.5 million at June 30, 2001. This increase primarily reflects borrowings of $11.4 million under the Facility Agreement, primarily to fund working capital requirements at ACUK and Autun. At September 30, 2001 the Company had fully utilized its revolving credit facility under the Credit Agreement and there was approximately $600,000 available for borrowing under the Facility Agreement.

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

FORWARD-LOOKING STATEMENTS

The section entitled "Liquidity and Capital Resources" contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements such as "expects," "intends," "contemplating" and statements regarding quarterly fluctuations, statements regarding the adequacy of funding for capital expenditure and working capital requirements for the next twelve months and similar expressions that are not historical are forward-looking statements that involve risks and uncertainties. Such statements include the Company's expectations as to future performance. Among the factors that could cause actual results to differ materially from such forward-looking statements are the following: costs of closing foundries, success in selling Jahn Foundry and LA Die Casting, the impact that terrorist activities on and after

September 11, 2001 and any related military responses may have on the markets served by the Company, business conditions and the state of the general economy, particularly the capital goods industry, the strength of the U.S. dollar, British pound sterling and the Euro, interest rates, the Company's ability to renegotiate or refinance its lending arrangements, utility rates, the availability of labor, the successful conclusion of union contract negotiations, the results of any litigation arising out of the accident at Jahn Foundry, results of any litigation or regulatory proceedings arising from the accounting irregularities at the Pennsylvania Foundry Group, the competitive environment in the casting industry and changes in laws and regulations that govern the Company's business, particularly environmental regulations.

ITEM 3.

                          DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative information about market risk was addressed in Item 7A of the Company's Form 10-K for the fiscal year ended June 30, 2001.

The Company's primary interest rate exposures relate to its cash and short-term investments, fixed and variable rate debt and interest rate swaps, which are mainly exposed to changes in short-term interest rates (e.g. USD LIBOR). The potential loss in fair values is based on an immediate change in the net present values of the Company's interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% change in interest rates would have a material impact on the Company's earnings before income tax of approximately $300,000 and $200,000 in the first three months of fiscal 2001 and fiscal 2002, respectively.

The Company's exposure to fluctuations in currency rates against the British pound and Canadian dollar result from the Company's holdings in cash and short-term investments and its utilization of foreign currency forward exchange contracts to hedge customer receivables and firm commitments. The potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of the Company's currency exposures due to a 10% shift in exchange rates versus the British pound and Canadian dollar. The potential loss in cash flows and earnings is based on the change in cash flow and earnings over a one-year period resulting from an immediate 10% change in currency exchange rates versus the British pound and Canadian dollar. Based on the Company's holdings of financial instruments at June 30, 2001 and September 30, 2001, a hypothetical 10% depreciation in the British pound and the Canadian dollar versus all other currencies would have a material impact on the Company's earnings before income tax of approximately $500,000 and $1.2 million in the first three months of fiscal 2001 and fiscal 2002, respectively. The Company's analysis does not include the offsetting impact from its underlying hedged exposures (customer receivables and firm commitments). If the Company included these underlying hedged exposures in its sensitivity analysis, these exposures would substantially offset the financial impact of its foreign currency forward exchange contracts due to changes in currency rates.

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

      NOT APPLICABLE

ITEM 5 - Other Information

      NOT APPLICABLE

ITEM 6 - Exhibits and Reports of Form 8-K

      (A)   Exhibits

      (B)   Reports on Form 8-K

      The Company has filed a Form 8-K dated August 31, 2001. Items Reported

            Item 5. Other Events

                  Press Release announcing the Company's plans to close Empire Steel Castings, Inc.

            Item 7. Financial Statements and Exhibits.

                  Press Release dated August 31, 2001.

            The Company has filed a Form 8-K dated September 18, 2001. Items Reported

            Item 5. Other Events

                  Press Release announcing the completion of a new financing agreement between ACUK, a subsidiary of the Company, and Burdale Financial Limited.

            Item 7. Financial Statements and Exhibits.

Press Release dated September 18, 2001.

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

                                   Atchison Casting Corporation
                                   ----------------------------
                                           (Registrant)


DATE: November 13, 2001            /s/ HUGH H. AIKEN
                                   ---------------------------------------------
                                   Hugh H. Aiken, Chairman of the
                                   Board, President and Chief
                                   Executive Officer


DATE: November 13, 2001            /s/ KEVIN T. MCDERMED
                                   ---------------------------------------------
                                   Kevin T. McDermed, Vice
                                   President, Chief Financial Officer,
                                   Treasurer and Secretary