Form 10-Q
period 2001-12-31
ATCHISON CASTING CORP
filed 2002-02-13
CIK 911115

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2001 OR
/ /	TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-12541

Atchison Casting Corporation (Exact name of registrant as specified in its charter)
Kansas (State of other jurisdiction of incorporation or organization)	48-1156578 (I.R.S. Employer Identification No.)
400 South Fourth Street, Atchison, Kansas (Address of principal executive offices)	66002 (Zip Code)

(Registrant's telephone number, including area code) (913) 367-2121

Not Applicable (Former name, former address and former fiscal year, if changed since last report.)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements from the past 90 days. Yes X     No

There were 7,723,031 shares of common stock, $.01 par value per share, outstanding on February 13, 2002

ITEM 1. Financial Statements.

ATCHISON CASTING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	December 31, 2001	June 30, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,022	$1,329
Customer accounts receivable, net of allowance for doubtful accounts of $1,017 and $845, respectively	70,140	83,010
Inventories	60,752	58,617
Deferred income taxes	1,510	1,345
Other current assets	8,907	10,437

Total current assets	143,331	154,738
PROPERTY, PLANT AND EQUIPMENT, Net	108,058	113,009
INTANGIBLE ASSETS, Net	23,385	24,362
DEFERRED FINANCING COSTS, Net	1,748	721
OTHER ASSETS	14,404	13,043

TOTAL	$290,926	$305,873

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$50,642	$58,392
Accrued expenses	31,517	34,377
Current maturities of long-term obligations	108,656	114,894

Total current liabilities	190,815	207,663
LONG-TERM OBLIGATIONS	19,714	6,648
DEFERRED INCOME TAXES	3,352	3,460
OTHER LONG-TERM OBLIGATIONS	621	898
EXCESS OF FAIR VALUE OF ACQUIRED NET ASSETS OVER COST, Net of accumulated amortization of $4,527 and $3,577, respectively	1,854	2,543
POSTRETIREMENT OBLIGATION OTHER THAN PENSION	10,661	10,082
MINORITY INTEREST IN SUBSIDIARIES	1,115	1,890

Total liabilities	228,132	233,184
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 2,000,000 authorized shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, 19,300,000 authorized shares; 8,312,049 shares issued	83	83
Class A common stock (non-voting), $.01 par value, 700,000 authorized shares; no shares issued and outstanding	—	—
Additional paid-in capital	81,609	81,517
Retained earnings (deficit)	(4,312)	5,863
Accumulated other comprehensive loss	(8,538)	(8,726)

	68,842	78,737
Less shares held in treasury:
Common stock, 589,018 and 622,702 shares,respectively, at cost	(6,048)	(6,048)

Total stockholders' equity	62,794	72,689

TOTAL	$290,926	$305,873

See Notes to Consolidated Financial Statements.

ATCHISON CASTING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
NET SALES	$100,071	$105,809	$199,685	$205,017
COST OF GOODS SOLD	91,906	97,758	184,095	192,966

GROSS PROFIT	8,165	8,051	15,590	12,051
OPERATING EXPENSES:
Selling, general and administrative	10,900	12,228	20,087	21,657
Amortization of intangibles	(95)	(52)	(189)	(120)
Other income, net		(10,920)		(10,920)

Total operating expenses	10,805	1,256	19,898	10,617

OPERATING (LOSS) INCOME	(2,640)	6,795	(4,308)	1,434
INTEREST EXPENSE	2,887	2,945	5,549	5,550
MINORITY INTEREST IN NET INCOME (LOSS) OF SUBSIDIARIES	(10)	21	(38)	9

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	(5,517)	3,829	(9,819)	(4,125)
INCOME TAX EXPENSE (BENEFIT)	175	1,973	356	(661)

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	(5,692)	1,856	(10,175)	(3,464)
CUMULATIVE EFFECT ON PRIOR YEARS OF A CHANGE IN ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS, NET OF $364 TAX BENEFIT				(546)

NET INCOME (LOSS)	$(5,692)	$1,856	$(10,175)	$(4,010)

INCOME (LOSS) PER SHARE — BASIC AND DILUTED:
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	$(0.74)	$0.24	$(1.32)	$(0.45)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS				(0.07)

NET INCOME (LOSS)	$(0.74)	$0.24	$(1.32)	$(0.52)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN CALCULATION:
BASIC	7,723,031	7,689,347	7,710,032	7,681,390

DILUTED	7,723,031	7,689,347	7,710,032	7,681,390

        See Notes to Consolidated Financial Statements.

ATCHISON CASTING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
NET INCOME (LOSS)	$(5,692)	$1,856	$(10,175)	$(4,010)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(1,209)	1,312	188	(1,172)

OTHER COMPREHENSIVE INCOME (LOSS)	$(6,901)	$3,168	$(9,987)	$(5,182)

        See Notes to Consolidated Financial Statements.

ATCHISON CASTING CORPORATION AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands)
(Unaudited)

	Six Months Ended December 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(10,175)	$(4,010)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	5,802	6,464
Minority interest in net income (loss) of subsidiaries	(38)	9
Gain on disposal of capital assets	(113)	(38)
Deferred income taxes	(20)	(783)
Changes in assets and liabilities (exclusive of effects of the sale of net assets of a subsidiary):
Receivables	12,628	9,839
Inventories	(2,602)	(3,916)
Other current assets	1,488	(1,114)
Accounts payable	(6,979)	8,219
Accrued expenses	(2,506)	(12,161)
Post retirement obligations other than pension	579	465
Other	(1,247)	(2,397)

Cash provided by (used in) operating activities	(3,183)	577

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,024)	(6,898)
Proceeds from sale of capital assets	180	1,144
Proceeds from sale of net assets of a subsidiary operation	293	—
Payments for purchase of stock in subsidiaries	(42)	(247)

Cash used in investing activities	(1,593)	(6,001)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of costs	96	57
Payments on long-term obligations	(4,982)	(4,743)
Capitalized financing costs paid	(1,341)	(155)
Net borrowings	11,671	7,709

Cash provided by financing activities	5,444	2,868

EFFECT OF EXCHANGE RATE ON CASH	25	(84)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$693	$(2,640)
CASH AND CASH EQUIVALENTS, Beginning of period	1,329	3,815

CASH AND CASH EQUIVALENTS, End of period	$2,022	$1,175

        See Notes to Consolidated Financial Statements.

ATCHISON CASTING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Accounting Policies and Basis of Presentation

        The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of Atchison Casting Corporation and subsidiaries (the "Company") for the year ended June 30, 2001, as included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

        The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

        Certain December 31, 2000 amounts have been reclassified to conform with December 31, 2001 classifications.

2.    Inventories

	As of
	Dec. 31, 2001	June 30, 2001
	(Thousands)
Raw materials	$6,418	$7,587
Work-in-process	44,626	38,889
Finished goods	6,737	10,138
Supplies	2,971	2,003

	$60,752	$58,617

3.    Income Taxes

        Income tax expense (benefit) consisted of:

	Six Months Ended Dec. 31,
	2001	2000
	(Thousands)
Current:
Domestic	$—	$(1,193)
Foreign	376	951

	376	(242)
Deferred:
Domestic	—	(207)
Foreign	(20)	(576)

	(20)	(783)
Total	$356	$(1,025)

4.    Supplemental Cash Flow Information

	Six Months Ended Dec. 31,
	2001	2000
	(Thousands)
Cash paid during the period for:
Interest	$6,051	$5,683

Income Taxes	$—	$603

5.    Earnings Per Share

        Following is a reconciliation of basic and diluted EPS.

For the three months ended December 31, 2001

	Net Loss	Weighted Average Shares	Earnings Per Share
Basic EPS
Loss available to common stockholders	$(5,692,000)	7,723,031	$(0.74)
Effect of Dilutive Securities:
Options

Diluted EPS	$(5,692,000)	7,723,031	$(0.74)

For the three months ended December 31, 2000

	Net Loss	Weighted Average Shares	Earnings Per Share
Basic EPS
Income available to common stockholders	$1,856,000	7,689,347	$0.24
Effect of Dilutive Securities:
Options

Diluted EPS	$1,856,000	7,689,347	$0.24

For the six months ended December 31, 2001

	Net Loss	Weighted Average Shares	Loss Per Share
Basic EPS
Loss available to common stockholders	$(10,175,000)	7,710,032	$(1.32)
Effect of Dilutive Securities:
Options

Diluted EPS	$(10,175,000)	7,710,032	$(1.32)

For the six months ended December 31, 2000

	Net Loss	Weighted Average Shares	Loss Per Share
Basic EPS
Loss before cumulative effect of a change in accounting principle available to common stockholders	$(3,464,000)	7,681,390	$(0.45)
Cumulative effect on prior years (to June 30, 2000) of a change in accounting for derivative financial instruments, net of $364,000 tax benefit	(546,000)		(0.07)
Effect of Dilutive Securities:
Options

Diluted EPS	$(4,010,000)	7,681,390	$(0.52)

6.    Derivative Instruments

        Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of the Financial Accounting Standards Board ("FASB") Statement No. 133." This is presented in the Company's consolidated financial statements as the cumulative effect of a change in accounting principle.

        On December 31, 2000, the Company recorded its foreign exchange contracts ("FX contracts") at their fair value of approximately $(272,000). This resulted in a loss of approximately $182,000. Additionally, the translation of the foreign denominated trade receivables resulted in an increase in the value of the receivables and the Company recorded a currency translation gain of approximately $145,000.

        On December 31, 2001, the Company did not have any FX Contracts in place.

7.    Closures, Sales and Asset Impairments

LA Die Casting

        The Company entered an agreement on January 11, 2002 for the sale of substantially all of the assets of LA Die Casting, Inc. ("LA Die Casting"), subject to buyer financing and certain other contingencies. Under the terms of the agreement, the Company will receive approximately $3.5 million in cash and a note for the principal amount of $500,000 due in two years in exchange for assets and the assumption of liabilities by the buyer, subject to post-closing adjustments. If consummated, it is anticipated that this transaction would close during the third quarter of fiscal 2002.

        For the second quarter of fiscal years 2001 and 2002, LA Die Casting recorded net sales of $2.0 million and $1.7 million, respectively, and net income of $11,000, and $9,000, respectively. For the first half of fiscal years 2001 and 2002, LA Die Casting recorded net sales of $4.5 million and $3.6 million, respectively, and net income (loss) of $58,000, and $(15,000), respectively.

Jahn Foundry

        On December 20, 2001, the Company completed the sale of substantially all of the assets of Jahn Foundry Corp. ("Jahn Foundry"). Under the terms of the sale, the Company received approximately $300,000 in cash, a minority ownership position in the buyer and a note receivable in exchange for assets and the assumption of liabilities by the buyer, subject to post-closing adjustments. No gain or loss was recognized on the sale of Jahn Foundry.

        For the second quarter of fiscal years 2001 and 2002, Jahn Foundry recorded net sales of $1.8 million and $1.3 million, respectively, and net losses of $740,000 and $440,000, respectively. For the first half of fiscal 2001, Jahn Foundry recorded a net loss of $1.5 million, excluding a non-recurring gain of $10.9 million recorded in the second quarter relating to insurance claims resulting from an industrial accident at Jahn Foundry on February 25, 1999, on sales of $3.8 million. For the first half of fiscal 2002, Jahn Foundry recorded a net loss of $823,000 on sales of $2.9 million.

Empire Steel

        The Company substantially completed the closure of Empire by December 31, 2001, and transferred as much work as possible to other locations. For the second quarter of fiscal years 2001 and 2002, Empire recorded net sales of $2.4 million and $1.9 million, respectively, and net losses of $705,000 and $223,000, respectively. For the first half of fiscal years 2001 and 2002, Empire recorded net sales of $4.7 million and $4.1 million, respectively, and net losses of $1.4 million and $704,000, respectively.

        The Company may recognize certain other exit costs associated with the closure of Empire in fiscal 2002 related to employee termination costs.

8.    New Accounting Standards

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

9.    Loan Amendments

        In September 2001, Atchison Casting UK Limited ("ACUK"), a subsidiary of the Company, and Burdale Financial Limited ("Burdale"), an affiliate of Congress Financial Corporation, entered into a new financing agreement (the "Facility Agreement"). This Facility Agreement provides for a facility of up to 25 million British pounds (approximately $35 million US), subject to certain eligibility calculations, to be used to fund working capital requirements at Sheffield Forgemasters Group, Ltd. ("Sheffield"), a subsidiary of ACUK, and up to $1.0 million British pounds for working capital at Fonderie d'Autun ("Autun"), the Company's subsidiary in France. In addition, the Facility Agreement will provide security for Sheffield's foreign currency exchange contracts and performance bond commitments and was used to repay $5.0 million of intercompany working capital loans. This facility matures on September 17, 2004 and is secured by substantially all of Sheffield's assets in the U.K. Loans under this Facility Agreement will bear interest at LIBOR plus 2.60%. As of December 31, 2001, ACUK had drawn $13.2 million under the Facility Agreement, and there was approximately $3.4 million available for borrowing.

        On December 18, 2001, the Company and Harris Trust and Savings Bank, as agent for several lenders, entered into the Twelfth Amendment and Forebearance Agreement to the revolving credit facility ("Credit Agreement"). The Twelfth Amendment, as amended, provides that, among other things, these lenders will forbear from enforcing their rights with respect to certain existing defaults through June 30, 2002. The Twelfth Amendment consists of a $75.5 million revolving credit facility decreasing to $72.5 million on February 28, 2002 and to $70.5 million on March 31, 2002. Asset sales and tax refunds are expected to be used to reduce indebtedness. Secured by substantially all of the Company's North American assets, loans under this credit facility bear interest at prime plus 2.0%. A new covenant regarding operating cash flow (minimum cumulative earnings before interest, taxes, amortization and depreciation) has also been added. At December 31, 2001, the Company had fully utilized its revolving credit facility under the Credit Agreement.

        On December 18, 2001, the Company and the insurance company holding the senior notes (the "Notes") entered the Ninth Amendment and Forbearance Agreement to the Note Purchase Agreement. The Ninth Amendment, as amended, provides that, among other things, the Noteholder will forbear from enforcing its rights with respect to certain existing defaults through June 30, 2002. Secured by substantially all of the Company's North American assets, the Notes bear interest at

10.44%. A new covenant regarding operating cash flow (minimum cumulative earnings before interest, taxes, amortization and depreciation) has also been added.

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

        In November 2000, the Company and its insurance carrier settled the Jahn Foundry property portion of the Company's claim. The settlement provided, among other things, for (i) additional payments from the carrier in the amount of $2.6 million, (ii) that of the payments received to date, totaling $26.8 million, the insurance carrier will allocate no more than $9.5 million for property damage, (iii) that the remaining proceeds of $17.3 million will be allocated to business interruption losses and will not be subject to recovery by the insurance carrier and (iv) that the Company shall not be entitled to any additional payments unless it is determined by reference, appraisal, arbitration, litigation or otherwise that the Company's business interruption losses exceed $17.3 million. The Company disagrees with the insurance carrier regarding the duration and amount of the business interruption losses. The Company plans to seek additional insurance payments through arbitration expected to occur during the latter part of calendar 2002. There can be no assurance that the Company will ultimately receive any additional insurance payments or that the excess of the Company's costs and expenses resulting from the accident over the insurance payments received will not be material to its financial condition or results of operations and cash flows.

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

        On December 20, 2001, the Company completed the sale of substantially all of the assets of Jahn Foundry (Note 7). However, the Company did not sell its right to any proceeds from any insurance settlement, arbitration, litigation or any proceeding relating to the industrial accident discussed above, nor did the buyer assume any such liabilities.

        The Company, its chief executive officer, and its chief financial officer were named as defendants in five lawsuits filed following the Company's announcements concerning the discovery of accounting irregularities at the Pennsylvania Foundry Group. The cases have been consolidated before the U.S. District Court for the District of Kansas. An amended complaint filed after the consolidation alleges, among other things, that the defendants intentionally or recklessly issued materially false and misleading financial statements in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. That complaint seeks certification of a class of purchasers of the Company's common stock between December 10, 1997 and November 3, 2000 and asks for damages for the class in an unspecified amount. An agreement in principle has been reached to settle the case. The settlement, which is subject to the execution of definitive settlement documents and Court approval, calls for the establishment of a settlement fund consisting of $1.8 million, which will be paid by the Company's insurance carrier. All claims will be dismissed without any admission of liability or wrongdoing.

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

        The Company acquired Autun in France on February 25, 1999. Autun specialized in the manufacture of cast iron radiators and boiler castings. The Company's strategy for Autun was to restructure the foundry to diversify into other products, principally automotive products. Autun has made progress in diversifying into automotive and other products. However, the start-up costs have been high. In the first six months of fiscal 2001, Autun recorded a net loss of $190,000 on sales of $8.1 million. In the first six months of fiscal 2002, Autun has recorded a net loss of $1.6 million on sales of $8.3 million.

        The Company contractually assumed certain contingent liabilities when it purchased Autun. This contingency includes (i) the cost of employee severance payments and (ii) the cost of environmental cleanup/restoration, if any, in the event that the foundry was to be closed. The Company currently plans to continue operating Autun. However, Autun must fund its working capital needs internally, as the Credit Agreement, Note Purchase Agreement and the Facility Agreement prohibit the Company from transferring funds to Autun to cover operating losses. If Autun were unable to fund its own operations, there is a risk that it would have to cease operations, and may become subject to the above liabilities. The Company estimates that the liability could total up to $20 million over a period of time.

11.    Financial Results and Management's Plans

        In fiscal 2001, the Company incurred a pre-tax loss of $34.5 million ($16.4 million excluding impairments charges of $18.1 million) and, as of December 31, 2001, the Company was not in compliance with certain financial covenants included in its debt agreements (See Note 9). These conditions have continued through December 31, 2001.

        To address these conditions, management has taken or is in the process of taking the following actions:

Operations

        The Company has closed four unprofitable foundries during fiscal 2001 and fiscal 2002. Operations from these four foundries have been a major factor in the Company's pre-tax losses, producing combined pretax losses in fiscal 2001 of $17.1 million ($15.5 million before impairment charges of $1.6 million). Management has transferred a significant portion of the work previously performed by these locations to other foundries, thereby increasing the utilization and profitability of these other foundries.

Sale of Operations

        The Company completed the sale of substantially all of the assets of Jahn Foundry on December 20, 2001 (Note 7).

Planned Sale of Operations

        The Company entered an agreement on January 11, 2002 to sell substantially all of the assets of LA Die Casting, subject to buyer financing and other contingencies (Note 7).

Other Actions

        Management continues to pursue new or revised long-term debt arrangements with terms and covenants acceptable to the Company and to the lenders. As discussed in Note 9, over the past few years the Company has successfully negotiated with its lenders to obtain amendments, forbearances and waivers for violations of various covenants of its loan agreements, and the lenders have demonstrated a history of working with the Company in providing an adequate credit facility to meet its ongoing needs, and the Company currently has forbearance agreements which expire June 30, 2002. The Company believes that its operating cash flow and amounts available for borrowing under its existing credit facility and the Facility Agreement will be adequate to fund its capital expenditure and working capital requirements through June 2002.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Results of Operations:

        Net sales for the second quarter of fiscal 2002 were $100.1 million, representing a decrease of $5.7 million, or 5.4%, from net sales of $105.8 million in the second quarter of fiscal 2001. The decrease in net sales was due primarily to the closure of three operations. During fiscal 2001, Atchison Casting Corporation (the "Company") completed the closure of Claremont Foundry, Inc. ("Claremont"), PrimeCast, Inc. ("PrimeCast") and Pennsylvania Steel Foundry & Machine Company ("Pennsylvania Steel"). Net sales for the second quarter of fiscal 2001 for Claremont, PrimeCast and Pennsylvania Steel were $463,000, $5.6 million and $1.7 million, respectively. Much of Claremont's and Pennsylvania Steel's net sales were transferred to other Company locations. As PrimeCast was the Company's only foundry that could produce large iron castings, only a portion of PrimeCast's work was transferred to other operations of the Company. Partially offsetting the impact of these closures, was an increase in net sales to the mining, automotive and power generation markets.

        Net sales for the first six months of fiscal 2002 were $199.7 million, representing a decrease of $5.3 million, or 2.6%, from net sales of $205.0 million in the first six months of fiscal 2001. The decrease in net sales was due primarily to the closure of Claremont, PrimeCast and Pennsylvania Steel. Net sales for the first six months of fiscal 2001 for Claremont, PrimeCast and Pennsylvania Steel were $816,000, $10.3 million and $3.8 million, respectively. Partially offsetting the impact of these closures, was an increase in net sales to the mining, automotive and power generation markets.

        Gross profit for the second quarter of fiscal 2002 increased $116,000, or 14.4%, to $8.2 million, or 8.2% of net sales, compared to $8.1 million, or 7.6% of net sales, for the second quarter of fiscal 2001. The increase in gross profit and gross profit as a percentage of net sales was primarily due to the elimination of the gross losses incurred at the operations closed during fiscal 2001 and improved operations at the Company's Jahn Foundry Corp. ("Jahn Foundry") subsidiary, partially offset by reduced gross profits at Sheffield Forgemasters Group Limited ("Sheffield").

        The gross losses at Claremont, PrimeCast and Pennsylvania Steel in the second quarter of fiscal 2002 decreased by an aggregate of $726,000 over the gross losses at these locations in the second quarter of fiscal 2001. The gross loss at Jahn Foundry in the second quarter of fiscal 2002 decreased $671,000, to a gross loss of $503,000, or 39.1% of net sales, compared to a gross loss of $1.2 million, or 65.6% of net sales, in the second quarter of fiscal 2001, reflecting improved operations following the start-up of the shell mold department, which had been shutdown following the industrial accident there in February 1999. Offsetting these factors were reduced gross profits at Sheffield. The gross profit at Sheffield in the second quarter of fiscal 2002 decreased $1.1 million, to a gross profit of $1.6 million, or 6.3% of net sales, compared to a gross profit of $2.8 million, or 10.7% of net sales, in the second quarter of fiscal 2001, primarily reflecting the impact of the strengthening British pound and the competitive environment of markets served by Sheffield on quoted margins.

        Gross profit for the first six months of fiscal 2002 increased $3.5 million, or 29.4%, to $15.6 million, or 7.8% of net sales, compared to $12.1 million, or 5.9% of net sales, for the first six months of fiscal 2001. The increase in gross profit and gross profit as a percentage of net sales was primarily due to the elimination of the gross losses incurred at the operations closed during fiscal 2001, improved operations at the Company's Jahn Foundry subsidiary and increased sales and absorption of overhead at the Company's subsidiaries primarily serving the mining, steel, automotive and power generation markets.

        The gross losses at Claremont, PrimeCast and Pennsylvania Steel in the first six months of fiscal 2002 decreased by an aggregate of $2.6 million over the gross losses at these locations in the first six months of fiscal 2001. The gross loss at Jahn Foundry in the first six months of fiscal 2002 decreased $1.4 million, to a gross loss of $878,000, or 30.7% of net sales, compared to a gross loss of $2.3 million, or 59.7% of net sales, in the first six months of fiscal 2001, reflecting improved operations following the start-up of the shell mold department, which had been shutdown following the industrial accident there in February 1999. The gross profit at Sheffield in the first six months of fiscal 2002 decreased $991,000, to a gross profit of $3.7 million, or 6.8% of net sales, compared to a gross profit of $4.7 million, or 9.4% of net sales, in the first six months of fiscal 2001, primarily reflecting the impact of the strengthening British pound and the competitive environment of markets served by Sheffield on quoted margins.

        Selling, general and administrative expense ("SG&A") for the second quarter of fiscal 2002 was $10.9 million, or 10.9% of net sales, compared to $12.2 million, or 11.6% of net sales, in the second quarter of fiscal 2001. For the first six months of fiscal 2002, SG&A was $20.1 million, or 10.1% of net sales, compared to $21.7 million, or 10.6% of net sales, or the first six months of fiscal 2001. The reduction in S,G&A expense in both periods is primarily due to the reduction in S,G&A expense at the facilities the Company closed during fiscal 2001. Also included in the second quarter and first six months of fiscal 2001 were expenses of approximately $480,000 relating to the investigation of the accounting irregularities at the Company's Pennsylvania Foundry Group of operations.

        The Company has recorded intangible assets, consisting of goodwill, in connection with certain of the Company's acquisitions. Amortization of these assets for the second quarter of fiscal 2002 was expense of $309,000, or 0.3% of net sales, as compared to $337,000, or 0.3% of net sales, in the second quarter of fiscal 2001. Amortization of these assets for the first six months of fiscal 2002 was expense of $616,000, or 0.3% on net sales, as compared to $677,000, or 0.3% of net sales, in the first six months of fiscal 2001. The Company has also recorded a liability, consisting of the excess of acquired net assets over cost ("negative goodwill"), in connection with the acquisition of Fonderie d'Autun ("Autun"). The amortization of negative goodwill was a credit to income in the second quarter of fiscal 2002 of $404,000, or 0.4% of net sales, as compared to $389,000, or 0.4% of net sales, in the second quarter of fiscal 2001. The amortization of negative goodwill was a credit to income in the first six months of fiscal 2002 of $805,000, or 0.4% of net sales, as compared to $797,000, or 0.4% of net sales, in the first six months of fiscal 2001.

        Other income for the second quarter and first six months of fiscal 2001 was $10.9 million, which is a non-recurring gain consisting of $3.7 million and $7.2 million against the Company's business interruption and property damage claims, respectively, relating to the industrial accident at Jahn Foundry on February 25, 1999. The property insurance gain primarily represents the difference between the net proceeds received for the property damage and the property's net book value immediately before the accident. (see Note 7)

        The Company substantially completed the closure of Empire by December 31, 2001, and transferred as much work as possible to other locations. For the second quarter of fiscal years 2001 and 2002, Empire recorded net sales of $2.4 million and $1.9 million, respectively, and net losses of $705,000 and $223,000, respectively. For the first half of fiscal years 2001 and 2002, Empire recorded net sales of $4.7 million and $4.1 million, respectively, and net losses of $1.4 million and $704,000, respectively. The Company may recognize certain other exit costs associated with the closure of Empire in fiscal 2002 related to employee termination costs.

        The Company entered an agreement on January 11, 2001 for the sale of substantially all of the assets of LA Die Casting, Inc. ("LA Die Casting"), subject to buyer financing and other contingencies. Under the terms of the agreement, the Company will receive approximately $3.5 million in cash and a note in the principal amount of $500,000 due in two years in exchange for assets and the assumption of liabilities by the buyer, subject to post-closing adjustments. If consummated, it is anticipated that this transaction would close during the third quarter of fiscal 2002. For the second quarter of fiscal years 2001 and 2002, LA Die Casting recorded net sales of $2.0 million and $1.7 million, respectively, and net income of $11,000, and $9,000, respectively. For the first half of fiscal years 2001 and 2002, LA Die Casting recorded net sales of $4.5 million and $3.6 million, respectively, and net income (loss) of $58,000, and $(15,000), respectively.

        On December 20, 2001, the Company completed the sale of substantially all of the assets of Jahn Foundry. Under the terms of the sale, the Company received approximately $300,000 in cash, a minority ownership position in the buyer and a note receivable in exchange for assets and the assumption of liabilities by the buyer, subject to post-closing adjustments. For the second quarter of fiscal years 2001 and 2002, Jahn Foundry recorded net sales of $1.8 million and $1.3 million, respectively, and net losses of $740,000 and $440,000, respectively. For the first half of fiscal 2001, Jahn Foundry recorded a net loss of $1.5 million, excluding a non-recurring gain of $10.9 million recorded in the second quarter relating to insurance claims resulting from an industrial accident at Jahn Foundry on February 25, 1999, on sales of $3.8 million. For the first half of fiscal 2002, Jahn Foundry recorded a net loss of $823,000 on sales of $2.9 million.

        Interest expense for the second quarter of fiscal 2002 was $2.9 million, or 2.9% of net sales, compared to $2.9 million, or 2.8% of net sales, in the second quarter of fiscal 2001. Interest expense for the first six months of fiscal 2002 was $5.5 million, or 2.8% of net sales, compared to $5.6 million, or 2.7% of net sales, in the first six months of fiscal 2001. The interest expense primarily reflects higher average levels of outstanding indebtedness, offset by lower average interest rates.

        The Company recorded income tax expense of $175,000 and $356,000 in the second quarter and first six months of fiscal 2002, respectively. Due to the Company's current income tax position, no income tax benefit was recorded in connection with the losses incurred. Income tax expense (benefit) of $2.0 million and $(661,000) was recorded in the second quarter and first six months of fiscal 2001, respectively. The Company's income tax expense and benefit for the second quarter and first six months of fiscal 2001 reflect the combined effective tax rates of the different federal, state and provincial jurisdictions in which the Company operates, and the proportion of taxable income earned in each of those tax jurisdictions.

        Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of the Financial Accounting Standards Board ("FASB") Statement No. 133." This is presented in the Company's consolidated financial statements as the cumulative effect of a change in accounting principle.

        As a result of the foregoing, the net loss for the second quarter of fiscal 2002 was $5.7 million compared to a net income of $1.9 million for the second quarter of fiscal 2001. The net loss for the first six months of fiscal 2002 was $10.2 million compared to a net loss of $4.0 million for the first six months of fiscal 2001.

Liquidity and Capital Resources:

        Cash used in operating activities for the first six months of fiscal 2002 was $3.2 million, compared to cash provided by operations of $557,000 for the first six months of fiscal 2001. This change was primarily attributable to a reduction in trade payable balances and insurance recoveries in the prior year period.

        Working capital was a negative $47.5 million at December 31, 2001, as compared to a negative $52.9 million at June 30, 2001. The change in working capital levels primarily reflect a reduction in trade payable balances and outstanding borrowings under the Company's revolving credit facilities, partially offset by a reduction in trade receivable balances. The working capital levels also reflect the classification of $98.2 million and $105.3 million of the Company's bank credit facility, term loan and senior notes with an insurance company as current at December 31, 2001 and June 30, 2001, respectively. The Company has not been in compliance with certain financial covenants under the Credit Agreement, Note Purchase Agreement and the GE Financing, as defined below, and, accordingly, such amounts have been classified as current liabilities.

        During the first six months of fiscal 2002, the Company made capital expenditures of $2.0 million, as compared to $7.2 million for the first six months of fiscal 2001. Included in the first six months of fiscal 2001 were capital expenditures of $3.5 million to rebuild the shell molding area and boiler room damaged in the industrial accident on February 25, 1999 at Jahn Foundry (see below). The balance of capital expenditures in both periods were used for routine projects at each of the Company's facilities.

        As discussed above, the Company has sold substantially all of the assets of Jahn Foundry and is in the process of selling substantially all of the assets of LA Die Casting. The Company currently expects the sale of LA Die Casting will be completed during the third quarter of fiscal 2002, but there can be no assurance that this agreement will be consummated.

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

        In September 2001, ACUK, a subsidiary of the Company and its subsidiaries, and Burdale Financial Limited entered into the Facility Agreement. This Facility Agreement provides for a facility of up to 25 million British pounds (approximately $35 million US), subject to certain eligibility calculations, to be used to fund working capital requirements at Sheffield, a subsidiary of ACUK, and up to $1.0 million British pounds for working capital at Autun, the Company's subsidiary in France. In addition, the Facility Agreement provides security for Sheffield's foreign currency exchange contracts and performance bond commitments and was used to repay $5.0 million of an intercompany working capital loan ($1.1 million of which was paid to certain of the lenders as principal payments). This facility matures on September 17, 2004 and is secured by substantially all of Sheffield's assets in the U.K. Loans under this Facility Agreement will bear interest at LIBOR plus 2.60% (6.725% at December 31, 2001). As of December 31, 2001, ACUK had drawn $13.2 million under the Facility Agreement. The Company is currently in compliance with the covenants under the Facility Agreement.

        On December 18 2001, the Company entered into the Twelfth Amendment and Forbearance Agreement to the Credit Agreement and the Eighth Amendment and Forbearance Agreement to the Note Purchase Agreement. These amendments, as modified, provide that, among other things, these lenders will forbear from enforcing their rights with respect to certain existing defaults through June 30, 2002.

        The Credit Agreement, as amended, currently consists of a $75.5 million revolving credit facility decreasing to $72.5 million on February 28, 2002 and to $70.5 million on March 31, 2002. Asset sales and tax refunds are expected to be used to reduce indebtedness. In addition to the financial covenants, the Credit Agreement contains restrictions on, among other things, acquisitions, additional indebtedness, further investments in Autun and the use of net proceeds from the sale of assets (other than inventory), insurance settlements and other non-recurring items. Secured by substantially all of the

Company's North American assets, loans under this revolving credit facility bear interest at fluctuating rate of the agent bank's corporate base rate plus 2.0% (6.75% at December 31, 2001).

        At December 31, 2001, Notes with an aggregate principal amount of $11.1 million were outstanding with interest accruing at 10.44% per year. The Note Purchase Agreement provides for annual principal payments of $2.9 million, the most recent of which has not been paid. The Notes are secured by the same assets that secure the Credit Agreement and contain similar restrictions to those described above under the Credit Agreement.

        At December 31, 2001, the balance of the term loan under the GE Financing was $28.0 million. This loan provides for monthly principal payments of $291,667 plus accrued interest. The GE Financing is secured by certain of the Company's fixed assets, real estate, equipment, furniture and fixtures located in Atchison, Kansas and St. Joseph, Missouri, matures in December 2004 and bears interest at a fixed rate of 9.05% per year.

        The Company has been in default under the Credit Agreement, Note Purchase Agreement and the GE Financing. To date, General Electric Capital Corporation has not enforced its rights with respect to certain events of default under the GE Financing. To date the lenders under the Credit Agreement and the Note Purchase Agreement have foregone their rights to accelerate their debt and foreclose on their collateral through June 30, 2002, but there can be no assurance that they will not do so in the future if future defaults occur. During much of fiscal 2001 and to date in fiscal 2002, the Company borrowed the full amount of the revolving credit facility under the Credit Agreement and managed its cash position accordingly. To date, the Company has been able to meet its cash needs by traditional cash management procedures in addition to: (1) the collection of tax refunds resulting from the operating losses at the Pennsylvania Foundry Group, (2) accelerated collections of receivables from certain longstanding customers from time to time, (3) the reduction of expenses after closing locations operating with a negative cash flow, and (4) recently, funds available through the Facility Agreement, particularly for its operations in the U.K. and France. The Company is also seeking the recovery under various insurance policies for losses due to the accounting irregularities at the Pennsylvania Foundry Group and the industrial accident at Jahn Foundry. In addition, the Company is pursuing other responsible parties. There can be no assurance that such actions will be successful in recovering funds or that they will allow the Company to operate without additional borrowing capacity.

        Compliance with certain financial covenants under the Credit Agreement, Note Purchase Agreement and the GE Financing is determined on a "trailing-twelve-month" basis. The results through December were below results needed to achieve compliance with these covenants under the Credit Agreement, Note Purchase Agreement and the GE Financing. Accordingly, the Company is currently negotiating with new and existing financial institutions to extend its current arrangements while it attempts to establish a new credit facility with covenants that the Company believes it will be able to satisfy and additional borrowing capacity. During the past several years, the Company has been able to negotiate operating flexibility with its lenders, although future success in achieving any such renegotiations or refinancings, or the specific terms thereof, including interest rates, capital expenditure limits or borrowing capacity, cannot be assured. The Company believes that its operating cash flow and amounts available for borrowing under its existing credit facility and the Facility Agreement will be adequate to fund its capital expenditure and working capital requirements through June 2002. However, the level of capital expenditure and working capital requirements may be greater than currently anticipated as a result of unforeseen expenditures such as compliance with environmental laws, the accident at Jahn Foundry, the investigation and related litigation in connection with the accounting irregularities at the Pennsylvania Foundry Group and substantially higher fuel costs that arose during the third quarter of fiscal 2001, which could recur. If the Company fails to achieve compliance with the terms of its Credit Agreement or, in the absence of such compliance, if the Company fails to amend such financial covenants on terms favorable to the Company, the Company will continue to be in default under such covenants. Accordingly, the lenders could accelerate the debt under the Credit

Agreement which, in turn, would permit acceleration of the Notes under the Note Purchase Agreement and the indebtedness under the GE Financing. If the lenders accelerate their indebtedness, there can be no assurance that the Company would be able to locate alternative sources of financing.

        Total indebtedness of the Company at December 31, 2001 was $128.4 million, as compared to $121.5 million at June 30, 2001. This increase primarily reflects borrowings of $13.2 million under the Facility Agreement. At December 31, 2001 the Company had fully utilized its revolving credit facility under the Credit Agreement and there was approximately $3.4 million available for borrowing under the Facility Agreement.

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

        In November 2000, the Company and its insurance carrier settled the Jahn Foundry property portion of the Company's claim. The settlement provided, among other things, for (i) additional payments from the carrier in the amount of $2.6 million, (ii) that of the payments received to date, totaling $26.8 million, the insurance carrier will allocate no more than $9.5 million for property damage, (iii) that the remaining proceeds of $17.3 million will be allocated to business interruption losses and will not be subject to recovery by the insurance carrier and (iv) that the Company shall not be entitled to any additional payments unless it is determined by reference, appraisal, arbitration, litigation or otherwise that the Company's business interruption losses exceed $17.3 million. The Company disagrees with the insurance carrier regarding the duration and amount of the business interruption losses. The Company plans to seek additional insurance payments through arbitration expected to occur during the latter part of calendar 2002. There can be no assurance that the Company will ultimately receive any additional insurance payments or that the excess of the Company's costs and expenses resulting from the accident over the insurance payments received will not be material to its financial condition or results of operations and cash flows.

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

        On December 20, 2001, the Company completed the sale of substantially all of the assets of Jahn Foundry, as described above. However, the Company did not sell its right to any proceeds from any insurance settlement, arbitration, litigation or any proceeding relating to the industrial accident discussed above, nor did the buyer assume any such liabilities.

        The Company, its chief executive officer, and its chief financial officer were named as defendants in five lawsuits filed following the Company's announcements concerning the discovery of accounting irregularities at the Pennsylvania Foundry Group. The cases have been consolidated before the U.S. District Court for the District of Kansas. An amended complaint filed after the consolidation alleges, among other things, that the defendants intentionally or recklessly issued materially false and misleading financial statements in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. That complaint seeks certification of a class of purchasers of the Company's common stock between December 10, 1997 and November 3, 2000 and asks for damages for the class in an unspecified amount. An agreement in principle has been reached to settle the case. The settlement, which is subject to the execution of definitive settlement documents and Court approval, calls for the establishment of a settlement fund consisting of $1.8 million, which will be paid by the Company's insurance carrier. All claims will be dismissed without any admission of liability or wrongdoing.

        The Company understands that on or about November 29, 2000 the Securities and Exchange Commission issued a formal order of investigation as a result of the events underlying the Company's earlier disclosure of certain accounting irregularities. The Company is cooperating with the investigation.

        The Company contractually assumed certain contingent liabilities when it purchased Autun. This contingency includes (i) the cost of employee severance payments and (ii) the cost of environmental cleanup/restoration, if any, in the event that the foundry was to be closed. The Company currently plans to continue operating Autun. However, Autun must fund its working capital needs internally, as the Credit Agreement, Note Purchase Agreement and the Facility Agreement prohibit the Company from transferring funds to Autun to cover operating losses. If Autun were unable to fund its own operations, there is a risk that it would have to cease operations, and may become subject to the above liabilities. The Company estimates that the liability could total up to $20 million over a period of time.

Forward-Looking Statements

        The section entitled "Liquidity and Capital Resources" contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements such as "expects," "intends," "contemplating" and statements regarding quarterly fluctuations, statements regarding the adequacy of funding for capital expenditure and working capital requirements for the next twelve months and similar expressions that are not historical are forward-looking statements that involve risks and uncertainties. Such statements include the Company's expectations as to future performance. Among the factors that could cause actual results to differ materially from such forward-looking statements are the following: costs of closing foundries, success in selling LA Die Casting, business conditions and the state of the general economy, particularly the capital goods industry, the strength of the U.S. dollar, British pound sterling and the Euro, interest rates, the Company's ability to renegotiate or refinance its lending arrangements, utility rates, the availability of labor, the successful conclusion of union contract negotiations, the results of any litigation arising out of the accident at Jahn Foundry, results of any litigation or regulatory proceedings arising from the accounting irregularities at the Pennsylvania Foundry Group, the competitive environment in the casting industry and changes in laws and regulations that govern the Company's business, particularly environmental regulations.

ITEM 3.

DISCLOSURES ABOUT MARKET RISK

        Quantitative and qualitative information about market risk was addressed in Item 7A of the Company's Form 10-K for the fiscal year ended June 30, 2001.

        The Company's primary interest rate exposures relate to its cash and short-term investments, fixed and variable rate debt and interest rate swaps, which are mainly exposed to changes in short-term interest rates (e.g. USD LIBOR). The potential loss in fair values is based on an immediate change in the net present values of the Company's interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% change in interest rates would have an impact on the Company's earnings before income tax of approximately $530,000 and $380,000 in the first six months of fiscal 2001 and fiscal 2002, respectively.

        The Company's exposure to fluctuations in currency rates against the British pound and Canadian dollar result from the Company's holdings in cash and short-term investments and its historical utilization of foreign currency forward exchange contracts to hedge customer receivables and firm commitments. The potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of the Company's currency exposures due to a 10% shift in exchange rates versus the British pound and Canadian dollar. The potential loss in cash flows and earnings is based on the change in cash flow and earnings over a one-year period resulting from an immediate 10% change in currency exchange rates versus the British pound, Euro and Canadian dollar. Based on the Company's holdings of financial instruments at December 31, 2000 and December 31, 2001, a hypothetical 10% depreciation in the British pound, Euro and the Canadian dollar versus all other currencies would have an impact on the Company's earnings before income tax of approximately $2.9 million and $40,000 in the six three months of fiscal 2001 and fiscal 2002, respectively.

PART II

ITEM 1—Legal Proceedings

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

        On December 20, 2001, the Company completed the sale of substantially all of the assets of Jahn Foundry (Note 7). However, the Company did not sell its right to any proceeds from any insurance settlement, arbitration, litigation or any proceeding relating to the industrial accident discussed above, nor did the buyer assume any such related liabilities.

        The Company, its chief executive officer, and its chief financial officer were named as defendants in five lawsuits filed following the Company's announcements concerning the discovery of accounting irregularities at the Pennsylvania Foundry Group. The cases have been consolidated before the U.S. District Court for the District of Kansas. An amended complaint filed after the consolidation alleges, among other things, that the defendants intentionally or recklessly issued materially false and misleading financial statements in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. That complaint seeks certification of a class of purchasers of the Company's common stock between December 10, 1997 and November 3, 2000 and asks for damages for the class in an unspecified amount. An agreement in principle has been reached to settle the case. The settlement, which is subject to the execution of definitive settlement documents and Court approval, calls for the establishment of a settlement fund consisting of $1.8 million, which will be paid by the Company's insurance carrier. All claims will be dismissed without any admission of liability or wrongdoing.

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

ITEM 2—	Changes in Securities and Use of Proceeds
Unregistered Securities Transactions
NOT APPLICABLE
ITEM 3—	Defaults Upon Senior Securities
See Liquidity and Capital Resources above.
ITEM 4—	Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders was held on December 6, 2001

Stockholders owning 7,376,987 shares voted in favor of David L. Belluck as a Class II director. There were 97,101 shares voted against and 248,943 shares not voted. Accordingly, Mr. Belluck was elected as a Class II director for a term of three years. Previously elected and continuing to serve their terms are Hugh H. Aiken, Ray H. Witt and Stuart Z. Uram.

ITEM 5—	Other Information
NOT APPLICABLE
ITEM 6—	Exhibits and Reports of Form 8-K
	(A)	Exhibits
	(B)	Reports on Form 8-K
The Company filed a Form 8-K dated October 3, 2001. Items Reported
		Item 5.	Other Events
Press Release announcing the Company's 4th Quarter and Fiscal 2001 results and the planned sale of two operations.
		Item 7.	Financial Statements and Exhibits.

Press Release dated October 3, 2001.
The Company filed a Form 8-K dated October 16, 2001. Items Reported
Item 5.	Other Events

Atchison Casting Corporation announced the extension of the date on which the lenders under its Credit Agreement and Note Purchase Agreement will forbear from enforcing their rights with respect to certain existing defaults through November 2, 2001.
Item 7.	Financial Statements and Exhibits.
Letter agreement dated October 12, 2001 modifying the Eleventh Amendment to the Credit Agreement.
The Company filed a Form 8-K dated November 6, 2001. Items Reported
Item 5.	Other Events

Atchison Casting Corporation announced the extension of the date on which the lenders under its Credit Agreement and Note Purchase Agreement will forbear from enforcing their rights with respect to certain existing defaults through November 20, 2001.
Item 7.	Financial Statements and Exhibits.
Letter agreement dated November 2, 2001 modifying the Eleventh Amendment to the Credit Agreement.
The Company filed a Form 8-K dated November 9, 2001. Items Reported
Item 5.	Other Events
Press release announcing results for the quarter ending September 30, 2001.
Item 7.	Financial Statements and Exhibits.
Press Release dated November 8, 2001.
The Company filed a Form 8-K dated November 20, 2001. Items Reported
Item 5.	Other Events

Atchison Casting Corporation announced the extension of the date on which the lenders under its Credit Agreement and Note Purchase Agreement will forbear from enforcing their rights with respect to certain existing defaults through November 30, 2001.
Item 7.	Financial Statements and Exhibits.
Letter agreement dated November 20, 2001 modifying the Eleventh Amendment to the Credit Agreement.
The Company filed a Form 8-K dated November 30, 2001. Items Reported

Item 5.	Other Events

Atchison Casting Corporation announced the extension of the date on which the lenders under its Credit Agreement and Note Purchase Agreement will forbear from enforcing their rights with respect to certain existing defaults through December 14, 2001.
Item 7.	Financial Statements and Exhibits.
Letter agreement dated November 30, 2001 modifying the Eleventh Amendment to the Credit Agreement.
The Company filed a Form 8-K dated December 21, 2001. Items Reported
Item 5.	Other Events
Atchison Casting Corporation announced the extension of its Credit Agreement through June 30, 2002.
Item 7.	Financial Statements and Exhibits.
Twelfth Amendment and Forbearance Agreement dated as of December 18, 2001 among the Company, the Banks party thereto, and Harris Trust and Savings Bank, as Agent.

Cash Collateral Use Agreement dated as of December 18, 2001 among the Company, as the borrower, its domestic subsidiaries, as guarantors, the Lenders party thereto, and Harris Trust and Savings Bank, as Bank.
The Company filed a Form 8-K dated December 20, 2001. Items Reported
Item 5.	Other Events
Press Release announcing the sale of substantially all the assets of its subsidiary, Jahn Foundry Corp.
Item 7.	Financial Statements and Exhibits.
Press Release dated December 20, 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atchison Casting Corporation (Registrant)
DATE: February 13, 2002	/s/ Hugh H. Aiken Hugh H. Aiken, Chairman of the Board, President and Chief Executive Officer
DATE: February 13, 2002	/s/ Kevin T. McDermed Kevin T. McDermed, Vice President, Chief Financial Officer, Treasurer and Secretary

QuickLinks

  ITEM 1. Financial Statements.
ATCHISON CASTING CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
  ITEM 3.
DISCLOSURES ABOUT MARKET RISK
  PART II
  ITEM 1—Legal Proceedings
SIGNATURES