Form 10-Q
period 2002-03-31
ATCHISON CASTING CORP
filed 2002-05-14
CIK 911115

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number 1-12541

Atchison Casting Corporation

(Exact name of registrant as specified in its charter)

Kansas	48-1156578
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 South Fourth Street, Atchison, Kansas	66002
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (913) 367-2121

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements from the past 90 days.  Yes ☒ No ☐

There were 7,723,031 shares of common stock, $.01 par value per share, outstanding on May 14, 2002

ITEM 1.  Financial Statements.

ATCHISON CASTING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31, 2002	June 30, 2001

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,620	$1,329
Customer accounts receivable, net of allowance for doubtful accounts of $1,184 and $845, respectively	69,943	83,010
Income tax refund receivable	7,146
Inventories	57,440	58,617
Deferred income taxes	1,371	1,345
Other current assets	8,430	10,437

Total current assets	145,950	154,738

PROPERTY, PLANT AND EQUIPMENT, Net	100,772	113,009

INTANGIBLE ASSETS, Net	22,257	24,362

DEFERRED FINANCING COSTS, Net	1,477	721

OTHER ASSETS	16,997	13,043

TOTAL	$287,453	$305,873

	March 31, 2002	June 30, 2001

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$49,026	$58,392
Accrued expenses	34,680	34,377
Current maturities of long-term obligations	104,668	114,894

Total current liabilities	188,374	207,663

LONG-TERM OBLIGATIONS	18,968	6,648

DEFERRED INCOME TAXES	3,347	3,460

OTHER LONG-TERM OBLIGATIONS	850	898

EXCESS OF FAIR VALUE OF ACQUIRED NET ASSETS OVER COST, Net of accumulated amortization of $4,838 and $3,577, respectively	1,429	2,543

POSTRETIREMENT OBLIGATION OTHER THAN PENSION	10,999	10,082

MINORITY INTEREST IN SUBSIDIARIES	868	1,890

Total liabilities	224,835	233,184

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value, 2,000,000 authorized shares; no shares issued and outstanding	—	—

Common stock, $.01 par value, 19,300,000 authorized shares; 8,312,049 shares issued	83	83

Class A common stock (non-voting), $.01 par value, 700,000 authorized shares; no shares issued and outstanding	—	—

Additional paid-in capital	81,609	81,517

Retained earnings (deficit)	(3,604)	5,863

Accumulated other comprehensive loss	(9,422)	(8,726)
	68,666	78,737
Less shares held in treasury:
Common stock, 589,018 and 622,702 shares,respectively, at cost	(6,048)	(6,048)

Total stockholders' equity	62,618	72,689

TOTAL	$287,453	$305,873

See Notes to Consolidated Financial Statements.

ATCHISON CASTING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share Data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001

NET SALES	$99,665	$116,924	$299,350	$321,941

COST OF GOODS SOLD	93,752	108,885	277,847	301,851

GROSS PROFIT	5,913	8,039	21,503	20,090

OPERATING EXPENSES:

Selling, general and administrative	9,564	12,271	29,651	33,928

Amortization of intangibles, net	(95)	(77)	(284)	(197)

Other income, net	—	—	—	(10,920)

Total operating expenses	9,469	12,194	29,367	22,811

OPERATING LOSS	(3,556)	(4,155)	(7,864)	(2,721)

INTEREST EXPENSE	2,786	2,982	8,335	8,532

MINORITY INTEREST IN NET INCOME (LOSS) OF SUBSIDIARIES	0	121	(38)	130

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	(6,342)	(7,258)	(16,161)	(11,383)

INCOME TAX BENEFIT	(7,050)	(2,254)	(6,694)	(2,915)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	708	(5,004)	(9,467)	(8,468)

CUMULATIVE EFFECT ON PRIOR YEARS (TO JUNE 30, 2000) OF A CHANGE IN ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS, NET OF $364 TAX BENEFIT				(546)

NET INCOME (LOSS)	$708	$(5,004)	$(9,467)	$(9,014)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED:

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	$0.09	$-0.65	$-1.23	$-1.10

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS				-0.07

NET INCOME (LOSS)	$0.09	$-0.65	$-1.23	$-1.17

WEIGHTED AVERAGE NUMBER OF SHARES USED IN CALCULATION:

BASIC	7,723,031	7,689,347	7,714,273	7,684,008

DILUTED	7,723,031	7,689,347	7,714,273	7,684,008

ATCHISON CASTING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001

NET INCOME (LOSS)	$708	$(5,004)	$(9,467)	$(9,014)

OTHER COMPREHENSIVE LOSS:

Foreign currency translation adjustments	$(884)	$(4,173)	$(696)	$(5,345)

OTHER COMPREHENSIVE LOSS	$(176)	$(9,177)	$(10,163)	$(14,359)

ATCHISON CASTING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In Thousands)

(Unaudited)

	Nine Months Ended March 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(9,467)	$(9,014)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,033	10,109
Minority interest in net income (loss) of subsidiaries	-38	121
(Gain) Loss on disposal of capital assets	-116	288
Loss on sale of subsidiary operations	209
Deferred income taxes	-24	500
Changes in assets and liabilities (exclusive of effects of dispositions):
Receivables	11,709	5,402
Income tax refund receivable	-7,146
Inventories	-183	-2,613
Other current assets	1,833	-424
Accounts payable	-7,930	11,724
Accrued expenses	908	-9,965
Postretirement obligation other than pension	917	708
Other	-1,062	-3,270

Cash provided by (used in) operating activities	-1,357	3,566

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	-2,976	-9,690
Proceeds from sale of capital assets	400	1,256
Proceeds from sale of net assets of subsidiary operations	3,777
Payment for purchase of stock in subsidiaries	-204	-591

Cash provided by (used in) investing activities	997	-9,025

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock, net of costs	96	57
Payments on long-term obligations	-9,281	-5,689
Capitalized financing costs paid	-1,429	-155
Net borrowings	11,253	8,631

Cash provided by financing activities	639	2,844

EFFECT OF EXCHANGE RATE ON CASH	12	-158

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	291	-2,773

CASH AND CASH EQUIVALENTS, Beginning of period	1,329	3,815

CASH AND CASH EQUIVALENTS, End of period	$1,620	$1,042

ATCHISON CASTING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Accounting Policies and Basis of Presentation

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of Atchison Casting Corporation and subsidiaries (the “Company”) for the year ended June 30, 2001, as included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows.  Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Certain March 31, 2001 amounts have been reclassified to conform with March 31, 2002 classifications.

2.             Inventories

	As of
	March 31, 2002	June 30, 2001
	(Thousands)

Raw materials	$6,665	$7,587
Work-in-process	39,105	38,889
Finished goods	8,688	10,138
Supplies	2,982	2,003
	$57,440	$58,617

3.             Income Taxes

Income tax expense (benefit) consisted of:

	Nine Months Ended March 31,
	2002	2001
	(Thousands)

Current:
Domestic	$ (7,146)*	$ (3,027)
Foreign	476	(752)
	(6,670)	(3,779)
Deferred:
Domestic	—	(717)
Foreign	(24)	1,217
	(24)	500

Total	$(6,694)	$(3,279)

*              The $7.1 million domestic benefit recorded currently represents the Company’s carry-back of net operating losses from the prior period as a result of a tax law change enacted in 2002 and additional losses generated through the nine months ended March 31, 2002.

4.             Supplemental Cash Flow Information

	Nine Months Ended March 31,
	2002	2001
	(Thousands)

Cash paid during the period for:
Interest	$8,291	$8,966
Income Taxes	$—	$—

Non-cash activity:
Notes Receivable and Equity Investments received in connection with sales of subsidiary operations	$1,059	$—

5.             Earnings Per Share

Following is a reconciliation of basic and diluted EPS.

For the three months ended March 31, 2002

	Net Income	Weighted Average Shares	Income Per Share
Basic EPS
Income available to common stockholders	$708,000	7,723,031	$0.09
Effect of Dilutive Securities:
Options	—	—	—
Diluted EPS	$708,000	7,723,031	$0.09

For the three months ended March 31, 2001

	Net Loss	Weighted Average Shares	Loss Per Share
Basic EPS
Loss available to common stockholders	$(5,004,000)	7,689,347	$(0.65)
Effect of Dilutive Securities:
Options	—	—	—
Diluted EPS	$(5,004,000)	7,689,347	$(0.65)

For the nine months ended March 31, 2002

	Net Loss	Weighted Average Shares	Loss Per Share
Basic EPS
Loss available to common stockholders	$(9,467,000)	7,714,273	$(1.23)
Effect of Dilutive Securities:
Options	—	—	—
Diluted EPS	$(9,467,000)	7,714,273	$(1.23)

For the nine months ended March 31, 2001

	Net Loss	Weighted Average Shares	Loss Per Share
Basic EPS
Loss before cumulative effect of a change in accounting principle available to common stockholders	$(8,468,000)	7,684,008	$(1.10)

Cumulative effect on prior years (to June 30, 2000) of a change in accounting for derivative financial instruments, net of $364,000 tax benefit	(546,000)	—	(0.07)
Effect of Dilutive Securities:
Options	—	—	—
Diluted EPS	$(9,014,000)	7,684,008	$(1.17)

6.             Derivative Instruments

Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of the Financial Accounting Standards Board (“FASB”) Statement No. 133.” This is presented in the Company’s consolidated financial statements as the cumulative effect of a change in accounting principle.

On March 31, 2001, the Company recorded its foreign exchange contracts (“FX contracts”) at their fair value of approximately $(1.8 million).  This resulted in a loss of approximately $1.5 million.  Additionally, the translation of the foreign denominated trade receivables resulted in an increase in the value of the receivables and the Company recorded a currency translation gain of approximately $169,000.

On March 31, 2002, the Company did not have any open FX Contracts in place.

7.             Closures and Sales

LA Die Casting

On February 20, 2002, the Company completed the sale of substantially all of the net assets of LA Die Casting, Inc. (“LA Die Casting”). After post-closing adjustments, the Company received approximately $3.5 million in cash and a note for the principal amount of $259,000 due in two years in exchange for assets and the assumption of liabilities by the buyer.  The note bears interest at the rate of 6.0% per year and requires quarterly payments of interest only during the two-year period. The Company recognized a loss on the sale of approximately $169,000.

For the third quarter of fiscal years 2001 and 2002, LA Die Casting recorded net sales of $2.0 million and $657,000,  respectively, and a net loss of $25,000 and $64,000, respectively.  For the first nine months of fiscal years 2001 and 2002, LA Die Casting recorded net sales of $6.5 million and $4.3 million, respectively, and a net income (loss) of $33,000 and $(79,000), respectively.

Jahn Foundry

On December 20, 2001, the Company completed the sale of substantially all of the net assets of Jahn Foundry Corp. (“Jahn Foundry”).  After post-closing adjustments, the Company received approximately $300,000 in cash, a minority ownership position in the buyer valued at $325,000 and a note (bearing interest at 6.0% per year) for the principal amount of $475,000 amortizing over 10 years in exchange for assets and the assumption of liabilities by the buyer.  The Company recognized a loss on the sale of approximately $40,000.

For the third quarter of fiscal 2001, Jahn Foundry recorded a net loss of $551,000 on sales of $2.2 million. For the first nine months of fiscal 2001, Jahn Foundry recorded a net loss of $2.0 million, excluding a non-recurring gain of $10.9 million recorded in the second quarter relating to insurance claims resulting from an industrial accident at Jahn Foundry on February 25, 1999, on sales of $6.1 million.  For the first nine months of fiscal 2002, Jahn Foundry recorded a net loss of $823,000 on sales of $2.9 million.

Empire Steel

The Company substantially completed the closure of Empire Steel, Inc. (“Empire”) by December 31, 2001, and transferred as much work as possible to other locations.  Empire was closed as to commercial work but continues to produce one product for the U.S. Government on an as-needed basis.  For the third quarter of fiscal years 2001 and 2002, Empire recorded net sales of $2.6 million and $910,000, respectively, and net losses of $409,000 and $89,000, respectively.  For the first nine months of fiscal years 2001 and 2002, Empire recorded net sales of $7.3 million and $5.0 million, respectively, and net losses of $1.8 million and $793,000, respectively.

The Company terminated approximately 106 employees at Empire and recognized a charge for severance benefits of approximately $50,000 in fiscal 2002.

8.             New Accounting Standards

The FASB has recently issued SFAS No. 141, “Business Combinations”, SFAS No. 142 “Goodwill and Other Intangible Assets”, SFAS No. 143 “Accounting for Asset Retirement Obligations” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and periodically reviewed for impairment. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 144 establishes accounting standards for long-lived assets and long-lived assets to be disposed of. SFAS Nos. 142 and 144 are effective for fiscal years beginning after December 15, 2001 and SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, so the Company will adopt these standards as of July 1, 2002. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

9.             Loan Amendments

In September 2001, Atchison Casting UK Limited (“ACUK”), a subsidiary of the Company, and Burdale Financial Limited (“Burdale”), an affiliate of Congress Financial Corporation, entered into a new financing agreement (the “Facility Agreement”).  This Facility Agreement provides for a facility of up to 25 million British pounds (approximately $35 million US), subject to certain eligibility calculations, to be used to fund working capital requirements at Sheffield Forgemasters Group, Ltd. (“Sheffield”), a subsidiary of ACUK, and up to 1.0 million British pounds for working capital at Fonderie d’Autun (“Autun”), the Company’s subsidiary in France.  In addition, the Facility Agreement will provide security for Sheffield’s foreign currency exchange contracts and performance bond commitments and was used to repay $5.0 million of intercompany working capital loans.  This facility matures on September 17, 2004 and is secured by substantially all of Sheffield’s assets in the U.K.  Loans under this Facility Agreement will bear interest at LIBOR plus 2.60%.  As of March 31, 2002, ACUK had drawn approximately $12.5 million under the Facility Agreement, and there was approximately $1.8 million available for borrowing.

On December 18, 2001, the Company and Harris Trust and Savings Bank, as agent for several lenders, entered into the Twelfth Amendment and Forebearance Agreement to the revolving credit facility (“Credit Agreement”).  The Twelfth Amendment, as amended, provides that, among other things, these lenders will forbear from enforcing their rights with respect to certain existing defaults through June 30, 2002.  The Credit Agreement, as amended, currently consists of a $69.7 million revolving credit facility. Asset sales and tax refunds have been used to reduce indebtedness.  Secured by substantially all of the Company’s North American assets, loans under this credit facility bear interest at prime plus 2.0%.  A new covenant regarding operating cash flow (minimum cumulative earnings before interest, taxes, amortization and depreciation) has also been added.  At March 31, 2002, $88,000 was available for borrowing under this facility after consideration of outstanding advances of $65.0 million with the remainder being letters of credit.

On December 18, 2001, the Company and the insurance company holding the senior notes (the “Notes”) entered the Ninth Amendment and Forbearance Agreement to the Note Purchase Agreement.  The Ninth Amendment, as amended, provides that, among other things, the Noteholder will forbear from enforcing its rights with respect to certain existing defaults through June 30, 2002.  Secured by substantially all of the Company’s North American assets, the Notes bear interest at 10.44%.  A new covenant regarding operating cash flow (minimum cumulative earnings before interest, taxes, amortization and depreciation) has also been added.

The Company is not in compliance, and does not expect to achieve compliance in the near term, with the operating cash flow covenant.  To date, the Company’s lenders have not enforced their rights with respect to this event of default.

The Company is in default with certain financial covenants of the term loan with General Electric Capital Corporation (“GE”). To date, GE has not enforced its rights with respect to certain events of default, but there can be no assurance that GE will not do so in the future.

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

The Company carries insurance for property and casualty damages (over $475 million of coverage), business interruption (approximately $115 million of coverage), general liability ($51 million of coverage) and workers’ compensation (up to full statutory liability) for itself and its subsidiaries. The Company recorded charges of $750,000 during the third quarter of fiscal 1999, primarily reflecting the deductibles under the Company’s various insurance policies.  At this time there can be no assurance that the Company’s ultimate costs and expenses resulting from the accident will not exceed available insurance coverage by an amount which could be material to its financial condition or results of operations and cash flows.

In November 2000, the Company and its insurance carrier settled the Jahn Foundry property portion of the Company’s claim.  The settlement provided, among other things, for (i) additional payments from the carrier in the amount of $2.6 million, (ii) that of the payments received to date, totaling $26.8 million, the insurance carrier will allocate no more than $9.5 million for property damage, (iii) that the remaining proceeds of $17.3 million will be allocated to business interruption losses and will not be subject to recovery by the insurance carrier and (iv) that the Company shall not be entitled to any additional payments unless it is determined by reference, appraisal, arbitration, litigation or otherwise that the Company’s business interruption losses exceed $17.3 million. The Company disagrees with the insurance carrier regarding the duration and amount of the business interruption losses.  The Company is seeking additional insurance payments through arbitration expected to occur during the latter part of calendar 2002.  There can be no assurance that the Company will ultimately receive any additional insurance payments or that the excess of the Company’s costs and expenses resulting from the accident over the insurance payments received will not be material to its financial condition or results of operations and cash flows.

As a result of the above settlement, the Company recorded a non-recurring gain of $10.9 million in the second quarter of fiscal 2001, which consisted of a $3.7 million business interruption insurance gain and a $7.2 million property insurance gain.   The property insurance gain primarily represents the difference between the net proceeds received for the property damage and the property’s net book value immediately before the accident.  These net proceeds were used to rebuild the damaged property and were accounted for as capital expenditures.

A civil action has been commenced in Massachusetts Superior State Court on behalf of the estates of deceased workers, their families, injured workers and their families, against the supplier of a chemical compound used in Jahn Foundry’s manufacturing process.  The supplier of the chemical compound, Borden Chemical, Inc., filed a Third Party Complaint against Jahn Foundry in Massachusetts Superior State Court on February 2, 2000 seeking indemnity for any liability it has to the plaintiffs in the civil action.  The Company’s comprehensive general liability insurance carrier has retained counsel on behalf of Jahn Foundry, and the Company is aggressively defending Jahn Foundry in the Third Party Complaint.  It is too early to assess the potential liability to Jahn Foundry for the Third Party Complaint, which in any event Jahn Foundry will aggressively defend.  In addition, Jahn Foundry has brought a Third Party Counterclaim against Borden and the independent sales representative of the chemical compound, J.R. Oldhan Company, seeking compensation for losses sustained in the explosion, including amounts covered by insurance.

On February 26, 2001, Borden filed a Third Party Complaint against the Company seeking contribution, under Massachusetts law, from the Company in the event that the plaintiffs prevail against Borden.  The Third Party Complaint alleges that the Company undertook a duty to oversee industrial hygiene, safety and maintenance at Jahn Foundry and that the Company designed, installed and maintained equipment and machinery at Jahn Foundry, and that the Company’s carelessness, negligence or gross negligence caused the explosion and resulting injuries.  It is too early to assess the potential liability for such a claim, which in any event the Company will aggressively defend.

On March 30, 2001, the plaintiffs in the civil action described above amended their complaint by adding the Company as a defendant.  The plaintiffs allege that the Company undertook a duty to oversee industrial hygiene, safety and maintenance at Jahn Foundry and that the Company’s carelessness, negligence or gross negligence caused the explosion and resulting injuries.  The plaintiffs seek an unspecified amount of damages and punitive damages.  It is too early to assess the potential liability to the Company for such claims, which in any event the Company will aggressively defend.  The Company has filed a cross-claim for contribution against Borden and J.R. Oldhan Company.

On December 20, 2001, the Company completed the sale of substantially all of the assets of Jahn Foundry (Note 7). However, the Company did not sell its right to any proceeds from any insurance settlement, arbitration, litigation or any proceeding relating to the industrial accident discussed above, nor did the buyer assume any such liabilities.

The Company, its chief executive officer, and its chief financial officer were named as defendants in five lawsuits filed following the Company’s announcements concerning the discovery of accounting irregularities at the Pennsylvania Foundry Group.  The cases have been consolidated before the U.S. District Court for the District of Kansas.  An amended complaint filed after the consolidation alleges, among other things, that the defendants intentionally or recklessly issued materially false and misleading financial statements in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  That complaint seeks certification of a class of purchasers of the Company’s common stock between December 10, 1997 and November 3, 2000 and asks for damages for the class in an unspecified amount.  An agreement in principle has been reached to settle the case.  The settlement, which is subject to the execution of definitive settlement documents and Court approval, calls for the establishment of a settlement fund consisting of $1.8 million, which will be paid by the Company’s insurance carrier.  All claims will be dismissed without any admission of liability or wrongdoing.

The Company understands that on or about November 29, 2000 the Securities and Exchange Commission issued a formal order of investigation as a result of the events underlying the Company’s earlier disclosure of certain accounting irregularities.  The Company is cooperating with the investigation.

In addition to these matters, from time to time, the Company is the subject of legal proceedings, including employee matters, commercial matters, environmental matters and similar claims in the normal course of business.  In the opinion of management, the resolution of these matters will not have a material effect on the Company’s consolidated financial statements.

The Company acquired Fonderie d’Autun (“Autun”) in France on February 25, 1999.  Autun specialized in the manufacture of cast iron radiators and boiler castings.  The Company’s strategy for Autun was to restructure the foundry to diversify into other products, principally automotive and appliance products.  Autun has made progress in diversifying into automotive and other products.  However, the start-up costs have been high.  In the first nine months of fiscal 2001, Autun recorded a net loss of $19,000 on sales of $13.5 million.  In the first nine months of fiscal 2002, Autun has recorded a net loss of $1.6 million on sales of $13.9 million.

On April 9, 2002, Autun filed a voluntary petition for reorganization with the local court in Chalons, France.  Autun was granted a six month period to prepare a plan of continuing operations for approval by the court.  If Autun is permitted to continue operations at a reduced employment level under a plan of reorganization, certain employee severance expenses may result.  If such expenses arise, there could be a charge in an amount between $1.0 million and $3.0 million.  These expenses would initially be paid by the French government, to whom Autun would be obligated to repay such amount over a period of years.  Such amount has not been recorded in the accompanying financial statements.

The Company contractually assumed certain contingent liabilities of up to 100 million francs (currently US $13.3 million) when it purchased Autun.  This contingency currently consists primarily of the cost of environmental cleanup/restoration, if any, in the event that the foundry was to be closed and a successful claim made by the French government against the prior owner.  The Company currently expects to continue operating Autun.  However, Autun must fund its working capital needs internally, as the Credit Agreement, Note Purchase Agreement and the Facility Agreement prohibit the Company from transferring funds to Autun to cover operating losses.  If Autun were unable to fund its own operations, there is a risk that it would have to cease operations, and may become subject to the above liabilities should the French government or a third party successfully make a claim against the prior owner.  The Company estimates that all contingent liabilities relating to Autun could total up to $20 million over a period of time.  Such amount has not been recorded in the accompanying statements.  Should Autun cease operations the Company would incur an impairment charge related to Autun’s fixed assets.  This impairment charge would not be material to the Company’s results of operations and cash flows.

11.           Financial Results and Management’s Plans

In fiscal 2001, the Company incurred a pre-tax loss of $34.5 million ($16.4 million excluding impairments charges of $18.1 million) and, as of March 31, 2002, the Company was not in compliance with certain financial covenants included in its debt agreements (See Note 9).

To address these conditions, management has taken or is in the process of taking the following actions:

Operations

The Company has closed four unprofitable foundries during fiscal 2001 and fiscal 2002.  Operations from these four foundries have been a major factor in the Company’s pre-tax losses, producing combined pretax losses in fiscal 2001 of $17.1 million ($15.5 million before impairment charges of $1.6 million).  Management has transferred a significant portion of the work previously performed by these locations to other foundries, thereby increasing the utilization and profitability of these other foundries.

Sale of Operations

The Company completed the sale of substantially all of the assets of Jahn Foundry on December 20, 2001 and LA Die Casting on February 20, 2002 (Note 7).

Other Actions

Management continues to pursue new or revised long-term debt arrangements with terms and covenants acceptable to the Company and to the lenders. As discussed in Note 9, over the past few years the Company has successfully negotiated with its lenders to obtain amendments, forbearances and waivers for violations of various covenants of its loan agreements, and the lenders have demonstrated a history of working with the Company in providing an adequate credit facility to meet its ongoing needs, and the Company currently has forbearance agreements which expire June 30, 2002.  The Company is not in compliance with the operating cash flow covenant contained in the current forbearance agreements.  The Company’s lenders have not enforced their rights with respect to this event of default.  However, there is no assurance that the lender will not choose to enforce their rights in the future.  The Company believes that its operating cash flow and amounts available for borrowing under its existing credit facility and the Facility Agreement will be adequate to fund its capital expenditure and working capital requirements through June 2002.

Management believes that certain of the existing loan arrangements must be revised or replaced to provide the Company with additional borrowing capacity and with financial covenants within such arrangements that are achievable by the Company. Management is currently in negotiations with various financial institutions to extend, renegotiate or replace the current credit agreements with a long-term credit facility, but there can be no assurance that management will be successful in these negotiations.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF

OPERATIONS AND FINANCIAL CONDITION

Results of Operations:

Net sales for the third quarter of fiscal 2002 were $99.7 million, representing a decrease of $17.2 million, or 14.7%, from net sales of $116.9 million in the third quarter of fiscal 2001.  Since the beginning of fiscal 2001, Atchison Casting Corporation (the “Company”) has completed the closure of four operations and the sale of two operations.  These operations generated net sales of $12.5 million and $1.6 million in the third quarter of fiscal 2001 and fiscal 2002, respectively, as follows:

Operation	FY01 3rd Qtr Net Sales	FY 02 3rd Qtr Net Sales
Closure of Claremont Foundry, Inc.	—	—
Closure of PrimeCast, Inc.	$4.6 million	—
Closure of Pennsylvania Steel Foundry & Machine Company	1.1 million	—
Sale of Jahn Foundry Corp	2.2 million	—
Closure of Empire Steel Castings, Inc.	2.6 million	$0.9 million
Sale of Los Angeles Die Casting, Inc.	2.0 million	0.7 million
	$12.5 million	$1.6 million

Much of Pennsylvania Steel Foundry & Machine Company’s (“Pennsylvania Steel”) and Empire Steel Castings, Inc.’s (“Empire Steel”) net sales were transferred to other Company locations.  Empire Steel was closed to commercial work, but does continue to produce one product for the U.S. Government on an as-needed basis.  As PrimeCast, Inc. (“PrimeCast”) was the Company’s only foundry that could produce large iron castings, only a portion of PrimeCast’s work was transferred to other operations of the Company.  In addition, net sales of LaGrange Foundry Inc. (“LaGrange”) decreased $2.4 million, or 42.6%, to $3.3 million in the third quarter of fiscal 2002.  This decrease is a result of reduced sales to LaGrange’s largest customer, Gardner Denver Machinery, Inc. (“Gardner Denver”). The remaining decrease in net sales was due primarily to decreases in net sales to the rail market.

Net sales for the first nine months of fiscal 2002 were $299.4 million, representing a decrease of $22.5 million, or 7.0%, from net sales of $321.9 million in the first nine months of fiscal 2001.  Since the beginning of fiscal 2001, the operations closed or sold by the Company generated net sales of $40.5 million and $12.4 million in the first nine months of fiscal 2001 and fiscal 2002, respectively, as follows:

Operation	FY01 First Nine Months Net Sales	FY 02 First Nine Months Net Sales
Closure of Claremont Foundry, Inc.	$0.8 million	—
Closure of PrimeCast, Inc.	14.9 million	0.2 million
Closure of Pennsylvania Steel Foundry & Machine Company	4.9 million	—
Sale of Jahn Foundry Corp	6.1 million	2.9 million
Closure of Empire Steel Castings, Inc.	7.3 million	5.0 million
Sale of Los Angeles Die Casting, Inc.	6.5 million	4.3 million
	$40.5 million	$12.4 million

Net sales at LaGrange decreased $4.3 million, or 27.9%, to $11.1 million for the first nine months of fiscal 2002.  Partially offsetting these factors were increases in net sales to the power generation and steel markets somewhat offset by a decrease in net sales to the rail market.

Gross profit for the third quarter of fiscal 2002 decreased $2.1 million, or 26.3%, to $5.9 million, or 5.9% of net sales, compared to $8.0 million, or 6.9% of net sales, for the third quarter of fiscal 2001.  The decrease in gross profit and gross profit as a percentage of net sales was primarily due to lower net sales and reduced absorption of overhead at the Company’s subsidiaries serving the rail market and reduced gross profits at Sheffield Forgemasters Group Limited (“Sheffield”) and La Grange.  Partially offsetting these factors was the elimination of gross losses incurred at the operations closed or sold since the beginning of fiscal 2001.

The gross profit at Sheffield in the third quarter of fiscal 2002 decreased $1.5 million, to a gross profit of $905,000, or 3.3% of net sales, compared to a gross profit of $2.4 million, or 8.5% of net sales, in the third quarter of fiscal 2001, primarily reflecting the impact of the strong British pound and the competitive environment of the markets served by Sheffield on quoted margins.  The gross profit at LaGrange in the third quarter of fiscal 2002 decreased $1.1 million, to a gross loss of $640,000, or 19.7% of net sales, compared to a gross profit of $462,000, or 8.1% of net sales, in the third quarter of fiscal 2001, reflecting the lower absorption of overhead resulting from reduced volumes from LaGrange’s primary customer, Gardner Denver.  The Company has taken several actions to improve the performance of LaGrange and continues to monitor the performance of LaGrange.  Offsetting these factors was a decrease in the gross losses at PrimeCast, Pennsylvania Steel, Empire Steel and Jahn Foundry, Corp. (“Jahn Foundry”) by an aggregate of $3.0 million from the gross losses at these locations in the third quarter of fiscal 2001.  In addition, decreased fuel costs increased gross profit by approximately $2.3 million in the third quarter of fiscal 2002 compared to the prior year period.

Gross profit for the first nine months of fiscal 2002 increased $1.4 million, or 7.0%, to $21.5 million, or 7.2% of net sales, compared to $20.1 million, or 6.2% of net sales, for the first nine months of fiscal 2001.  The increase in gross profit and gross profit as a percentage of net sales was primarily due to the substantial elimination of the gross losses incurred at the operations closed or sold since the beginning of fiscal 2001 and a decrease in fuel costs of approximately $2.3 million.  Offsetting this improvement was a decrease in gross profit at Sheffield and LaGrange.

The gross losses at Claremont Foundry, Inc. (“Claremont”), PrimeCast, Pennsylvania Steel, Empire Steel and Jahn Foundry in the first nine months of fiscal 2002 decreased by an aggregate of $7.9 million from the gross losses at these locations in the first nine months of fiscal 2001.  The gross profit at Sheffield in the first nine months of fiscal 2002 decreased $2.5 million, to a gross profit of $4.6 million, or 5.6% of net sales, compared to a gross profit of $7.1 million, or 9.0% of net sales, in the first nine months of fiscal 2001, primarily reflecting the impact of the strong British pound and the competitive environment of the markets served by Sheffield on quoted margins.  The gross profit at LaGrange in the first nine months of fiscal 2002 decreased $2.3 million, to a gross loss of $1.3 million, or 11.9% of net sales, compared to a gross profit of $1.0 million, or 6.5% of net sales, in the first nine months of fiscal 2001, reflecting the lower absorption of overhead resulting from reduced volumes from LaGrange’s primary customer, Gardner Denver.

Selling, general and administrative expense (“SG&A”) for the third quarter of fiscal 2002 was $9.6 million, or 9.6% of net sales, compared to $12.3 million, or 10.5% of net sales, in the third quarter of fiscal 2001.  For the first nine months of fiscal 2002, SG&A was $29.7 million, or 9.9% of net sales, compared to $33.9 million, or 10.5% of net sales, for the first nine months of fiscal 2001.  The reduction in SG&A expense in both period is primarily due to the reduction in SG&A expense at the facilities the Company has closed or sold since the beginning of fiscal 2001 and the inclusion in the prior year periods of expenses relating to the investigation of the accounting irregularities at the Company’s Pennsylvania Foundry Group of operations and net losses to record the Company’s foreign exchange contracts and related foreign denominated trade receivables at fair value.  Included in the third quarter and first nine months of fiscal 2001 were expenses of approximately $390,000 and $870,000, respectively, relating to the investigation of the accounting irregularities at the Pennsylvania Foundry Group.  Included in the third quarters of fiscal 2001 and fiscal 2002 were net gains (losses) of approximately ($1.5) million and $126,000, respectively, to record the Company’s foreign exchange contracts and related foreign denominated receivables at fair value.  For the first nine months of fiscal 2001 and fiscal 2002, the Company recorded net gains (losses) of approximately ($855,000) and $709,000, respectively, to record the Company’s foreign exchange contracts and related foreign denominated receivables at fair value.  Also included in the first nine months of fiscal 2001 and fiscal 2002 were expenses of approximately $1.0 million and $1.1 million, respectively, incurred by the Company in pursuing various options to refinance its bank credit facility.

The Company has recorded intangible assets, consisting of goodwill, in connection with certain of the Company’s acquisitions.  Amortization of these assets for the third quarter of fiscal 2002 was $299,000, or 0.3% of net sales, as compared to $338,000, or 0.3% of net sales, in the third quarter of fiscal 2001.  Amortization of these assets for the first nine months of fiscal 2002 was $915,000, or 0.3% of net sales, as compared to $1.0 million, or 0.3% of net sales, in the first nine months of fiscal 2001.  The Company has also recorded a liability, consisting of the excess of acquired net assets over cost (“negative goodwill”), in connection with the acquisition of Fonderie d’Autun (“Autun”).  The amortization of negative goodwill was a credit to income in the third quarter of fiscal

2002 of $394,000, or 0.4% of net sales, as compared to $415,000, or 0.4% of net sales, in the third quarter of fiscal 2001.  The amortization of negative goodwill was a credit to income in the first nine months of fiscal 2002 of $1.2 million, or 0.4% of net sales, as compared to $1.2 million, or 0.4% of net sales, in the first nine months of fiscal 2001.

Other income for the first nine months of fiscal 2001 was $10.9 million, which was a non-recurring gain consisting of $3.7 million and $7.2 million against the Company’s business interruption and property damage claims, respectively, relating to the industrial accident at Jahn Foundry on February 25, 1999.  The property insurance gain primarily represents the difference between the net proceeds received for the property damage and the property’s net book value immediately before the accident. (see Note 7)

The Company substantially completed the closure of Empire by December 31, 2001, and transferred as much work as possible to other locations.  Empire was closed as to commercial work, but continues to produce one product for the U.S. Government on an as-needed basis.  For the third quarter of fiscal years 2001 and 2002, Empire recorded net sales of $2.6 million and $910,000, respectively, and net losses of $409,000 and $89,000, respectively.  For the first nine months of fiscal years 2001 and 2002, Empire recorded net sales of $7.3 million and $5.0 million, respectively, and net losses of $1.8 million and $793,000, respectively. The Company terminated approximately 106 employees at Empire and recognized a charge for severance benefits of approximately $50,000 in fiscal 2002.

On December 20, 2001, the Company completed the sale of substantially all of the net assets of Jahn Foundry. After post-closing adjustments, the Company received approximately $300,000 in cash, a minority ownership position in the buyer valued at $325,000 and a note (bearing interest at 6.0% per year) for the principal amount of $475,000 amortizing over ten years in exchange for assets and the assumption of liabilities by the buyer.  The Company recognized a loss of the sale of approximately $40,000.  For the third quarter of fiscal 2001, Jahn Foundry recorded a net loss of $551,000 on net sales of $2.2 million.  For the first nine months of fiscal year 2001, Jahn Foundry recorded a net loss of $2.0 million, excluding a non-recurring gain of $10.9 million recorded in the second quarter relating to insurance claims resulting from an industrial accident at Jahn Foundry on February 25, 1999, on sales of $6.1 million.  For the first nine months of fiscal 2002, Jahn Foundry recorded a net loss of $823,000 on sales of $2.9 million.

On February 20, 2002, the Company completed the sale of substantially all of the net assets of LA Die Casting, Inc. (“LA Die Casting”).  After post-closing adjustments, the Company received approximately $3.5 million in cash and a note for the principal amount of $259,000 due in two years in exchange for assets and the assumption of liabilities by the buyer.  The note bears interest at the rate of 6.0% per year and requires quarterly payments of interest only during the two year period.  The Company recognized a loss on the sale of approximately $169,000.  For the third quarter of fiscal years 2001 and 2002, LA Die Casting recorded  net sales of $2.0 million and $657,000, respectively, and a net loss of $25,000 and $64,000, respectively.  For the first nine months of fiscal years 2001 and 2002, LA Die Casting recorded net sales of $6.5 million and $4.3 million, respectively, and a net income (loss) of $33,000 and $(79,000), respectively.

Interest expense for the third quarter of fiscal 2002 was $2.8 million, or 2.8% of net sales, compared to $3.0 million, or 2.6% of net sales, in the third quarter of fiscal 2001.  Interest expense for the first nine months of fiscal 2002 was $8.3 million, or 2.8% of net sales, compared to $8.5 million, or 2.7% of net sales, in the first nine months of fiscal 2001.  The interest expense primarily reflects higher average levels of outstanding indebtedness, offset by lower average interest rates.

The Company recorded income tax benefit of $7.1 million and $6.7 million in the third quarter and first nine months of fiscal 2002, respectively.  Due to the Company’s current income tax position, no income tax benefit was recorded in connection with the losses incurred.  However, as a result of a tax law change enacted in March 2002, the Company was able to carry back its prior period net operating losses an additional three years.  This resulted in an income tax refund of approximately $5.5 million relating to such prior period losses and a projected income tax refund of approximately $1.6 million with respect to losses incurred during the nine months ended March 31, 2002, which was recorded in the third quarter of fiscal 2002.  Income tax benefits of $2.3 million and $2.9 million were recorded in the third quarter and first nine months of fiscal 2001, respectively. The Company’s income tax benefit for the third quarter and first nine months of fiscal 2001 reflect the combined effective tax rates of the different federal, state and provincial jurisdictions in which the Company operates, and the proportion of taxable income earned in each of those tax jurisdictions.

As a result of the foregoing, the net income for the third quarter of fiscal 2002 was $708,000 compared to a net loss of $5.0 million for the third quarter of fiscal 2001.  The net loss for the first nine months of fiscal 2002 was $9.5 million compared to a net loss of $9.0 million for the first nine months of fiscal 2001.

Liquidity and Capital Resources:

Cash used in operating activities for the first nine months of fiscal 2002 was $1.4 million, compared to cash provided by operations of $3.6 million for the first nine months of fiscal 2001.  This change was primarily attributable to a reduction in trade payable balances.

Working capital was a negative $42.4 million at March 31, 2002, as compared to a negative $52.9 million at June 30, 2001.  The change in working capital levels primarily reflect a reduction in trade payable balances and outstanding borrowings under the Company’s revolving credit facilities, partially offset by a reduction in trade receivable balances.  The working capital levels also reflect the classification of $94.6 million and $105.3 million of the Company’s bank credit facility, term loan and senior notes with an insurance company as current at March 31, 2002 and June 30, 2001, respectively.  The Company is not in compliance with certain financial covenants under the Credit Agreement, Note Purchase Agreement and the GE Financing, as defined below, and, accordingly, such amounts have been classified as current liabilities.

During the first nine months of fiscal 2002, the Company made capital expenditures of $3.0 million, as compared to $9.7 million for the first nine months of fiscal 2001.  Included in the first nine months of fiscal 2001 were capital expenditures of $4.1 million to rebuild the shell molding area and boiler room damaged in the industrial accident on February 25, 1999 at Jahn Foundry (see below).  The balance of capital expenditures in both periods were used for routine projects at each of the Company’s facilities.

As discussed above, the Company has sold substantially all of the net assets of Jahn Foundry and LA Die Casting.

The Company has four primary credit facilities: a revolving credit facility with Harris Trust and Savings Bank, as agent for several lenders (the “Credit Agreement”); senior notes (the “Notes”) with an insurance company issued under a note purchase agreement (the “Note Purchase Agreement”); a term loan with General Electric Capital Corporation (the “GE Financing”); and a receivables program combined with a revolving credit facility with Burdale Financial Limited pursuant to a facility agreement (the “Facility Agreement”).  Each of these facilities require compliance with various covenants, including, but not limited to, financial covenants related to equity levels, cash flow requirements, fixed charge coverage ratios and ratios of debt to equity.

In September 2001, ACUK, a subsidiary of the Company and its subsidiaries, and Burdale Financial Limited entered into the Facility Agreement.  This Facility Agreement provides for a facility of up to 25 million British pounds (approximately $35 million US), subject to certain eligibility calculations, to be used to fund working capital requirements at Sheffield, a subsidiary of ACUK, and up to 1.0 million British pounds for working capital at Autun, the Company’s subsidiary in France.  In addition, the Facility Agreement provides security for Sheffield’s foreign currency exchange contracts and performance bond commitments and was used to repay $5.0 million of an intercompany working capital loan ($1.1 million of which was paid to certain of the lenders as principal payments).  This facility matures on September 17, 2004 and is secured by substantially all of Sheffield’s assets in the U.K.  Loans under this Facility Agreement bear interest at LIBOR plus 2.60% (6.725% at March 31, 2002).  As of March 31, 2002, ACUK had drawn approximately $12.5 million under the Facility Agreement.  The Company is currently in compliance with the covenants under the Facility Agreement.

On December 18 2001, the Company entered into the Twelfth Amendment and Forbearance Agreement to the Credit Agreement and the Eighth Amendment and Forbearance Agreement to the Note Purchase Agreement.  These amendments, as modified, provide that, among other things, these lenders will forbear from enforcing their rights with respect to certain existing defaults through June 30, 2002.

The Credit Agreement, as amended, currently consists of a $69.7million revolving credit facility. Asset sales and tax refunds have been used to reduce indebtedness.  In addition to the financial covenants, the Credit Agreement contains restrictions on, among other things, acquisitions, additional indebtedness, further investments in Autun and the use of net proceeds from the sale of assets (other than inventory), insurance settlements and other non-recurring items.  Secured by substantially all of the Company’s North American assets, loans under this revolving credit facility bear interest at fluctuating rate of the agent bank’s corporate base rate plus 2.0% (6.75% at March 31, 2002).

At March 31, 2002, Notes with an aggregate principal amount of $10.7 million were outstanding with interest accruing at 10.44% per year.  The Note Purchase Agreement provides for annual principal payments of $2.9 million, the most recent of which has not been paid.  The Notes are secured by the same assets that secure the Credit Agreement and contain similar restrictions to those described above under the Credit Agreement.

At March 31, 2002, the balance of the term loan under the GE Financing was $27.4 million.  The Company has made all required monthly principal payments of $291,667 plus accrued interest.  The GE Financing is secured by certain of the Company's fixed assets, real estate, equipment, furniture and fixtures located in Atchison, Kansas and St. Joseph, Missouri, matures in December 2004 and bears interest at a fixed rate of 9.05% per year.

The Company is in default under the Credit Agreement, Note Purchase Agreement and the GE Financing. To date, the lenders have not enforced their rights with respect to certain events of default, but there can be no assurance that they will not do so in the future.  During much of fiscal 2001 and to date in fiscal 2002, the Company borrowed the full amount of the revolving credit facility under the Credit Agreement and managed its cash position accordingly.  To date, the Company has been able to meet its cash needs by traditional cash management procedures in addition to:  (1) the collection of tax refunds resulting from the operating losses at the Pennsylvania Foundry Group and other operations, (2) accelerated collections of receivables from certain longstanding customers from time to time, (3) the reduction of expenses after closing locations operating with a negative cash flow, (4) the reduction of discretionary capital expenditures, and (5) recently, funds available through the Facility Agreement, particularly for its operations in the U.K. and France.  The Company is also seeking the recovery under various insurance policies for losses due to the accounting irregularities at the Pennsylvania Foundry Group and the industrial accident at Jahn Foundry.  In addition, the Company is pursuing other responsible parties.  There can be no assurance that such actions will be successful in recovering funds or that they will allow the Company to operate without additional borrowing capacity.

Compliance with certain financial covenants under the Credit Agreement, Note Purchase Agreement and the GE Financing is determined on a “trailing-twelve-month” basis. The results through March were below results needed to achieve compliance with these covenants under the Credit Agreement, Note Purchase Agreement and the GE Financing.  Accordingly, the Company is currently negotiating with new and existing financial institutions to extend its current arrangements while it attempts to establish a new credit facility with covenants that the Company believes it will be able to satisfy and additional borrowing capacity.  During the past several years, the Company has been able to negotiate operating flexibility with its lenders, although future success in achieving any such renegotiations or refinancings, or the specific terms thereof, including interest rates, capital expenditure limits or borrowing capacity, cannot be assured.  The Company believes that its operating cash flow and amounts available for borrowing under its existing credit facility and the Facility Agreement will be adequate to fund its capital expenditure and working capital requirements through June 2002.  However, the level of capital expenditure and working capital requirements may be greater than currently anticipated as a result of unforeseen expenditures such as compliance with environmental laws and the accident at Jahn Foundry.  If the Company fails to amend its financial covenants on terms favorable to the Company, the Company will continue to be in default under such covenants.  Accordingly, the lenders could accelerate the debt under the Credit Agreement which, in turn, would permit acceleration of the Notes under the Note Purchase Agreement and the indebtedness under the GE Financing. If the lenders accelerate their indebtedness, there can be no assurance that the Company would be able to locate alternative sources of financing.

Total indebtedness of the Company at March 31, 2002 was $123.6 million, as compared to $121.5 million at June 30, 2001.  This increase primarily reflects borrowings of $12.5 million under the Facility Agreement, partially offset by principal payments aggregating $8.6 million under the Credit Agreement, Note Purchase Agreement and the GE Financing.  At March 31, 2002 the Company had approximately $88,000 available for borrowing under its revolving credit facility under the Credit Agreement and there was approximately $1.8 million available for borrowing under the Facility Agreement.

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

The Company carries insurance for property and casualty damages (over $475 million of coverage), business interruption (approximately $115 million of coverage), general liability ($51 million of coverage) and workers’ compensation (up to full statutory liability) for itself and its subsidiaries. The Company recorded charges of $750,000 during the third quarter of fiscal 1999, primarily reflecting the deductibles under the Company’s various insurance policies.  At this time there can be no assurance that the Company’s ultimate costs and expenses resulting from the accident will not exceed available insurance coverage by an amount which could be material to its financial condition or results of operations and cash flows.

In November 2000, the Company and its insurance carrier settled the Jahn Foundry property portion of the Company’s claim.  The settlement provided, among other things, for (i) additional payments from the carrier in the amount of $2.6 million, (ii) that of the payments received to date, totaling $26.8 million, the insurance carrier will allocate no more than $9.5 million for property damage, (iii) that the remaining proceeds of $17.3 million will be allocated to business interruption losses and will not be subject to recovery by the insurance carrier and (iv) that the Company shall not be entitled to any additional payments unless it is determined by reference, appraisal, arbitration, litigation or otherwise that the Company’s business interruption losses exceed $17.3 million.  The Company disagrees with the insurance carrier regarding the duration and amount of the business interruption losses.  The Company is seeking additional insurance payments through arbitration expected to occur during the latter part of calendar 2002.  There can be no assurance that the Company will ultimately receive any additional insurance payments or that the excess of the Company’s costs and expenses resulting from the accident over the insurance payments received will not be material to its financial condition or results of operations and cash flows.

A civil action has been commenced in Massachusetts Superior State Court on behalf of the estates of deceased workers, their families, injured workers and their families, against the supplier of a chemical compound used in Jahn Foundry’s manufacturing process.  The supplier of the chemical compound, Borden Chemical, Inc., filed a Third Party Complaint against Jahn Foundry in Massachusetts Superior State Court on February 2, 2000 seeking indemnity for any liability it has to the plaintiffs in the civil action.  The Company’s comprehensive general liability insurance carrier has retained counsel on behalf of Jahn Foundry, and the Company is aggressively defending Jahn Foundry in the Third Party Complaint.  It is too early to assess the potential liability to Jahn Foundry for the Third Party Complaint, which in any event Jahn Foundry will aggressively defend.  In addition, Jahn Foundry has brought a Third Party Counterclaim against Borden and the independent sales representative of the chemical compound, J.R. Oldhan Company, seeking compensation for losses sustained in the explosion, including amounts covered by insurance.

On February 26, 2001, Borden filed a Third Party Complaint against the Company seeking contribution, under Massachusetts law, from the Company in the event that the plaintiffs prevail against Borden.  The Third Party Complaint alleges that the Company undertook a duty to oversee industrial hygiene, safety and maintenance at Jahn Foundry and that the Company designed, installed and maintained equipment and machinery at Jahn Foundry, and that the Company’s carelessness, negligence or gross negligence caused the explosion and resulting injuries.  It is too early to assess the potential liability for such a claim, which in any event the Company will aggressively defend.

On March 30, 2001, the plaintiffs in the civil action described above amended their complaint by adding the Company as a  defendant.  The plaintiffs allege that the Company undertook a duty to oversee industrial hygiene, safety and maintenance at Jahn Foundry and that the Company’s carelessness, negligence or gross negligence caused the explosion and resulting injuries.  The plaintiffs seek an unspecified amount of damages and punitive damages.  It is too early to assess the potential liability to the Company for such claims, which in any event the Company will aggressively defend.  The Company has filed a cross-claim for contribution against Borden and J.R. Oldhan Company.

On December 20, 2001, the Company completed the sale of substantially all of the assets of Jahn Foundry, as described above. However, the Company did not sell its right to any proceeds from any insurance settlement, arbitration, litigation or any proceeding relating to the industrial accident discussed above, nor did the buyer assume any such liabilities.

The Company, its chief executive officer, and its chief financial officer were named as defendants in five lawsuits filed following the Company’s announcements concerning the discovery of accounting irregularities at the Pennsylvania Foundry Group.  The cases have been consolidated before the U.S. District Court for the District of Kansas.  An amended complaint filed after the consolidation alleges, among other things, that the defendants intentionally or recklessly issued materially false and misleading financial statements in violation of Section 10(b) of the Securities Exchange Act of 1934 and

Rule 10b-5 promulgated thereunder.  That complaint seeks certification of a class of purchasers of the Company’s common stock between December 10, 1997 and November 3, 2000 and asks for damages for the class in an unspecified amount.   An agreement in principle has been reached to settle the case.  The settlement, which is subject to the execution of definitive settlement documents and Court approval, calls for the establishment of a settlement fund consisting of $1.8 million, which will be paid by the Company’s insurance carrier.  All claims will be dismissed without any admission of liability or wrongdoing.

The Company understands that on or about November 29, 2000 the Securities and Exchange Commission issued a formal order of investigation as a result of the events underlying the Company’s earlier disclosure of certain accounting irregularities.  The Company is cooperating with the investigation.

The Company acquired Autun in France on February 25, 1999.  Autun specialized in the manufacture of cast iron radiators and boiler castings.  The Company’s strategy for Autun was to restructure the foundry to diversify into other products, principally automotive and appliance products.  Autun has made progress in diversifying into automotive and other products.  However, the start-up costs have been high.  In the first nine months of fiscal 2001, Autun recorded a net loss of $19,000 on sales of $13.5 million.  In the first nine months of fiscal 2002, Autun has recorded a net loss of $1.6 million on sales of $13.9 million.

On April 9, 2002, Autun filed a voluntary petition for reorganization with the local court in Chalons, France.  Autun was granted a six month period to prepare a plan of continuing operations for approval by the court.  If Autun is permitted to continue operations at a reduced employment level under a plan of reorganization, certain employee severance expenses may result.  If such expenses arise, there could be a charge in an amount between $1.0 million and $3.0 million.  These expenses would initially be paid by the French government, to whom Autun would be obligated to repay such amount over a period of years.  Such amount has not been recorded in the accompanying financial statements.

The Company contractually assumed certain contingent liabilities of up to 100 million francs (currently US $13.3 million) when it purchased Autun.  This contingency currently consists primarily of the cost of environmental cleanup/restoration, if any, in the event that the foundry was to be closed and a successful claim made by the French government against the prior owner.  The Company currently expects to continue operating Autun.  However, Autun must fund its working capital needs internally, as the Credit Agreement, Note Purchase Agreement and the Facility Agreement prohibit the Company from transferring funds to Autun to cover operating losses.  If Autun were unable to fund its own operations, there is a risk that it would have to cease operations, and may become subject to the above liabilities should the French government or a third party successfully make a claim against the prior owner.  The Company estimates that all contingent liabilities relating to Autun could total up to $20 million over a period of time. Such amount has not been recorded in the accompanying financial statements.  Should Autun cease operations the Company would incur an impairment charge related to Autun’s fixed assets.  This impairment charge would not be material to the Company’s results of operations and cash flows.

Critical Accounting Policies

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company believes its critical accounting policies are as follows:

•     Valuation of long-lived assets and goodwill

•    Estimation of Potential Warranty Claims

•     Workers’ Compensation and Health Insurance reserves

•     Pension Cost and Prepaid Pension Cost

•     Accounting for Income Taxes

Valuation of Long-lived Assets and Goodwill

The Company assesses the impairment of identifiable long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors considered important which could trigger an impairment review include the following:

•   significant changes in the strategy of the Company’s overall business;

•   significant underperformance relative to expected historical or projected future operating results;

•    significant changes in the sales levels with the key customers served by any subsidiary

•    significant negative industry or economic trends.

When it is determined that the carrying value of long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company projects the undiscounted cash flow expected to be derived from such asset.  The carrying value of a long-lived asset or goodwill is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value.  The impairment is measured based on a projected discounted cash flow method using a discount rate which approximates the Company’s incremental borrowing rate.  Net long-lived assets and goodwill amounted to $100.8 million and $22.3 million, respectively, as of March 31, 2002.  A change in events or circumstances resulting in an impairment to long-lived assets or goodwill could have a material impact on the Company’s results of operations and financial position.

On July 1, 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” will become effective for the Company.  As a result, the Company will cease to amortize approximately $22.3 million of goodwill.  For fiscal 2001 and the first nine months of fiscal 2002, the Company recorded amortization expense of $1.4 million and $915,000, respectively, relating to the amortization of goodwill.  In lieu of amortization, the Company is required to perform an initial impairment review of goodwill in fiscal 2003 and an annual impairment review thereafter.  The Company expects to complete its initial review during the first half of fiscal 2003.

Estimation of Potential Warranty Claims

The Company warrants that every product will meet a set of specifications, which is mutually agreed upon with each customer.  The Company’s warranty policy provides for the repair or replacement of its products and excludes contingency costs.  The Company maintains reserves for warranty charges based on specific claims made by customers, for which management estimates a final settlement of the claim, and for expected claims not yet received based on historical results, which management believes provides a reasonable indicator and basis for claims not yet received.  Significant management judgments must be made and used in connection with establishing warranty reserves.  Unforeseen circumstances could result in revisions to these estimates that are material to the Company’s financial statements.  The provision for warranty expense was $7.3 million and $9.0 million at March 31, 2002 and June 30, 2001, respectively.

Workers’ Compensation and Employee Health Care Reserves

The Company’s U.S. operations primarily self-insure for workers’ compensation and employee health care expense.  The Company bases its reserves for workers’ compensation expense primarily on estimates provided by third-party administrators and its reserves for health care expense on historical claims experience.  Significant management judgments and estimates are made in establishing these reserves.  The Company’s reserve for workers’ compensation and employee health care was $4.9 million and $4.0 million at March 31, 2002 and June 30, 2001, respectively.  At March 31, 2002, the Company had letters of credit aggregating $2.1 million and a certificate of deposit of $550,000 which support claims for workers’ compensation benefits.

Pension Cost and Prepaid Pension Cost

The Company’s pension cost and prepaid pension cost are dependent on assumptions used in calculating such amounts.  These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on plan assets, mortality rates and other factors.  In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded asset or obligation in future periods.  While the Company believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may have a material impact on the Company’s results of operations and financial position.

Accounting for Income Taxes

As part of the process of preparing the Company’s consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates.  This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet.  The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance.  To the extent the valuation allowance is established or increased, an expense must be included within the tax provision in the statement of operations.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets.  The Company has recorded a valuation allowance against its net deferred tax assets of approximately $30.0 million and $31.0 million as of March 31, 2002 and June 30, 2001, respectively, due to uncertainties related to the Company’s ability to utilize some of its deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire.  The valuation allowance is based on the Company’s estimates of taxable income by jurisdiction in which it operates and the period over which the deferred tax assets will be recoverable.  In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance, which could materially impact the Company’s financial position and results of operations.

The net deferred tax liability as of March 31, 2002 and June 30, 2001 was approximately $2.0 million and $2.1 million, net of a valuation allowance of $30.0 million and $31.0 million, respectively.

Forward-Looking Statements

The section entitled “Liquidity and Capital Resources” contains forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements such as “expects,” “intends,” “contemplating” and statements regarding quarterly fluctuations, statements regarding the adequacy of funding for capital expenditure and working capital requirements for the next twelve months and similar expressions that are not historical are forward-looking statements that involve risks and uncertainties.  Such statements include the Company’s expectations as to future performance.  Among the factors that could cause actual results to differ materially from such forward-looking statements are the following: costs of closing foundries, business conditions and the state of the general economy, particularly the capital goods industry, the strength of the U.S. dollar, British pound sterling and the Euro, interest rates, the results of the reorganization of the Company’s wholly-owned subsidiary Autun, the amount of any claims made against Autun’s prior owner which are the subject of certain guarantees, the Company’s ability to renegotiate or refinance its lending arrangements, utility rates, the availability of labor, the successful conclusion of union contract negotiations, the results of any litigation arising out of the accident at Jahn Foundry, results of any litigation or regulatory proceedings arising from the accounting irregularities at the Pennsylvania Foundry Group, the competitive environment in the casting industry and changes in laws and regulations that govern the Company’s business, particularly environmental regulations.

ITEM 3.

DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative information about market risk was addressed in Item 7A of the Company's Form 10-K for the fiscal year ended June 30, 2001.

The Company’s primary interest rate exposures relate to its cash and short-term investments, fixed and variable rate debt and interest rate swaps, which are mainly exposed to changes in short-term interest rates (e.g. USD LIBOR). The potential loss in fair values is based on an immediate change in the net present values of the Company’s interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% change in interest rates would have an impact on the Company’s earnings before income tax of approximately $564,000 and $700,000 in the first nine months of fiscal 2001 and fiscal 2002, respectively.

The Company’s exposure to fluctuations in currency rates against the British pound, Euro, and Canadian dollar result from the Company’s holdings in cash and short-term investments and its historical utilization of foreign currency forward exchange contracts to hedge customer receivables and firm commitments. The potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of the Company’s currency exposures due to a 10% shift in exchange rates versus the British pound and Canadian dollar. The potential loss in cash flows and earnings is based on the change in cash flow and earnings over a one-year period resulting from an immediate 10% change in currency exchange rates versus the British pound, Euro and Canadian dollar.  Based on the Company’s holdings of financial instruments at March 31, 2001 and March 31, 2002, a hypothetical 10% depreciation in the British pound, Euro and the Canadian dollar versus all other currencies would have an impact on the Company’s earnings before income tax of approximately $4.4 million and $41,000 in the first nine months of fiscal 2001 and fiscal 2002, respectively.

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

The Company carries insurance for property and casualty damages (over $475 million of coverage), business interruption (approximately $115 million of coverage), general liability ($51 million of coverage) and workers’ compensation (up to full statutory liability) for itself and its subsidiaries. The Company recorded charges of $750,000 during the third quarter of fiscal 1999, primarily reflecting the deductibles under the Company’s various insurance policies.  At this time there can be no assurance that the Company’s ultimate costs and expenses resulting from the accident will not exceed available insurance coverage by an amount which could be material to its financial condition or results of operations and cash flows.

In November 2000, the Company and its insurance carrier settled the Jahn Foundry property portion of the Company’s claim.  The settlement provided, among other things, for (i) additional payments from the carrier in the amount of $2.6 million, (ii) that of the payments received to date, totaling $26.8 million, the insurance carrier will allocate no more than $9.5 million for property damage, (iii) that the remaining proceeds of $17.3 million   will be allocated to business interruption losses and will not be subject to recovery by the insurance carrier and (iv) that the Company shall not be entitled to any additional payments unless it is determined by reference, appraisal, arbitration, litigation or otherwise that the Company’s business interruption losses exceed $17.3 million.  The Company disagrees with the insurance carrier regarding the duration and amount of the business interruption losses.  The Company is seeking additional insurance payments through arbitration.  There can be no assurance that the Company will ultimately receive any additional insurance payments or that the excess of the Company’s costs and expenses resulting from the accident over the insurance payments received will not be material to its financial condition or results of operations and cash flows.

A civil action has been commenced in Massachusetts Superior State Court on behalf of the estates of deceased workers, their families, injured workers and their families, against the supplier of a chemical compound used in Jahn Foundry’s manufacturing process.  The supplier of the chemical compound, Borden Chemical, Inc., filed a Third Party Complaint against Jahn Foundry in Massachusetts Superior State Court on February 2, 2000 seeking indemnity for any liability it has to the plaintiffs in the civil action.  The Company’s comprehensive general liability insurance carrier has retained counsel on behalf of Jahn Foundry, and the Company is aggressively defending Jahn Foundry in the Third Party Complaint.  It is too early to assess the potential liability to Jahn Foundry for the Third Party Complaint, which in any event Jahn Foundry will aggressively defend.  In addition, Jahn Foundry has brought a Third Party Counterclaim against Borden and the independent sales representative of the chemical compound, J.R. Oldhan Company, seeking compensation for losses sustained in the explosion, including amounts covered by insurance.

On February 26, 2001, Borden filed a Third Party Complaint against the Company seeking contribution, under Massachusetts law, from the Company in the event that the plaintiffs prevail against Borden.  The Third Party Complaint alleges that the Company undertook a duty to oversee industrial hygiene, safety and maintenance at Jahn Foundry and that the Company designed, installed and maintained equipment and machinery at Jahn Foundry, and that the Company’s carelessness, negligence or gross negligence caused the explosion and resulting injuries.  It is too early to assess the potential liability for such a claim, which in any event the Company will aggressively defend.

On March 30, 2001, the plaintiffs in the civil action described above amended their complaint by adding the Company as a defendant.  The plaintiffs allege that the Company undertook a duty to oversee industrial hygiene, safety and maintenance at Jahn Foundry and that the Company’s carelessness, negligence or gross negligence caused the explosion and resulting injuries.  The plaintiffs seek an unspecified amount of damages and punitive damages.  It is too early to assess the potential liability to the Company for such claims, which in any event the Company will aggressively defend.  The Company has filed a cross-claim for contribution against Borden and J.R. Oldhan Company.

On December 20, 2001, the Company completed the sale of substantially all of the assets of Jahn Foundry (Note 7). However, the

Company did not sell its right to any proceeds from any insurance settlement, arbitration, litigation or any proceeding relating to the industrial accident discussed above, nor did the buyer assume any such related liabilities.

The Company, its chief executive officer, and its chief financial officer were named as defendants in five lawsuits filed following the Company’s announcements concerning the discovery of accounting irregularities at the Pennsylvania Foundry Group.  The cases have been consolidated before the U.S. District Court for the District of Kansas.  An amended complaint filed after the consolidation alleges, among other things, that the defendants intentionally or recklessly issued materially false and misleading financial statements in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  That complaint seeks certification of a class of purchasers of the Company’s common stock between December 10, 1997 and November 3, 2000 and asks for damages for the class in an unspecified amount.  An agreement in principle has been reached to settle the case.  The settlement, which is subject to the execution of definitive settlement documents and Court approval, calls for the establishment of a settlement fund consisting of $1.8 million, which will be paid by the Company’s insurance carrier.  All claims will be dismissed without any admission of liability or wrongdoing.

The Company understands that on or about November 29, 2000 the Securities and Exchange Commission issued a formal order of investigation as a result of the events underlying the Company’s earlier disclosure of certain accounting irregularities. The Company is cooperating with the investigation.

In addition to these matters, from time to time, the Company is the subject of legal proceedings, including employee matters, commercial matters, environmental matters and similar claims in the normal course of business.    In the opinion of management the resolution of these matters will not have a material effect on the Company’s consolidated financial statements.

ITEM 2 -                                                 Changes in Securities and Use of Proceeds

Unregistered Securities Transactions

NOT APPLICABLE

ITEM 3 -                Defaults Upon Senior Securities

See Liquidity and Capital Resources above.

ITEM 4 -                Submission of Matters to a Vote of Security Holders

NOT APPLIABLE

ITEM 5 -                Other Information

NOT APPLICABLE

ITEM 6 -                Exhibits and Reports of Form 8-K

(A)          Exhibits

(B)           Reports on Form 8-K

The Company filed a Form 8-K dated February 4, 2002.

Items Reported

Item 5.   Other Events

The Company announced that it has reached an agreement in principal to settle the consolidated securities class action suit filed against the Company.

Item 7.   Financial Statements and Exhibits

Press release dated February 4, 2002.

The Company filed a Form 8-K dated February 6, 2002.

Items Reported

Item 5.   Other Events

The Company announced an amendment to the Twelfth Amendment and Forebearance agreement in which, among other things, a date to reduce outstanding loan commitments was extended from January 31, 2002 to February 28, 2002.

Item 7.   Financial Statements and Exhibits

Letter agreement dated January 31, 2002 modifying the Twelfth Amendment and Forebearance Agreement.

The Company filed a Form 8-K dated February 13, 2002.

Items Reported

Item 5.   Other Events

The Company issued a press release today announcing improved operating results for the second quarter and the first six months ended December 31, 2001.

Item 7.   Financial Statements and Exhibits

Press release dated February 13, 2002.

The Company filed a Form 8-K dated February 21, 2002.

Items Reported

Item 5.   Other Events

The Company announced the sale of substantially all of the assets of its Los Angeles Die Casting Inc. subsidiary.

Item 7.   Financial Statements and Exhibits

Press release dated February 21, 2002.

*  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atchison Casting Corporation
(Registrant)

DATE: May 14, 2002	/s/ Hugh H. Aiken
Hugh H. Aiken, Chairman of the Board, President and Chief Executive Officer

DATE: May 14, 2002	/s/ Kevin T. McDermed
Kevin T. McDermed, Vice President, Chief Financial Officer, Treasurer and Secretary