Form 10-K
period 2002-06-30
ATCHISON CASTING CORP
filed 2002-10-16
CIK 911115

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission file number 1-12541

ATCHISON CASTING CORPORATION
(Exact name of registrant as specified in its charter)

Kansas	48-1156578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 South Fourth Street Atchison, Kansas	66002
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:    (913) 367-2121

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
 Common Stock, $0.01 par value, with attached Preferred Stock Rights

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐    NO ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the Common Stock, par value $.01 per share, of the registrant held by nonaffiliates of the registrant as of October10, 2002 was $1,294,014.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Common Stock, $.01 par value, outstanding as of October 10, 2002: 7,723,031 Shares

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Annual Proxy Statement for the Annual Meeting of Stockholders for Fiscal 2002 are incorporated by reference into Part III.

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

        Atchison manufactures highly engineered metal castings and forgings that are utilized in a wide variety of products, including cars, trucks, gas, steam and hydroelectric turbines, mining equipment, locomotives, passenger rail cars, pumps, valves, army tanks, navy ships, oil field equipment, reactor vessels for plastic manufacturing, and home appliances. Between June 1991 and February 1999, Atchison completed nineteen acquisitions. As a result of these acquisitions, the Company has the ability to produce castings from a wide selection of materials, including carbon, low-alloy and stainless steel, gray and ductile iron and aluminum as well as the ability to manufacture parts in a variety of sizes, ranging from small die cast components for the automotive industry that weigh a few pounds to mill stands for the steel industry that weigh up to 280 tons. The Company believes that its broad range of capabilities, which addresses the needs of many different markets, provides a distinct competitive advantage in the casting and forging industry.

        The Company did not make any acquisitions in fiscal 2000, 2001 or 2002 and is not currently contemplating any acquisitions in fiscal 2003. The Company's primary focus in fiscal 2003 will continue to be on the integration and improvement of existing operations and earnings and restructuring its financing arrangements.

        Since 1991, the number of customers served by the Company has increased from 12 to more than 600, including companies such as Caterpillar, General Motors, General Electric, Siemens Westinghouse, General Dynamics, Shell, British Steel, Nucor, GEC-Alstom, Flowserve, John Deere, DaimlerChrysler, Corus (formerly British Steel), Parker Hannifin, Weirton Steel, Case New Holland, Babcock & Wilcox and Arvin Meritor (formerly Rockwell International). The Company has received supplier excellence awards for quality from, or has been certified by, substantially all of its principal customers.

        The Company's favorable industry position is attributable to several factors, including: (i) its use of new and advanced casting technologies; (ii) its ability to cast substantially all types of iron and steel, as well as aluminum; (iii) the Company's emphasis on customer service and marketing; and (iv) the Company's position as a long-term supplier to many of its major customers.

        The principal executive offices of the Company are located at 400 South Fourth Street, Atchison, Kansas 66002-0188, and the Company's telephone number is (913) 367-2121.

Recent Developments

  Withdrawal of Prior Audit Report

        On October 9, 2002, the Company's former auditor, Deloitte & Touche LLP ("Deloitte"), notified the Company that Deloitte's report dated September 28, 2001 on the consolidated financial statements of the Company and its subsidiaries as of June 30, 2001 and 2000 and for each of the years in the three year period ended June 30, 2001 should no longer be relied upon or associated with those consolidated financial statements. Deloitte had issued an unqualified opinion in connection with its audit of the

Company's financial statements for such years, except for a going concern modification related to fiscal year 2001. Deloitte indicated that such report was being withdrawn because information had come to its attention which, had it been known to Deloitte at the date of the report, would have affected Deloitte's report.

        In the second quarter of fiscal 2001, the Company discovered accounting irregularities at its Quaker Alloy, Inc., Empire Steel Castings, Inc., and Pennsylvania Steel Foundry & Machine Company subsidiaries (collectively referred to as the "Pennsylvania Foundry Group" or "PFG"). The Board of Directors authorized the Company's Audit Committee (the "Committee") to conduct an independent investigation, with the assistance of special counsel and other professionals retained by the Committee. The Committee retained Jenner and Block, LLC as special counsel, and Jenner & Block engaged PricewaterhouseCoopers LLP to assist in the investigation. As a result of that investigation, the Company has concluded that a small number of PFG employees violated Company policies and procedures and used improper accounting practices, resulting in the overstatement of revenue, income and assets and the understatement of liabilities and expenses. Certain of these same personnel also misappropriated Company funds, two of whom have pled guilty to a number of crimes. The Company believes that the accounting irregularities at PFG primarily resulted from a scheme to cover-up such benefits and the actual operating results over four years at these three subsidiaries by manipulating many accounts incrementally, which increased and accumulated over time.

        As previously announced, the Company dismissed Deloitte as its auditor on April 16, 2002. On July 26, 2002, the Company filed a complaint against Deloitte in Philadelphia County, Pennsylvania for negligence, professional malpractice, negligent misrepresentation and breach of contract. The Company believes that Deloitte breached its duties to perform audit and consulting services by failing to act with reasonable and ordinary care, with the ordinary skill and diligence of the accounting profession, and in conformity with the professional standards such as generally accepted auditing standards and generally accepted accounting principles. Deloitte filed a counterclaim against the Company on September 13, 2002 alleging that the Company was aware of information related to improper activities of certain employees at the Pennsylvania Foundry Group and failed to disclose such information to Deloitte. On September 24, 2002, Deloitte filed a third party claim against certain officers and employees of the Company and others alleging, among other things, that such officers and employees withheld material information in connection with such improper activities. The Company believes that Deloitte's claims against it and the Company's officers and employees have no merit and will vigorously defend itself.

        Management believes that the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of June 30, 2001 and 2000, and the results of operations and cash flows for each of the years in the three year period ended June 30, 2001. The Company is considering its options with respect to re-auditing the fiscal years in question.

  New Business Model

        Atchison Casting Corporation was formed in 1991 to make strategic acquisitions in the consolidating foundry industry and to implement new technology in the foundries acquired. Over the years the Company has grown from approximately $50 million to nearly $400 million in annual sales.

        Atchison has become a world leader in steel castings, provides iron castings of high quality and service for industrial markets, and is growing its position in aluminum die-castings for the automotive market.

        On June 19, 2002, the Company announced the business model that it intends to use to return to profitability and improve its financial condition.

        Three years of contraction in the capital goods markets, coupled with a number of other unfortunate events, have taken a toll on the Company. Atchison is not alone, as a number of our competitors have closed. Despite all this, management believes that the Company has an opportunity to not only survive, but to do so profitably and increase market share in the markets it serves.

        To continue as a going concern, attain profitability and increase market share, management has refined the Company's business model, consisting of the following key components:

  1)
  Narrow the customer focus to industrial manufacturers, who desire to outsource more manufacturing every year, and the product focus to complex, highly engineered castings.

  2)
  Grow through more value added business such as machining and assembly.

  3)
  More effectively use casting design and simulation technology throughout the Company.

  4)
  Expand ACC Global, a recently formed division devoted to foreign sourcing of castings for customers seeking lower cost global suppliers. ACC Global can provide a customer service by managing this process.

        The Company believes the success of this new business model depends on improving its financial condition. To accomplish this, the Company must 1) restructure its debt with current or new lenders, and 2) assess each location as to its contribution and develop a plan of disposition or closure if acceptable results in the near-term are not feasible.

        The Company expects that any future growth will result primarily through increasing value added capability. The Company also hopes to grow through ACC Global as well. For instance, joint ventures with companies identified by ACC Global in low labor cost countries could give rise to a blended source of metal components to industrial manufacturers.

        While the Company believes this new business model represents a viable plan to achieve its financial objectives, there are no assurances that such plan can be executed as designed or that execution thereof will result in achievement of the Company's financial objectives. In addition, the Company's potential contingent liabilities with respect to the Company's subsidiary located in Autun, France, as described in note 4, may adversely impact the Company's ability to proceed with its plan if they become liabilities of the Company.

  Fonderie d'Autun

        On April 9, 2002, the Company's subsidiary, Fonderie d'Autun ("Autun"), a French corporation, filed a voluntary petition for reorganization with the local court in Chalons, France.

        Autun was acquired by the Company on February 25, 1999 at which time Autun specialized in the manufacture of cast iron radiators. The Company's strategy was to restructure the foundry to make different products, principally automotive and appliance castings. Autun was successful in obtaining new customers and work in these markets. However, start up costs for the new products and losses with some customers on Autun's historical cast iron radiator business, coupled with the inability to lower employment levels without significant severance costs, resulted in the need for Autun to file for a plan of reorganization.

        Autun was initially granted local court approval to continue operating while it prepared a plan of reorganization. Autun was granted a six-month period during which it may present such a plan. The court appointed administrator tried to sell Autun. After failing to sell Autun, the administrator recommended to the court that Autun be liquidated. On September 19, 2002, the court appointed a liquidator to begin the liquidation of Autun. During the fourth quarter of fiscal 2002, the Company recorded a charge of $567,000 to write off its remaining net investment in Autun and a charge of $3.5 million relating to the Company's guarantee of Autun's obligations under certain lease agreements. The Company is no longer consolidating Autun's results into its consolidated financial statements.

        As a result of the court's recent decision to liquidate the assets of Autun, it is estimated that charges for site cleanup could total up to $8 million. Should Autun not be able to meet the cleanup obligations, the French government might be able to make a claim against the prior owner. The Company guaranteed payment of certain contingent liabilities of up to 100 million French francs (currently US$13.3 million) when it purchased Autun, for the cost of environmental restoration, if any, in the event Autun were closed and a claim was successfully made against the prior owner. Such amount has not been recorded in the accompanying financial statements. These potential contingent liabilities may adversely impact the Company's ability to proceed with its plans to achieve its financial objectives if they become liabilities of the Company.

        For the first nine months of fiscal 2002, Autun recorded net sales of $13.9 million and a net loss of $1.6 million. For fiscal 2001, Autun recorded net sales of $17.4 million and a net loss of $88,000.

  Solicitation of Offers on Three Subsidiary Operations

        The Company is currently soliciting offers for the purchase of three subsidiary operations. ACC is marketing directly or has engaged investment bankers to obtain offers on the following subsidiaries:

  •
  Kramer International, Inc.

  •
  The G&C Foundry Company

  •
  Canada Alloy Castings, Ltd.

        Should acceptable offers be made, the Company expects that the sales of the operations could be completed by the end of fiscal 2003. Any net proceeds will be used primarily to retire outstanding indebtedness.

        To effect the business model discussed above, the Company must improve its financial condition. Part of that effort includes assessing various opportunities to reduce indebtedness. While each of these operations brings certain strengths or capabilities to the Company, they either do not fit well with the new business model, or are not ones in which the Company has elected to direct its resources at this time. However, if acceptable offers are not made, the Company will continue to work on improving these and all of the Company's operations.

        Kramer International, located in Milwaukee, Wisconsin, specializes in the casting of iron, steel and non-ferrous pump impellers. Kramer currently employs approximately 90 people, and generated net sales of approximately $10.3 million in fiscal 2002.

        The G&C Foundry Company, located in Sandusky, Ohio, manufactures gray and ductile iron castings for hydraulic applications. G&C currently employs approximately 150 people, and generated net sales of approximately $13.6 million in fiscal 2002.

        Canada Alloy, located in Kitchener, Ontario, Canada, manufactures stainless, carbon and alloy castings for a variety of markets. Canada Alloy currently employs approximately 130 people, and generated net sales of approximately $13.6 million in fiscal 2002.

  Financing Arrangements

        In September 2001, Atchison Casting UK Ltd ("ACUK"), a subsidiary of the Company, ACUK's subsidiaries, and Burdale Financial Limited entered into a receivables program combined with a revolving credit facility (the "Facility Agreement"). This Facility Agreement provides for a facility of up to 25 million British pounds (approximately $35 million US), subject to certain eligibility calculations, to be used to fund working capital requirements at Sheffield Forgemasters Group Limited ("Sheffield"), a subsidiary of ACUK, and up to 1.0 million British pounds for working capital at Autun. In addition, the Facility Agreement provides security for Sheffield's foreign currency exchange contracts and performance bond commitments and was used to repay $5.0 million of an intercompany working capital loan ($1.1 million of which was paid to certain of the lenders as principal payments). This facility matures on September 17, 2004 and is secured by substantially all of Sheffield's assets in the U.K. Loans under this Facility Agreement bear interest at LIBOR plus 2.60% (6.725% at June 30, 2002). The Facility Agreement contains several covenants, which, among other things, require ACUK to maintain balances under certain eligibility levels. Management believes ACUK is in compliance with those covenants. However, there can be no assurance that ACUK will continue in compliance with the covenants or that Burdale will not assert non-compliance, in which case Burdale may exercise its right to demand payment of the debt.

        On July 31, 2002, the Company entered into the Thirteenth Amendment and Forbearance Agreement to the Company's revolving credit facility with Harris Trust and Savings Bank, as agent for several lenders (the "Credit Agreement"), and the Ninth Amendment and Forbearance Agreement to a note purchase agreement under which the Company issued senior notes to an insurance company (the "Note Purchase Agreement"). These amendments, as modified, provide that these lenders will forbear from enforcing their rights with respect to certain existing defaults through October 17, 2002. Among other things, these amendments provide that the Company will solicit offers for purchase or develop disposition plans for certain subsidiaries and will engage a consulting firm to prepare a valuation analysis and recommended disposition strategy for the Company's U.K. subsidiaries. New covenants regarding minimum cumulative earnings before interest, taxes, depreciation and amortization, capital expenditures and operating cash flow have also been added.

        The Company is currently negotiating with new and existing lenders to extend its current arrangements while it attempts to establish a new credit facility with covenants that the Company believes it will be able to satisfy and with additional borrowing capacity.

  Closure of Empire Steel Castings, Inc and Downsizing of La Grange Foundry Inc.

        The Company substantially completed the closure of Empire Steel Castings, Inc. ("Empire") by December 31, 2001, and transferred as much work as possible to other locations. Empire was closed as to commercial work, but continues to produce one product for the U.S. Government on an as-needed basis. For fiscal 2001 and 2002, Empire recorded net sales of $10.1 million and $5.4 million respectively, and net losses of $2.6 million and $1.2 million, respectively. The Company terminated approximately 106 employees at Empire and recognized a charge for severance benefits of approximately $50,000 in fiscal 2002.

        Following losses in fiscal 2002, in September 2002 the Company's Board of Directors committed to a plan to downsize La Grange Foundry Inc. ("LaGrange Foundry") to a pattern repair, maintenance and storage operation. Accordingly, the carrying amounts of La Grange Foundry's fixed assets were written down to the Company's estimate of fair value, which was based on discounted future cash flows. The resulting impairment charge of $5.2 million to reduce the carrying amount of these fixed assets was recorded in the fourth quarter ended June 30, 2002. Actual results could vary significantly from such estimate. Prior to the impairment charge, these assets had a carrying amount of $5.9 million. The Company plans to complete the downsizing of La Grange Foundry during the second quarter of fiscal 2003.

  Sale of Los Angeles Die Casting and Jahn Foundry Corp. Assets

        On December 20, 2001, the Company completed the sale of substantially all of the net assets of Jahn Foundry Corp ("Jahn Foundry"). After post-closing adjustments, the Company received approximately $300,000 in cash, a minority ownership position in the buyer valued at $325,000 and a note (bearing interest at 6.0% per year) for the principal amount of $475,000 amortizing over ten years in exchange for assets and the assumption of liabilities by the buyer. The Company recognized a loss of the sale of approximately $40,000. For fiscal 2001, Jahn Foundry recorded a net loss of $2.4 million, excluding a non-recurring gain of $10.9 million recorded in the second quarter relating to insurance claims resulting from an industrial accident at Jahn Foundry on February 25, 1999, on sales of $8.4 million. For fiscal 2002, Jahn Foundry recorded a net loss of $1.4 million on sales of $2.9 million.

        On February 20, 2002, the Company completed the sale of substantially all of the net assets of LA Die Casting, Inc. ("LA Die Casting"). After post-closing adjustments, the Company received approximately $3.5 million in cash and a note for the principal amount of $259,000 due in two years in exchange for assets and the assumption of liabilities by the buyer. The note bears interest at the rate of 6.0% per year and requires quarterly payments of interest only during the two-year period. The Company recognized a loss on the sale of approximately $169,000. For fiscal 2001 and 2002, LA Die Casting recorded net sales of $8.2 and $4.3 million, respectively, and a net income (loss) of $61,000 and $(218,000), respectively.

Current Operations

        The following table presents the Company's current operations and their primary strategic purpose.

Manufacturing Unit	Date Acquired	Strategic Purpose
Atchison Steel Casting & Machining	06/14/91	Leader in carbon and low alloy, large, complex steel castings.
Amite Foundry and Machine, Inc.	02/19/93	Increase capacity to take on new projects with customers. Add-on to Atchison Steel Casting & Machining.
Prospect Foundry, Inc.	04/01/94	Leader in gray and ductile iron castings.
Quaker Alloy, Inc.	06/01/94	Develop position in stainless and high alloy steel castings.
Canadian Steel Foundries, Ltd.	11/30/94	Access to hydroelectric and steel mill markets. Develop position in large castings.
Kramer International, Inc.	01/03/95	Leader in castings for pump industry.
The G&C Foundry Company	03/11/96	Highly regarded in fluid power market. Build position in gray and ductile iron casting markets
Canada Alloy Castings, Ltd.	10/26/96	Build position in existing markets. Smaller castings than Canadian Steel, but similar markets and materials.
Inverness Castings Group, Inc.	10/06/97	Expand in automotive and aluminum products.
Sheffield Forgemasters Group Limited	04/06/98	Enter European marketplace and add new product lines, including forgings. Gain strong position in steel industry and offshore oil and gas industry.
London Precision Machine & Tool Ltd.	09/01/98	Enhance the Company's capability to machine castings, including finish machining.

  Integration of Acquired Foundries

        Strengthen Marketing Functions.    Many foundries, particularly those that operate as captive foundries or only rely on a small number of customers, do not have strong marketing capabilities. ACC views this industry-wide marketing weakness as an opportunity to establish a competitive advantage. The Company places great emphasis on maximizing new business opportunities by strengthening marketing capabilities, adding sales people and cross selling between foundries.

        One way in which ACC builds the marketing efforts of its foundries is to increase the number of sales personnel at its foundries. In addition to sales people added through acquisitions, the Company has incrementally increased the sales force by 17%. Another element of the Company's marketing effort is to jointly develop castings with its customers. Joint development projects using new technology, and the resulting increased service and flexibility provided to customers, is an important marketing tool and has been instrumental in receiving several new orders. For example, a joint development project between Caterpillar and ACC led to the production of the boom tip casting for one of Caterpillar's new hydraulic excavators. Joint development projects have also taken place with General Motors, Nordberg, John Deere, Case New Holland, Bombardier and Daimler Chrysler, among others.

        The Company's marketing strategy has been to develop its ability to cross-sell among its foundries. In acquiring new foundries and expanding into new markets, the Company has gained a significant advantage over smaller competitors since its sales force is able to direct its customers to foundries with different capabilities. This benefits ACC in that it enables foundries to use the Atchison name and relationships to gain new customers as well as helping customers to reduce their supplier base by providing "one-stop" shopping. The Company facilitates cross selling by reinforcing the sales force's knowledge of Company-wide capabilities through visits to individual plants and providing sales incentive opportunities.

        Introduce Advanced Technology.    The Company is systematically introducing new advanced technologies into each of its acquired foundries to enhance their competitive position. For example, the Company's capabilities in finite element analysis and three-dimensional solid modeling are having a beneficial impact on sales and casting production by helping customers to design lighter and stronger castings, shortening design cycles, lowering casting costs and, in some cases, creating new applications. These new technologies have enhanced the Company's ability to assist customers in the component design and engineering stages, strengthening the Company's relationships with its customers. New techniques involve computerized solid models that are used to simulate the casting process, to make patterns and auxiliary tooling and to machine the finished castings. The Company is in the process of implementing this technology. The Company has established a Fabrication-to-Casting design center at its Atchison, Kansas facility. The focus of the design center is to help customers design new castings; especially those which can replace existing, fabricated assemblies.

        Investments by the Company in technology improvements include: (i) new solidification software and hardware for better casting design and process improvement; (ii) Computer Numerical Control ("CNC") machine tools, computer-assisted, laser measurement devices and new cutting head designs for machine tools to improve productivity and quality in the machining of castings; (iii) Argon-Oxygen Decarburization ("AOD") refining, which is used to make high-quality stainless steel; (iv) computer-controlled sand binder pumps to improve mold quality and reduce cost; (v) equipment for measuring the nitrogen content of steel, which helps in casting quality improvement; (vi) CNC pattern making; (vii) new die casting machines; and (viii) automated testing cells using resonate testing. ACC is one of the few foundry companies that use its own scanning electron microscope to analyze inclusions in cast metal. The Company also participates in technical projects led by the Steel Founders' Society of America and the American Foundry Society, which are exploring ways to melt and cast cleaner iron and steel, as well as U.S. government/industry specific projects to shorten and improve the casting design cycle.

        Increase Capacity Utilization.    A principal objective of the Company in integrating and operating its foundries is to increase capacity utilization at both its existing and newly acquired facilities. Many of the Company's foundries at the time of their acquisition have been operating with underutilized capacity. The Company seeks to improve capacity utilization by introducing more effective marketing programs and applying advanced technologies as described above. In addition, the Company has transferred a portion of the work from operations that have been closed to other operations of the Company.

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

Industry Trends

        The American Foundry Society estimates that global casting production was 64.8 million metric tons in 2000 of which steel castings accounted for approximately 6.4 million tons, iron castings for approximately 48.1 million tons and nonferrous castings for approximately 10.3 million tons. It is further estimated that the top ten producing countries represent 80% of the total production, with the U.S. representing in excess of 20% of the world market.

        The U.S. casting industry is estimated to have had shipments of approximately 13.1 million tons in 2000, of which steel castings accounted for approximately 1.2 million tons, iron castings for approximately 9.2 million tons and non-ferrous castings for approximately 2.7 million tons. Metal casting shipments are forecast to grow at an annual rate of 1.6% to 16.0 million tons by 2010. The Company has been able to grow principally as a result of its strategy and due to key trends affecting the casting industry, including the following:

  Industry Consolidation

        Although still highly fragmented, the U.S. foundry industry has consolidated from approximately 465 steel foundries and 1,400 iron foundries in 1982 to approximately 350 and 650 steel and iron foundries, respectively, in 2000. This consolidation trend has been accompanied by increased outsourcing of casting production and OEM supplier rationalization.

        Outsourcing.    Many OEMs are outsourcing the manufacture of cast components to independent foundries in an effort to reduce their capital and labor requirements and to focus on their core businesses. Management believes that captive foundries are often underutilized, inefficiently operated and lack the latest technology. Several of ACC's OEM customers, such as Caterpillar, General Motors, General Electric, Arvin Meritor (formerly Rockwell International), Ingersoll-Dresser, Gardner Denver, and Beloit Corporation, have closed or sold one or more of their captive foundries during the past ten years and have outsourced the castings which they once made to independent suppliers such as the Company. As described above, the closure of these facilities has contributed to increased capacity utilization at the remaining foundries.

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

  Casting Technology

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

        The Company has established a Fabrication-to-Casting Design Center at its Atchison, Kansas facility. The focus of the design center is to help customers design new castings; especially those which can replace existing, fabricated assemblies.

Markets and Products

        Steel Industry.    The steel industry uses rolls to form cast steel into sheets, bars, rods, beams and plates, which are then used to make end products such as car bodies, tin cans and bridges. Rolls are consumed as steel is rolled, so there is a steady demand for rolls. Customers in this market include Corus (formerly British Steel) and Nucor, among others. Sheffield Forgemasters Rolls Limited ("Forgemasters Rolls") is one of the world leaders in cast and forged rolls for the steel-making industry. Steel products produced by the Company accounted for approximately 18.5%, 20.2% and 23.4% of the Company's net sales in fiscal 2000, fiscal 2001 and fiscal 2002 respectively.

        Mining and Construction.    ACC's castings are used in tractor-crawlers, mining trucks, excavators, drag lines, wheel-loaders, rock crushers, diesel engines, slurry pumps, coal mining machines and ore-processing equipment. Mining and construction equipment customers include Caterpillar, Nordberg, Arvin Meritor (formerly Rockwell International), Gardner Denver, John Deere, Komatsu and Euclid, among others. Products supplied to the mining and construction industry accounted for approximately 16.5%, 15.9% and 17.3% of the Company's net sales in fiscal 2000, fiscal 2001 and fiscal 2002, respectively.

        Automotive.    The automotive industry uses both iron and aluminum castings, as well as aluminum die castings. ACC entered this market through the purchase of Inverness Castings Group, Inc. ("Inverness") in Dowagiac, Michigan. Customers in this market include General Motors and DaimlerChrysler, among others. Products supplied to the automotive industry accounted for approximately 8.9%, 8.7% and 12.1% of the Company's net sales in fiscal 2000, fiscal 2001 and fiscal 2002, respectively.

        Energy.    The Company's products for the energy market include pumps, valves and compressors for transmission and refining of petrochemicals, blow-out preventers and mud pumps for drilling and work-over of wells, lifting hooks and shackles for offshore installation of equipment, winch components for rig positioning, nodes for platform construction, subsea components and other oil field castings. Shell, Amoco, Aker-Verdal, Shaffer, Rolls Royce, Hydril, Solar Turbines, Nordstrom, Flowserve and Amclyde are among the Company's many energy-related customers. Products supplied to the energy industry accounted for approximately 6.7%, 8.5% and 10.3% of the Company's net sales in fiscal 2000, fiscal 2001 and fiscal 2002, respectively.

        Railroad.    The Company supplies cast steel undercarriages for locomotives, among other parts, for this market. GM is ACC's largest locomotive customer, and has purchased locomotive castings from Atchison Steel Casting & Machining for over 60 years. The Company further penetrated this market through the purchase of London Precision. Rail products produced by the Company accounted for approximately 10.5%, 10.9% and 9.4% of the Company's net sales in fiscal 2000, fiscal 2001 and fiscal 2002, respectively.

        Utilities.    Many of ACC's castings are used in products for the utility industry, such as pumps, valves and gas compressors. ACC also makes steam, gas and hydroelectric turbine castings, nuclear plant components, sewage treatment parts and other castings for the utility industry. In addition, the Company manufactures replacement products that are used when customers perform refurbishments. Customers include Siemens Westinghouse, General Electric, Solar Turbines, GEC-Alsthom, Sulzer, Kvaerner, Goulds Pumps and Neles Controls.

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

        Military.    Weapons and equipment for the Army, Navy and Coast Guard employ many different types of castings. The Company makes components for ships, battle tanks, howitzers and other heavy weapons. The capabilities of Sheffield have allowed ACC to bid on a wider range of work for the U.S. Navy. The military casting market has declined sharply, but ACC has been able to replace this volume by targeting new products such as turbines, compressors, pumps and valves. Customers in this market include General Dynamics, Litton, Bath Iron Works, Boeing, SEI, the U.S. Army and Avondale Shipyards, among others.

        Trucking.    The Company manufactures components used on truck engines and suspension systems. Many of ACC's castings are used in aftermarket products to achieve better fuel economy or to enhance ride characteristics. Customers include Horton Industries, Detroit Diesel and others.

        Farm Equipment.    ACC makes a variety of castings for farm tractors, baling equipment, harvesters, sugar cane processors and other agricultural equipment for customers such as John Deere, Argo and New Holland.

        Other.    Other markets include process equipment such as rubber mixers, plastic extruders, dough mixers, machine tools and a variety of general industrial applications.

        For financial information about geographic areas, see Note 19 to the consolidated financial statements.

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

Backlog

        The Company's backlog is based upon customer purchase orders that the Company believes are firm and does not include purchase orders anticipated but not yet placed. At June 30, 2002, the Company's backlog was approximately $189.7 million, as compared to backlog of approximately $206.8 million at June 30, 2001. The backlog is scheduled for delivery in fiscal 2003 except for approximately $50.9 million, of which $43.7million is scheduled for delivery in fiscal 2004. The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company. The Company historically has not experienced cancellation of any significant portion of customer orders.

Competition

        The Company competes with a number of metal casters and machine shops in one or more product lines, although none of the Company's competitors compete with it across all product lines. The principal competitive factors in the castings market are quality, delivery and price; however, breadth of capabilities and customer service have become increasingly important. The Company believes that it is able to compete successfully in its markets by: (i) offering high quality, machined castings; (ii) working with customers to develop and design new castings; (iii) providing reliable delivery and short lead-times; (iv) containing its manufacturing costs, thereby pricing competitively; and (v) offering a broad range of cast materials.

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

Manufacturing

        Castings.    Casting is one of several methods, along with forging and fabricating, which shape metal into desired forms. Castings are made by pouring or introducing molten metal into a mold and allowing the metal to cool until it solidifies, creating a monolithic component. Some castings, such as die castings, are made with a permanent metal mold, which can be used repeatedly. Others, such as sand castings, are made in a sand mold, which is used only once. Forgings are made by shaping solid metal with pressure, usually in a die or with hammers. Fabrications are made by welding together separate pieces of metal. Castings may offer significant advantages over forgings and fabrications. A well-designed casting can be lighter, stronger and more stress and corrosion resistant than a fabricated part. Although castings and forgings are similar in several respects, castings are generally less expensive than forgings.

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

        In applications that do not require the strength, ductility and/or weldability of steel, iron castings are generally preferred due to their lower cost, shorter lead-times and somewhat simpler manufacturing processes. Ductile iron is stronger and more flexible than traditional cast iron, known as gray iron, and is easier and less expensive to cast than steel. Due to these qualities, the demand for ductile iron is increasing faster than for either traditional gray cast iron or cast steel. In 1994, ACC initiated manufacturing of gray and ductile iron through the acquisition of Prospect Foundry, Inc. ("Prospect"). ACC's presence in ductile iron was increased through the subsequent purchase of The G&C Foundry Company ("G&C").

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

        Capacity Utilization.    The following table shows the type and the approximate amount of available capacity, in tons, for each operating foundry and die caster. The actual number of tons that a foundry can produce annually is dependent on product mix. Complicated castings, such as those used for military applications or in steam turbines, require more time, effort and use of facilities, than do less complex castings such as those for the mining and construction market. Also, high alloy and stainless steel castings generally require more processing time and use of facilities than do carbon and low alloy steel castings.

Manufacturing Unit	Metals Cast or Forged	Major Applications	Estimated* Annual Capacity in Net Tons	Tons Shipped 12 Months Ended June 30, 2002	Estimated* Capacity Utilization
Atchison Steel Casting & Machining	Carbon, low alloy and stainless steel	Mining and construction, rail, military, valve, turbine and compressor	36,000	22,694	63.0%
Amite	Carbon and low alloy steel	Marine, mining and construction	10.500	4,367	41.6%
Prospect	Gray and ductile iron	Construction, agricultural, trucking, hydraulic, power transmission and machine tool	12,500	6,097	48.8%
Quaker Alloy	Carbon, low alloy and stainless steel	Pump and valve	6,000	2,534	42.2%
Canadian Steel	Carbon, low alloy and stainless steel	Hydroelectric and steel mill	4,500	2,861	63.6%
Kramer	Carbon, low alloy and stainless steel, gray and ductile iron	Pump impellers and casings	1,450	805	55.5%
G&C	Gray and ductile iron	Fluid power (hydraulic control valves)	12,000	8,688	72.4%
Canada Alloy	Carbon, low alloy and stainless steel	Power generation, pulp and paper machinery, pump and valve	3,000	2,450	81.7%
Inverness	Aluminum	Automotive, furniture and appliances	12,500	9,422	75.4%
Forgemasters Rolls	Iron and Steel	Steel and aluminum rolling	31,000	24,227	78.2%
Sheffield Forgemasters Engineering Limited	Iron and Steel	Oil and gas, ingot, petrochemical, power generation	88,200	64,699	73.4%

Totals			217,650	148,844	68.4%

Manufacturing Unit	Metals Machined	Major Applications	Estimated* Annual Machining Hours	Machining Hours 12 Months Ended June 30, 2002	Estimated* Capacity Utilization
London Precision	Carbon, low alloy, stainless steel, iron and aluminum	Mining and construction, rail, military, valve, turbine and compressor	170,000	141,926	83.5%

Totals			170,000	141,926	83.5%

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

  Raw Materials

          The principal raw materials used by the Company include scrap iron and steel, aluminum, molding sand, chemical binders and alloys, such as manganese, nickel and chrome. The raw materials utilized by the Company are available in adequate quantities from a variety of sources. From time to time the Company has experienced fluctuations in the price of scrap steel, and alloys. The Company has generally been able to pass on the increased costs of raw materials and has escalation clauses for scrap with certain of its customers. As part of its commitment to quality, the Company issues rigid specifications for its raw materials and performs extensive inspections of incoming raw materials.

  Quality Assurance

          The Company has adopted sophisticated quality assurance techniques and policies, which govern every aspect of its operations to ensure high quality. During and after the casting process, the Company performs many tests, including tensile, impact, radiography, ultrasonic, magnetic particle, dye penetrant and spectrographic tests. The Company has long utilized statistical process control to measure and control dimensions and other process variables. Analytical techniques such as Design of Experiments and the Taguchi Method are employed for troubleshooting and process optimization.

          As a reflection of its commitment to quality, the Company has been certified by, or won supplier excellence awards from, substantially all of its principal customers. Of 600 suppliers to General Motors' Electromotive Division, the Company was the first supplier to receive the prestigious Targets of Excellence award. Reflecting its emphasis on quality, Atchison Steel Casting & Machining was certified to ISO 9001 in August 1995, which represents compliance with international standards for quality assurance. Quaker Alloy, La Grange, Canada Alloy, G & C, Inverness, London Precision, Forgemasters Rolls and Canadian Steel have each been certified to ISO 9002. Sheffield Forgemasters Engineering Ltd. ("Forgemasters Engineering") and Prospect have been certified to ISO 9001.

  Employee and Labor Relations

          As of September 30, 2002, the Company had approximately 3,000 full-time employees. Since its inception, the Company has had two work stoppages. The Company's hourly employees are covered by collective bargaining agreements with several unions at eleven of its locations. These agreements expire at varying times over the next several years. The following table sets forth a summary of the principal unions and term of the principal collective bargaining agreements at the respective locations in operation.

Manufacturing Unit	Name of Principal Union	Effective Date	Date of Expiration	Approximate Number of Members (As of 6/30/02)
Atchison Steel Casting & Machining	United Steelworkers of America, Local 6943	05/12/02	05/13/05	360
Prospect	Glass, Molders, Pottery, Plastics & Allied Workers International, Local 63B	08/31/00	06/30/03	144
Quaker Alloy	United Steelworkers of America, Local 7274	05/15/99	07/15/03	185
Canadian Steel	Metallurgistes Unis d'Amerique, Local 6859	02/12/01	02/14/04	79
Kramer	United Steelworkers of America, Local 1343	07/29/00	07/29/03	81
G&C	United Electrical, Radio and Machine Workers of America, Local 714	07/01/01	06/30/04	120
Canada Alloy	United Steelworkers of America, Local 5699	04/04/02	04/03/05	106
Inverness	United Paperworker's International, Local 7363	04/20/01	08/06/04	215
Sheffield Forgemasters Engineering Limited	Steel and Industrial Managers Association	02/01/02	01/31/03	4
	Iron and Steel Trades Confederation	02/01/02	01/31/03	62
	Electrical Engineering and Plumbing Trades Union	02/01/02	01/31/03	17
	Manufacturing Science and Finance	02/01/02	01/31/03	26
	Trades Associated to Steel and Sheetmakers	02/01/02	01/31/03	4
	Association of Professional and Executive Staff	02/01/02	01/31/03	6
	General Municipal and Boilermakers	02/01/02	01/31/03	6
	Allied Engineering and Electrical Union	02/01/02	01/31/03	149
	Transport and General Workers Union	02/01/02	01/31/03	10
	Union of Construction, allied Trades and Technicians	02/01/02	01/31/03	4
Forgemasters Rolls	Amalgamated Engineering and Electrical Union —Sheffield —Crewe —Coatbridge	01/01/01 — 01/01/02	12/31/02 In negotiation 12/31/03	81 194 49
	Iron and Steel Trades Confederation Sheffield	01/01/01	12/31/02	9
	General and Municipal Workers Union —Sheffield	01/01/01	12/31/02	1
	Transport and General Workers Union —Sheffield	01/01/01	12/31/02	2
	Manufacturing Science and Finance —Crewe —Sheffield	08/01/02 01/01/01	07/31/03 12/31/02	17 10
London Precision	United Steelworkers of America, Local 2699	8/31/00	8/31/04	81

Executive Officers of the Registrant

        The following table sets forth certain information with respect to the executive officers of the Company.

Name	Age	Position with the Company
Thomas K. Armstrong, Jr	48	Chairman of the Board, President, Chief Executive Officer and Director
Hugh H. Aiken	58	Vice President and Director
Kevin T. McDermed	42	Vice President, Chief Financial Officer, Treasurer and Secretary
John R. Kujawa	49	Vice President—Large Steel Castings
James Stott	61	Vice President

        Thomas K. Armstrong, Jr.    has been the Chairman of the Board, President, Chief Executive Officer and a Director since May 2002. From March 1999 to May 2002, Mr. Armstrong served as Chief Operating Officer—North America. Mr. Armstrong was appointed as a Director in December 2001. From 1987 to 1999, Mr. Armstrong served as President of Texas Steel Co., a wholly owned subsidiary of Citation Corp. From 1979 to 1986, Mr. Armstrong held positions of Executive Vice President, Information Systems and Engineering Manager at Texas Steel. In addition, Mr. Armstrong served as Chief Executive Officer of Southwest Steel Casting Corp., a Texas Steel subsidiary, from 1984 through 1989. Mr. Armstrong began his career as an engineer with E.I. DuPont from 1976 through 1979. From 1997 to 1999 he has served as President of the Steel Founders' Society of America.

        Hugh H. Aiken    has been Vice President and Director since May 2002. From June 1991 to May 2002, Mr. Aiken served as Chairman of the Board, President, Chief Executive Officer and a Director. From 1989 to 1991, Mr. Aiken served as an Associate of Riverside Partners, Inc., an investment firm located in Boston, Massachusetts, and from 1985 to 1989, Mr. Aiken served as General Manager for AMP Keyboard Technologies, Inc., a manufacturer of electromechanical assemblies located in Milford, New Hampshire. Mr. Aiken previously served as a Director and Chief Operating Officer of COMNET Incorporated and as a Director and Chief Executive Officer of General Computer Systems, Inc., both public companies.

        Kevin T. McDermed    has been Vice President, Chief Financial Officer and Treasurer of the Company since June 1991 and has served as Secretary of the Company since May 1992. He served as the Controller of the Company from 1990 to June 1991 and as its Finance Manager from 1986 to 1990. Mr. McDermed has been with the Company since 1981.

        John R. Kujawa    has been Vice President—Large Steel Castings since August 1999. Prior to this he was Vice President—Atchison/St. Joe and Amite from November 1996 to August 1999 and Vice President-Atchison/St. Joe from August 1994 to November 1996. He served as Executive Vice President-Operations of the Company from July 1993 to August 1994, Vice President-Foundry of the Company from June 1991 to July 1993, Assistant Foundry Manager of the Company from 1990 to 1991 and as Senior Process Engineer of the Company from 1989 to 1990. He served as Operations Manager for Omaha Steel Castings, a foundry in Omaha, Nebraska, from 1984 to 1989.

        James Stott    nb]1998. He served as Vice President—Empire, Kramer, Pennsylvania Steel and Quaker Alloy from November 1996 to May 1998 and Vice President—Kramer from January 1995 to November 1996. He has served as President, Chief Executive Officer and Chief Operating Officer of Kramer International, Inc. (the predecessor of Kramer) since 1980.

Product Warranty

        The Company warrants that every product will meet a set of specifications, which is mutually agreed upon with each customer. The Company's written warranty provides for the repair or replacement of its products and excludes contingency costs. Often, the customer is authorized to make the repair within a dollar limit, in order to minimize freight costs and the time associated therewith. In fiscal 2002, warranty costs amounted to less than two percent of the Company's net sales.

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

        A Phase I environmental assessment of each of the Company's facilities has been performed, and no significant or widespread contamination was identified at any Company facility that would have a material adverse effect on the Company's results of operations and financial condition. A Phase I assessment includes an historical review, a public records review, a preliminary investigation of the site and surrounding properties and the preparation and issuance of a written report, but it does not include soil sampling or subsurface investigations. There can be no assurance that these Phase I assessments have identified, or could be expected to identify, all areas of contamination. As the Company evaluates and updates the environmental compliance programs at foundry facilities recently acquired, the Company may become aware of matters of noncompliance that need to be addressed or corrected. In addition, there is a risk that material adverse conditions could have developed at the Company's facilities since such assessments. Groundwater testing confirmed that solvent and metals contamination is migrating off of a property owned by Inverness. Current estimates suggest that corrective action costs could be in excess of $400,000.

        The chief environmental issues for the Company's foundries are air emissions and solid waste disposal. Air emissions, primarily dust particles, are handled by dust collection systems. The Company has and will incur additional capital and operating costs to comply with additional regulations that are in the process of being promulgated under the Clean Air Act Amendments of 1990. The Company is currently in the process of obtaining permits under the new regulations and estimating the cost of compliance with these requirements and the timing of such costs. Such compliance costs, however, could have a material adverse effect on the Company's results of operations and financial condition.

        The solid waste generated by the Company's foundries generally consists of nonhazardous foundry sand that is reclaimed for reuse in the foundries until it becomes dust. Nonhazardous foundry dust waste is then disposed of in landfills, some of which are owned by the Company. No other parties are permitted to use the Company's landfills, which have operated in material compliance with applicable regulations to the Company's knowledge. Costs associated with the future closure of the landfills according to regulatory requirements could be material. In the event a foundry generates waste that is identified as hazardous, then a hazardous waste permit is obtained and the Company complies in all material respects with its provisions for the collection, storage and disposal of hazardous waste.

        The Company also operates pursuant to regulations governing work place safety. The Company samples its interior air quality to ensure compliance with OSHA requirements. To the Company's knowledge, it currently operates in material compliance with all OSHA and other regulatory requirements governing work place safety.

        The Company continues to evaluate its manufacturing processes and equipment to ensure compliance with the complex and constantly changing environmental laws and regulations. Although the Company believes it is currently in material compliance with such laws and regulations, the operation of casting manufacturing facilities entails environmental risks, and there can be no assurance that the Company will not be required to make substantial additional expenditures to remain in or achieve compliance in the future.

ITEM 2.    PROPERTIES

        The Company's principal facilities are listed in the accompanying table, together with information regarding their location, size and primary function. The two landfills are used solely by the Company and contain nonhazardous materials only, principally foundry sand. All of the Company's principal facilities are owned.

        The following table sets forth certain information with respect to the Company's principal facilities.

Name	Location	Principal Use	Floor Space in Sq. Feet
Corporate Office	Atchison, KS	Offices	3,907
Atchison Foundry	Atchison, KS	Steel foundry	418,581
Atchison Pattern Storage	Atchison, KS	Pattern storage	132,848
St. Joe Machine Shop	St. Joseph, MO	Machine shop	142,676
Atchison Casting Landfill	Atchison, KS	Landfill for foundry sand	N/A
Amite	Amite, LA	Steel foundry and machine shop	345,000
Prospect	Minneapolis, MN	Iron foundry	133,000
Quaker Alloy	Myerstown, PA	Steel foundry & landfill for foundry sand	301,000
Canadian Steel	Montreal, Quebec	Steel foundry	455,335
Kramer	Milwaukee, WI	Steel foundry	38,000
Empire	Reading, PA	Steel foundry (currently closed)	177,000
G & C	Sandusky, OH	Iron foundry	111,000
Canada Alloy	Kitchener, Ontario	Steel foundry	83,000
Inverness	Dowagiac, MI	Aluminum die casting	210,900
Forgemasters Rolls	Sheffield and Crewe, England and Coatbridge, Scotland	Iron and steel foundry and machine shop	694,306
Forgemasters Engineering	Sheffield, England	Iron and steel foundry, forge and machine shop	1,181,277
London Precision	London, Ontario	Machine Shop	63,000

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

        The Company carried insurance for property and casualty damages (over $475 million of coverage), business interruption (approximately $115 million of coverage), general liability ($51 million of coverage) and workers' compensation (up to full statutory liability) for itself and its subsidiaries. The Company recorded charges of $750,000 during the third quarter of fiscal 1999, primarily reflecting the deductibles under the Company's various insurance policies. At this time there can be no assurance that the Company's ultimate costs and expenses resulting from the accident will not exceed available insurance coverage by an amount, which could be material to its financial condition or results of operations and cash flows.

        In November 2000, the Company and its insurance carrier settled the Jahn Foundry property portion of the Company's claim. The settlement provided, among other things, for (i) additional payments from the carrier in the amount of $2.6 million, (ii) that of the payments received to date, totaling $26.8 million, the insurance carrier will allocate no more than $9.5 million for property damage, (iii) that the remaining proceeds of $17.3 millionwill be allocated to business interruption losses and will not be subject to recovery by the insurance carrier and (iv) that the Company shall not be entitled to any additional payments unless it is determined by reference, appraisal, arbitration, litigation or otherwise that the Company's business interruption losses exceed $17.3 million. The Company disagrees with the insurance carrier regarding the duration and amount of the business interruption losses. The Company plans to seek additional insurance payments through arbitration. There can be no assurance that the Company will ultimately receive any additional insurance payments for business interruption losses.

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

        There can be no assurance that the Company's ultimate liability with respect to this litigation arising out of the industrial accident at Jahn Foundry will not be material to its financial condition, results of operations or cash flows.

        The Company, its chief executive officer, and its chief financial officer were named as defendants in five lawsuits filed following the Company's announcements concerning the discovery of accounting irregularities at the Pennsylvania Foundry Group. The cases were consolidated before the U.S. District Court for the District of Kansas. An amended complaint filed after the consolidation alleged, among other things, that the defendants intentionally or recklessly issued materially false and misleading financial statements in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. That complaint sought certification of a class of purchasers of the Company's common stock between December 10, 1997 and November 3, 2000 and asked for damages for the class in an unspecified amount. An agreement was reached to settle the case. The settlement called for the establishment of a settlement fund consisting of $1.8 million, which has been paid by the Company's insurance carrier. All claims were dismissed without any admission of liability or wrongdoing.

        The Company understands that on or about November 29, 2000 the Securities and Exchange Commission issued a formal order of investigation as a result of the events underlying the Company's earlier disclosure of certain accounting irregularities. The Company is cooperating with the investigation.

        The Company filed a complaint against Deloitte and Touche LLP ("Deloitte"), its former auditor and consultant, on July 26, 2002 in the Court of Common Pleas, Philadelphia County, Pennsylvania for negligence, professional malpractice, negligent misrepresentation, and breach of contract. The Company engaged Deloitte to audit its consolidated financial statements for the fiscal years 1996 through 2000, and late in 1999 engaged Deloitte to conduct an internal auditing project for the Company that involved, among other things, reviewing the Company's internal control processes. The Company believes that Deloitte breached its duties in performing such services by failing to act with reasonable and ordinary care, with the ordinary skill and diligence of the accounting profession, and in conformity with professional standards such as generally accepted auditing standards and generally accepted accounting principles. The Company also believes that had Deloitte acted with the proper care, skill and diligence, the improprieties of two former officers of the Pennsylvania Foundry Group ("PFG"), who have pled guilty to federal criminal offenses, the operating losses at PFG and the embezzlement of funds would have been discovered. The Company is seeking tens of millions of dollars in compensatory and punitive damages, and such other relief as the Court deems necessary. There can be no assurance that the Company will be successful in this litigation or, if it is, that the damages awarded will be in the amount requested by the Company.

        On September 13, 2002, Deloitte filed its answer to the Company's complaint, and also filed a counterclaim against the Company alleging fraud, aiding and abetting fraud, negligent misrepresentation, breach of contract, and breach of the covenant of good faith and fair dealing. Deloitte alleges that the Company was aware of information related to the improper activities of the PFG officers and PFG employees and failed to disclose such information to it. Deloitte is seeking compensatory damages (including legal fees and costs associated with litigation), punitive damages and such other relief as the Court deems necessary. The Company believes that Deloitte's counterclaims have no merit and will vigorously defend itself.

        On September 24, 2002, Deloitte filed a third party complaint against certain officers and employees of the Company and others alleging fraud, aiding and abetting fraud, negligent misrepresentation, and contribution. Deloitte alleges, among other things, that the Company's officers and employees withheld material information from it in connection with the actions of the PFG officers and PFG employees. Deloitte requests compensatory damages (including the amount of any losses that Deloitte sustains as a result of the Company's complaint against Deloitte, plus costs and attorneys' fees), punitive damages, and such other relief as the Court deems appropriate. The Company believes that Deloitte's claims have no merit and the Company's officers and employees will vigorously defend themselves.

        On April 9, 2002, the Company's subsidiary, Fonderie d'Autun ("Autun"), a French corporation, filed a voluntary petition for reorganization with the local court in Chalons, France.

        Autun was initially granted local court approval to continue operating while it prepares a plan of reorganization. Autun was granted a six-month period during which it may present such a plan. The court appointed administrator tried to sell Autun. After failing to sell Autun, the administrator recommended to the court that Autun be liquidated. On September 19, 2002, the court appointed a liquidator to begin the liquidation of Autun. During the fourth quarter of fiscal 2002, the Company recorded a charge of $567,000 to write off its remaining net investment in Autun and a charge of $3.5 million relating to the Company's guarantee of Autun's obligations under certain lease agreements. The Company is no longer consolidating Autun's results into its consolidated financial statements.

        As a result of the court's recent decision to liquidate the assets of Autun, it is estimated that charges for site cleanup could total up to $8 million. Should Autun not be able to meet the cleanup obligations, the French government might be able to make a claim against the prior owner. The Company guaranteed payment of certain contingent liabilities of up to 100 million French francs (currently US$13.3 million) when it purchased Autun, for the cost of environmental restoration, if any, in the event Autun were closed and a claim was successfully made against the prior owner. Such amount has not been recorded in the accompanying financial statements. These potential contingent liabilities may adversely impact the Company's ability to proceed with its plan to achieve its financial objectives if they become liabilities of the Company.

        The Occupational Safety and Health Administration ("OSHA") recently cited the Company for 95 violations of workplace safety laws at its Atchison, Kansas foundry. OSHA found 87 alleged serious violations and eight lesser violations of rules designed to protect workers' safety and health and proposed a $250,000 penalty. The Company intends to participate in an informal conference with the OSHA area director or contest the citations before the independent Occupational Safety and Health Review Commission. The Company expects to substantially reduce the proposed penalty, but no assurance can be given in this regard.

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

        NOT APPLICABLE.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

        The Common stock was traded on the New York Stock Exchange under the symbol "FDY" from December 12, 1996 until June 25, 2002 when it began trading on the OTC Bulletin Board under the symbol "AHNC.OB." The following table sets forth the high and low sales prices for the shares of Common stock on the New York Stock Exchange or the OTC Bulletin Board for the periods indicated.

	High	Low
Fiscal Year Ended June 30, 2001:
First Quarter	6.7500	3.0000
Second Quarter	4.9375	2.4375
Third Quarter	4.0000	2.6250
Fourth Quarter	3.2000	2.2500
Fiscal Year Ended June 30, 2002:
First Quarter	4.0500	2.5200
Second Quarter	3.2400	1.0200
Third Quarter	2.3400	1.2700
Fourth Quarter	1.6000	0.0500
Fiscal Year Ending June 30, 2003:
First Quarter	0.3500	0.2300
Second Quarter (through October 10, 2002)	0.3500	0.1800

        As of October 10, 2002, there were over 2,200 holders of the Common Stock, including shares held in nominee or street name by brokers.

DIVIDEND POLICY

        The Company has not declared or paid cash dividends on shares of its Common Stock. The Company does not anticipate paying any cash dividends or other distributions on its Common Stock in the foreseeable future. The current policy of the Company's Board of Directors is to reinvest all earnings to finance the Company's business. The agreements governing the Company's credit facility and $20 million senior notes contain limitations on the Company's ability to pay dividends. See Note 10 to the consolidated financial statements.

UNREGISTERED SECURITIES TRANSACTIONS

        In lieu of cash compensation for services rendered in their capacity as Directors of the Company, Mr. William Bullard was provided at his election 20,870 shares of common stock at an average price of $0.31 per share purchased between August 6, 2002 and August 8, 2002, and Mr. Michael v.B. Nagel was provided at his election 10,130 shares of common stock at $0.32 per share purchased on August 8, 2002. Such transactions were exempt from registration under the Securities Act of 1993, as amended (the "Act"), pursuant to Section 4(2) of the Act.

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

        The consolidated financial statements of the Company as of June 30, 2001 and 2000 and for each of the years in the three year period ended June 30, 2001 are unaudited. See Item 1 "General—Withdrawal of Prior Audit Report."

	Fiscal Year Ended June 30,
	1998	1999		2000		2001		2002
		(unaudited)		(unaudited)		(unaudited)
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net Sales	$373,107	$477,405		$461,137		$428,150		$388,240
Cost of Sales	322,002	417,816		419,299		400,289		365,328

Gross Profit	51,105	59,589		41,838		27,861		22,912
Operating Expenses:
Selling, General & Administrative	28,846	45,290		44,526		44,172		37,919
Impairment and Restructuring Charges	—	—		16,414	(2)	18,139	(5)	9,229 (7)
Amortization of Intangibles	850	544		(408)		(255)		4
Other Income	—	(2,750	)(1)	(606	)(3)	(10,920	)(6)	—

Operating Income (Loss)	21,409	16,505		(18,088)		(23,275)		(24,240)
Interest Expense	3,896	8,352		9,452		11,329		10,848
Minority Interest in Net Income (Loss) of Subsidiaries	448	237		66		(57)		(52)

Income (Loss) Before Taxes	17,065	7,916		(27,606)		(34,547)		(35,036)
Income Taxes (Benefit)	6,823	4,844		(15,927	)(4)	1,892		(6,956)

Income (Loss) before Cumulative Effect of a change in Accounting Principal	10,242	3,072		(11,679)		(36,439)		(28,080)
Cumulative Effect on Prior Years of a change in Accounting for Derivative Financial Instruments, net of tax	—			—		(546)		—

Net Income (Loss)	$10,242	$3,072		$(11,679)		$(36,985)		$(28,080)

Earnings (Loss) Per Share:
Basic	$1.25	$0.39		$(1.53)		$(4.81)		$(3.64)

Diluted	$1.25	$0.39		$(1.53)		$(4.81)		$(3.64)

Weighted Average Number of Common and Equivalent Shares Outstanding
Basic	8,167,285	7,790,781		7,648,616		7,685,339		7,716,479
Diluted	8,218,686	7,790,781		7,648,616		7,685,339		7,716,479
Supplemental Data:
Depreciation and Amortization	$11,695	$13,416		$14,198		$13,584		$11,705
Capital Expenditures	17,868	17,899		20,531		11,182		4,216
Number of Operating Plants at Year End	17	19		19		16		12

	1998	1999	2000	2001	2002
			(unaudited)	(unaudited)
Balance Sheet Data (at year end):
Working Capital (Deficiency)	$73,755	$78,932	$5,730	$(52,925)	$(51,909)
Total Assets	340,981	361,114	342,423	305,873	269,378
Long-Term Obligations	87,272	104,607	36,691	6,648	20,662
Total Stockholders' Equity (8)	131,864	128,585	114,333	72,689	50,105

(1)
Other income consists of a $3.5 million gain resulting from a revision to the flood damage reconstruction reserve, partially offset by a charge of $750,000 recorded in connection with an industrial accident that occurred on February 25, 1999 at Jahn Foundry.

(2)
Impairment charges consist of a $3.4 million charge relating to the Company's closure of Claremont Foundry, Inc. ("Claremont"), a $6.9 million charge relating to an impairment of long-lived assets at PrimeCast, Inc., a $3.4 million charge relating to the impairment of long-lived assets at Pennsylvania Steel Foundry & Machine Company and a $2.7 million charge relating to an impairment of goodwill at Empire Steel Castings, Inc ("Empire Steel").

(3)
Other income consists primarily of gains of $1.1 million on the termination of interest rate swap agreements.

(4)
Includes a $7.8 million deferred income tax benefit relating to the resolution of the Company's tax treatment of certain flood insurance proceeds received in fiscal 1995 and 1996.

(5)
Impairment charges consist of a $1.6 million charge relating to the Company's closure of Empire Steel, a $2.7 million charge relating to an impairment of goodwill at Los Angeles Die Casting ("LA Die Casting") and a $13.9 million charge relating to the impairment of long-lived assets at Jahn Foundry Corp ("Jahn Foundry").

(6)
Includes a $10.9 million gain relating to the industrial accident that occurred on February 25, 1999 at Jahn Foundry.

(7)
Impairment and restructuring charges consist of a $5.2 million charge relating to the Company's downsizing of La Grange Foundry Inc. to a pattern repair, maintenance and storage operation, a charge of $567,000 to write off the Company's remaining net investment in Autun and a charge of approximately $3.5 million relating to the Company's guarantee of Autun's obligations under certain lease agreements.

(8)
There have been no cash dividends paid during fiscal year 1998 through 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        Prior to fiscal 2000, the Company pursued an active acquisition program designed to take advantage of consolidation opportunities in the widely fragmented foundry industry. The Company has acquired nineteen foundries, has closed four foundries, has sold two foundries and has placed one foundry into reorganization since its inception. The Company is currently in the process of seeking offers on three additional foundries and is downsizing one foundry. The Company did not make any acquisitions in fiscal 2000, 2001 or 2002 and is not currently contemplating any acquisitions in fiscal 2003. The Company's primary focus in fiscal 2003 will be on the integration and improvement of existing operations and the disposition of certain operations in order to reduce debt and enter a long-term facility for working capital purposes.

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

New Business Model

        Atchison Casting Corporation was formed in 1991 to make strategic acquisitions in the consolidating foundry industry and to implement new technology in the foundries acquired. Over the years the Company has grown from approximately $50 million to nearly $400 million in annual sales.

        Atchison has become a world leader in steel castings, provides iron castings of high quality and service for industrial markets, and is growing its position in aluminum die-castings for the automotive market.

        On June 19, 2002, the Company announced the business model that it intends to use to return to profitability and improve its financial condition.

        Three years of contraction in the capital goods markets, coupled with a number of other unfortunate events, have taken a toll on the Company. Atchison is not alone, as a number of our competitors have closed. Despite all of this, the Company has an opportunity to not only survive, but to do so profitably and increase market share in the markets it serves.

        To continue as a going concern, attain profitability and increase market share, management has refined the Company's business model, consisting of the following key components

  1)
  Narrow the customer focus to industrial manufacturers, who desire to outsource more manufacturing every year, and the product focus to complex, highly engineered castings.

  2)
  Grow through more value added business such as machining and assembly.

  3)
  More effectively use casting design and simulation technology throughout the Company.

  4)
  Expand ACC Global, a recently formed division devoted to foreign sourcing of castings for customers seeking lower cost global suppliers. ACC Global can provide a customer service by managing this process.

        The Company believes the success of this new business model depends on improving its financial condition. To accomplish this, the Company must 1) restructure its debt with current or new lenders, and 2) assess each location as to its contribution and develop a plan of disposition or closure if acceptable results in the near-term are not feasible.

        The Company expects that any future growth will result primarily through increasing value added capability. The Company also hopes to grow through ACC Global as well. For instance, joint ventures with companies identified by ACC Global in low labor cost countries could give rise to a blended source of metal components to industrial manufacturers.

        While the Company believes this new business model represents a viable plan to achieve its financial objectives, there are no assurances that such plan can be executed as designed or that execution thereof will result in achievement of the Company's financial objectives. In addition, the Company's potential contingent liabilities with respect to the Company's subsidiary located in Autun, France, as described in note 4 to the consolidated financial statements, may adversely impact the Company's ability to proceed with its plan if they become liabilities of the Company.

Fonderie d'Autun

        On April 9, 2002, the Company's subsidiary, Fonderie d'Autun ("Autun"), a French corporation, filed a voluntary petition for reorganization with the local court in Chalons, France.

        Autun was acquired by the Company on February 25, 1999 at which time Autun specialized in the manufacture of cast iron radiators. The Company's strategy was to restructure the foundry to make different products, principally automotive and appliance castings. Autun was successful in obtaining new customers and work in these markets. However, start up costs for the new products and losses with some customers on Autun's historical cast iron radiator business, coupled with the inability to lower employment levels without significant severance costs, resulted in the need for Autun to file for a plan of reorganization.

        Autun was initially granted local court approval to continue operating while it prepared a plan of reorganization. Autun was granted a six-month period during which it may present such a plan. The court appointed administrator tried to sell Autun. After failing to sell Autun, the administrator recommended to the court that Autun be liquidated. On September 19, 2002, the court appointed a liquidator to begin the liquidation of Autun. During the fourth quarter of fiscal 2002, the Company recorded a charge of $567,000 to write off its remaining net investment in Autun and a charge of $3.5 million relating to the Company's guarantee of Autun's obligations under certain lease agreements. The Company is no longer consolidating Autun's results into its consolidated financial statements.

        As a result of the court's recent decision to liquidate the assets of Autun, it is estimated that charges for site cleanup could total up to $8 million. Should Autun not be able to meet the cleanup obligations, the French government might be able to make a claim against the prior owner. The Company guaranteed payment of certain contingent liabilities of up to 100 million French francs (currently US$13.3 million) when it purchased Autun, for the cost of environmental restoration, if any, in the event Autun were closed and a claim was successfully made against the prior owner. Such amount has not been recorded in the accompanying financial statements. These potential contingent liabilities may adversely impact the Company's ability to proceed with its plan to achieve its financial objectives if they become liabilities of the Company.

        For the first nine months of fiscal 2002, Autun recorded net sales of $13.9 million and a net loss of $1.6 million. For fiscal 2001, Autun recorded net sales of $17.4 million and a net loss of $88,000.

Solicitation of Offers on Three Subsidiary Operations

        The Company is currently soliciting offers for the purchase of three subsidiary operations. ACC is marketing directly or has engaged investment bankers to obtain offers on the following subsidiaries:

  •
  Kramer International, Inc.

  •
  The G&C Foundry Company

  •
  Canada Alloy Castings, Ltd.

        Should acceptable offers be made, the Company expects that the sales of the operations could be completed by the end of fiscal 2003. Any net proceeds will be used primarily to retire outstanding indebtedness.

        To effect the business model discussed above, the Company must improve its financial condition. Part of that effort includes assessing various opportunities to reduce indebtedness. While each of these operations brings certain strengths or capabilities to the Company, they either do not fit well with the new business model, or are not ones in which the Company has elected to direct its resources at this time. However, if acceptable offers are not made, the Company will continue to work on improving these and all of the Company's operations.

        Kramer International, located in Milwaukee, Wisconsin, specializes in the casting of iron, steel and non-ferrous pump impellers. Kramer currently employs approximately 90 people, and generated net sales of approximately $10.3 million in fiscal 2002.

        The G&C Foundry Company, located in Sandusky, Ohio, manufactures gray and ductile iron castings for hydraulic applications. G&C currently employs approximately 150 people, and generated net sales of approximately $13.6 million in fiscal 2002.

        Canada Alloy, located in Kitchener, Ontario, Canada, manufactures stainless, carbon and alloy castings for a variety of markets. Canada Alloy currently employs approximately 130 people, and generated net sales of approximately $13.6 million in fiscal 2002.

Results of Operations

        The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Report.

  Fiscal Year Ended June 30, 2002 Compared to Fiscal Year Ended June 30, 2001

        Net sales for fiscal 2002 were $388.2 million, representing a decrease of $40.0 million, or 9.3%, from net sales of $428.2 million in of fiscal 2001. Since the beginning of fiscal 2001, Atchison has completed the closure of four operations, the sale of two operations and placed one operation into liquidation. These operations generated net sales of $64.6 million and $26.7 million in fiscal 2001 and fiscal 2002, respectively, as follows:

Operation	FY01 Net Sales	FY 02 Net Sales
Closure of Claremont Foundry, Inc.	$0.8 million	—
Closure of PrimeCast, Inc.	14.8 million	0.2 million
Closure of Pennsylvania Steel Foundry & Machine Company	4.9 million	—
Sale of Jahn Foundry Corp	8.4 million	2.9 million
Closure of Empire Steel Castings, Inc.	10.1 million	5.4 million
Sale of Los Angeles Die Casting, Inc.	8.2 million	4.3 million
Liquidation of Fonderie d' Autun	17.4 million	13.9 million

	$64.6 million	$26.7 million

        Much of Pennsylvania Steel Foundry & Machine Company's ("Pennsylvania Steel") and Empire Steel Castings, Inc.'s ("Empire Steel") net sales were transferred to other Company locations. Empire Steel was closed to commercial work, but does continue to produce one product for the U.S.

Government on an as-needed basis. As PrimeCast, Inc. ("PrimeCast") was the Company's only foundry that could produce large iron castings, only a portion of PrimeCast's work was transferred to other operations of the Company. In addition, net sales of LaGrange Foundry Inc. ("LaGrange") decreased $6.4 million, or 30.3%, to $14.7 million in fiscal 2002. This decrease is a result of reduced sales to LaGrange's largest customer, Gardner Denver Machinery, Inc. ("Gardner Denver").

        Gross profit for fiscal 2002 decreased $5.0 million, or 17.9%, to $22.9 million, or 5.9% of net sales, compared to $27.9 million, or 6.5% of net sales, for fiscal 2001. The decrease in gross profit and gross profit as a percentage of net sales was primarily due to a change in product mix toward products which have a lower gross profit as a percentage of net sales. Also affecting gross profits were reduced gross profits at Sheffield Forgemasters Group Limited ("Sheffield"), La Grange and Autun. Partially offsetting these factors was the substantial elimination of the gross losses incurred at the operations closed or sold since the beginning of fiscal 2001 and a decrease in fuel costs of approximately 3.2 million.

        The gross profit at Sheffield for fiscal 2002 decreased $3.5 million, to a gross profit of $6.2 million, or 5.7% of net sales, compared to a gross profit of $9.7 million, or 9.0% of net sales, in fiscal 2001, primarily reflecting the impact of the strong British pound and the competitive environment of the markets served by Sheffield on quoted margins. The gross profit at LaGrange in fiscal 2002 decreased $3.7 million, to a gross loss of $2.0 million, or 13.6% of net sales, compared to a gross profit of $1.7 million, or 8.0% of net sales, in fiscal 2001, reflecting the lower absorption of overhead resulting from reduced volumes from LaGrange's primary customer, Gardner Denver. The Company is in the process of downsizing LaGrange. Reflecting the high start-up costs on new products and losses on some historical cast iron radiator business, the gross loss at Autun for the first nine months of fiscal 2002 was $145,000, or 1.0% of net sales, compared to a gross profit of $813,000, or 4.7% of net sales, for fiscal 2001. Offsetting these factors was a decrease in the gross losses at Claremont Foundry Inc. ("Claremont"), PrimeCast, Pennsylvania Steel, Empire Steel and Jahn Foundry, Corp. ("Jahn Foundry") by an aggregate of $9.4 million from the gross losses at these locations in fiscal 2001.

        During fiscal 2002, the Company's reserve for warranty expense decreased to $8.0 million at June 30, 2002 from $9.0 million at June 30, 2001. The decrease in the warranty reserve during fiscal 2002 primarily related to the Company's Sheffield subsidiary located in the United Kingdom. The Company maintains reserves for warranty charges based on specific claims made by customers, for which management estimates a final settlement of the claim, and for expected claims not yet received. The estimate for claims not yet received is based on historical results and is estimated monthly. During fiscal 2002, the Company's warranty reserve requirement declined primarily due to better than expected results relative to the historical estimates for cast back-up rolls.

        During fiscal 2002, the Company's reserve for workers' compensation and employee health care increased to $5.9 million at June 30, 2002 from $4.0 million at June 30, 2001. Workers' compensation and employee health care expense was $16.4 million for fiscal 2002, compared to $16.8 million in fiscal 2001. The increase in the reserve for workers' compensation and employee health care primarily reflects changes in the amount and timing of actual payments.

        Selling, general and administrative expense ("SG&A") for fiscal 2002 was $37.9 million, or 9.8% of net sales, compared to $44.2 million, or 10.3% of net sales, in fiscal 2001. The reduction in SG&A expense is primarily due to reductions in staffing and related benefits, the reduction in SG&A expense at the facilities the Company has closed or sold since the beginning of fiscal 2001 and the inclusion in fiscal 2001 of expenses relating to the investigation of the accounting irregularities at the Company's Pennsylvania Foundry Group of operations. SG&A expenses in fiscal 2002 at Claremont, PrimeCast, Pennsylvania Steel, Empire Steel, Jahn Foundry and Los Angeles Die Casting Inc. ("LA Die Casting") decreased by an aggregate of $3.0 million from SG&A expenses in fiscal 2001. Included in fiscal 2001 were expenses of approximately $800,000 relating to the investigation of the accounting irregularities at the Pennsylvania Foundry Group. Also included in fiscal 2001 and fiscal 2002 were expenses of approximately $1.3 million and $1.7 million, respectively, incurred by the Company in pursuing various options to refinance its bank credit facility. Partially offsetting these factors was a charge of $567,000 included in the fourth quarter of fiscal 2002 to write off the Company's net investment in Autun and a charge of approximately $3.5 million in the fourth quarter of fiscal 2002 relating to the Company's guarantee of Autun's obligations under certain lease agreements.

        Amortization of certain intangibles for fiscal 2002 was $1.2 million, or 0.3% of net sales, compared to $1.4 million, or 0.3% of net sales, in fiscal 2001. The intangible assets consist of goodwill recorded in connection with certain of the Company's acquisitions. The Company has also recorded a liability, consisting of the excess of acquired net assets over cost ("negative goodwill"), in connection with the acquisition of Autun. The amortization of negative goodwill was a credit to income in fiscal 2002 of $1.2 million, or 0.3% of net sales, as compared to $1.6 million, or 0.4% of net sales, in fiscal 2001.

        Impairment and restructuring charges for fiscal 2002 were $9.2 million, consisting of a $5.2 million fixed asset impairment charge relating to the Company's downsizing of La Grange Foundry, a charge of $567,000 to write off the Company's remaining net investment in Autun and a charge of approximately $3.5 million relating to the Company's guarantee of Autun's obligations under certain lease agreements (See Fonderie d'Autun above). Following losses in fiscal 2002, in September 2002 the Company's Board of Directors committed to a plan to downsize La Grange Foundry to a pattern repair, maintenance and storage operation. Accordingly, the carrying amounts of La Grange Foundry's fixed assets were written down to the Company's estimate of fair value, which was based on discounted future cash flows. The resulting impairment charge of $5.2 million to reduce the carrying amount of these fixed assets was recorded in the fourth quarter ended June 30, 2002. Actual results could vary significantly from such estimates. Prior to the impairment charge, these assets had a carrying amount of $5.9 million. The Company plans to complete the downsizing of La Grange Foundry during the second quarter of fiscal 2003. The Company will terminate approximately 125 employees and will recognize a charge for severance benefits of approximately $50,000 in the quarter ended December 31, 2002.

        Impairment charges for fiscal 2001 were $18.1 million, which consisted of a $1.6 million fixed asset impairment charge relating to the Company's closure of Empire Steel, a $13.9 million fixed asset impairment charge relating to the sale of Jahn Foundry, and a $2.7 million intangible asset impairment charge relating to the Company's sale of LA Die Casting.

        The Company substantially completed the closure of Empire by December 31, 2001, and transferred as much work as possible to other locations. Empire was closed as to commercial work, but continues to produce one product for the U.S. Government on an as-needed basis. For fiscal 2001 and 2002, Empire recorded net sales of $10.1 million and $5.4 million, respectively, and net losses of $2.6 million and $1.2 million, respectively. The Company terminated approximately 106 employees at Empire and recognized a charge for severance benefits of approximately $50,000 in fiscal 2002.

        On December 20, 2001, the Company completed the sale of substantially all of the net assets of Jahn Foundry. After post-closing adjustments, the Company received approximately $300,000 cash, a minority ownership position in the buyer valued at $325,000 and a note (bearing interest at 6.0% per year) for the principal amount of $475,000 amortizing over ten years in exchange for assets and the assumption of liabilities by the buyer. The Company recognized a loss on the sale of approximately $40,000. For fiscal 2001, Jahn Foundry recorded a net loss of $2.4 million, excluding a non-recurring gain of $10.9 million recorded in the second quarter relating to insurance claims resulting from an industrial accident at Jahn Foundry on February 25, 1999, on sales of $8.4 million. For fiscal 2002, Jahn Foundry recorded a net loss of $1.4 million on sales of $2.9 million.

        On February 20, 2002, the Company completed the sale of substantially all of the net assets of LA Die Casting. After post-closing adjustments, the Company received approximately $3.5 million in cash and a note for the principal amount of $259,000 due in two years in exchange for assets and the assumption of liabilities by the buyer. The note bears interest only during the two-year period. The Company recognized a loss on the sale of approximately $169,000. For fiscal 2001 and 2002, LA Die Casting recorded net sales of $8.2 million and $4.3 million, respectively, and a net income (loss) of $61,000 and $(218,000), respectively.

        Other income for fiscal 2001 primarily consisted of $10.9 million of non-recurring gains relating to the Jahn Foundry industrial accident, which occurred in 1999. This gain consisted of a $3.7 million business interruption insurance gain and a $7.2 million property insurance gain. The property insurance gain primarily represents the difference between the net proceeds received for the property damage and the property's net book value immediately before the accident (See Note 22 to the consolidated financial statements). See Liquidity and Capital Resources.

        Interest expense for fiscal 2002 decreased to $10.8 million, or 2.8% of net sales, from $11.3 million, or 2.6% of net sales, in fiscal 2001. The decrease in interest expense primarily reflects lower average interest rates.

        The Company recorded an income tax benefit of $7.0 million in fiscal 2002. Due to the Company's current income tax position, no income tax benefit was recorded in connection with the losses incurred or in connection with the fixed asset impairment charge recorded in fiscal 2002. However, as a result of a tax law change enacted in March 2002, the Company was able to carry back its prior period net operating losses an additional three years. This resulted in an income tax refund of approximately $5.5 million relating to such prior period losses and a projected income tax refund of approximately $1.6 million with respect to losses incurred during fiscal 2002, which was recorded in the third quarter of fiscal 2002. Income tax expense of $1.9 million was recorded in fiscal 2001. Due to the Company's income tax position, no income tax benefit was recorded in connection with the fixed asset impairment charges recorded in fiscal 2001. In addition, the Company recorded a $6.1 million valuation allowance related to certain foreign net operating loss carryforward. This valuation allowance reduces the deferred tax assets to the amounts that management believes are more likely than not to be realized. The Company's income tax expense and benefit reflect the combined effective tax rates of the different federal, state and provincial jurisdictions in which the Company operates, and the proportion of taxable income earned in each of those tax jurisdictions.

        As a result of the foregoing, the net loss decreased to $28.1 million in fiscal 2002 from a net loss of $37.0 million in fiscal 2001.

  Fiscal Year Ended June 30, 2001 Compared to Fiscal Year Ended June 30, 2000

        Net sales for fiscal 2001 were $428.2 million, representing a decrease of $32.9 million, or 7.1%, from net sales of $461.1 million in fiscal 2000. This 7.1% decrease in net sales was due primarily to decreases in net sales to the offshore oil and gas, military, mining, automotive and power generation markets. Net sales of Sheffield for fiscal 2001 decreased $6.6 million from net sales in fiscal 2000. In addition to the weak market conditions, net sales have also been impacted by the bankruptcy and subsequent cessation of operations of a major customer at the Company's PrimeCast, subsidiary. Through fiscal 2000, PrimeCast aggressively worked at replacing the volume lost from Beloit Corporation ("Beloit"), which filed for bankruptcy in June 1999. During February 2000, Beloit was sold at auction, in parts, and as a result, the plants to which PrimeCast supplied castings subsequently ceased operations. For fiscal 2001, PrimeCast's net sales decreased $9.7 million from net sales in fiscal 2000. In addition, the Company closed Claremont in November 2000. Claremont's net sales for fiscal 2001 decreased $3.1 million from net sales in fiscal 2000.

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

        Gross profit at Jahn Foundry in fiscal 2001 decreased $4.5 million, to a gross loss of $3.3 million, or 39.4% of net sales, compared to a gross profit of $1.2 million, or 11.2% of net sales, in fiscal 2000. The negative impact to gross profits primarily resulted from the industrial accident in February 1999 that shut down the shell mold department until the second quarter of fiscal 2001.

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

        Impairment charges for fiscal 2001 were $18.1 million, which consisted of a $1.6 million fixed asset impairment charge relating to the Company's closure of Empire, a $13.9 million fixed asset impairment charge relating to the sale of Jahn Foundry, and a $2.7 million intangible asset impairment charge relating to the Company's sale of LA Die Casting.

        Following continued losses in fiscal 2001, the Company announced, on August 31, 2001, plans to close Empire. Accordingly, the carrying amounts of Empire Steel's fixed assets were written down to the Company's estimate of fair value, which was based on discounted future cash flows. The resulting impairment charge of $1.6 million to reduce the carrying amount of these fixed assets was recorded in the fourth quarter ended June 30, 2001. Actual results could vary significantly from such estimates. Prior to the impairment charge, these assets had a carrying amount of $2.6 million. The Company closed Empire Steel by December 31, 2001, and transferred as much work as possible to other Company locations. The Company terminated approximately 106 employees and recognized a charge for severance benefits of approximately $50,000 in fiscal 2002.

        In the fourth quarter of fiscal 2001, the Company recognized an impairment charge of $2.7 million to write-down the carrying value of the goodwill at LA Die Casting to the Company's estimate of fair value. The Company considered its decision to realign its operations, resulting in its decision to dispose of LA Die Casting as the primary indicator of impairment. Prior to the impairment charge, the goodwill had a carrying amount of $3.5 million. For fiscal years 1999, 2000 and 2001, LA Die Casting recorded net sales of $9.6 million, $9.5 million and $8.2 million, respectively, and net income of $196,000, $280,000 and $61,000, respectively, excluding the impairment charge in the fourth quarter of fiscal 2001. On February 20, 2002, the Company completed the sale of substantially all of the net assets of LA Die Casting.

        In the fourth quarter of fiscal 2001, the Company recognized an impairment charge of $13.9 million to write-down the carrying amount of the property, plant and equipment at Jahn Foundry to the Company's estimate of fair value. The Company considered its decision to realign its operations, resulting in its decision to dispose of Jahn Foundry as the primary indicator of impairment. Prior to the impairment charge, the property, plant and equipment had a carrying amount of $15.9 million. For fiscal years 1999, 2000 and 2001, Jahn Foundry recorded net sales of $12.0 million, $10.7 million and $8.4 million, respectively, and net income (losses) of $124,000, $(113,000) and $(2.4) million, respectively, excluding the impairment charge in the fourth quarter of fiscal 2001 and a non-recurring gain of $10.9 million recorded in the second quarter of fiscal 2001 relating to insurance claims resulting from the industrial accident at Jahn Foundry on February 25, 1999. On December 20, 2001, the Company completed the sale of substantially all of the net assets of Jahn Foundry.

        Other income for fiscal 2001 primarily consisted of $10.9 million of non-recurring gains relating to the Jahn Foundry industrial accident, which occurred in 1999. This gain consisted of a $3.7 million business interruption insurance gain and a $7.2 million property insurance gain. The property insurance gain primarily represents the difference between the net proceeds received for the property damage and the property's net book value immediately before the accident (See Note 22 to the consolidated financial statements). See Liquidity and Capital Resources. Other income for fiscal 2000 primarily consisted of non-recurring gains of $1.1 million on the termination of interest rate swap agreements. The net gains were triggered by the Company's early retirement of a term loan.

        Interest expense for fiscal 2001 increased to $11.3 million, or 2.6% of net sales, from $9.5 million, or 2.0% of net sales, in fiscal 2000. The increase in interest expense primarily reflects higher average interest rates on the Company's outstanding indebtedness.

        The Company recorded income tax expense of $1.9 million in fiscal 2001. Due to the Company's current income tax position, no income tax benefit was recorded in connection with the fixed asset impairment charges discussed above. In addition, the Company recorded a $6.1 million valuation allowance related to certain foreign net operating loss carry forward. This valuation allowance reduces the deferred tax assets to the amounts that management believes are more likely than not to be realized. Excluding the $7.8 million deferred income tax benefit discussed below, the income tax benefit for fiscal 2000 reflected an effective rate of approximately 29%. The effective tax rate is lower than the combined federal, state and provincial statutory rates primarily due to the impact of non-deductible goodwill and foreign dividends. The Company's income tax expense and benefit reflect the combined effective tax rates of the different federal, state and provincial jurisdictions in which the Company operates, and the proportion of taxable income earned in each of those tax jurisdictions.

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

Liquidity and Capital Resources

        The Company has historically financed operations with internally generated funds, proceeds from the sale of senior notes and available borrowings under its bank credit facilities. Cash provided by operating activities for fiscal 2002 was $3.4 million, an increase of $122,000 from fiscal 2001. This increase was primarily attributable to the accelerated collection of trade receivable balances, a decrease in inventory balances and an increase in customer advance payments. Offsetting this was a reduction in trade payable balances.

        Working capital was a negative $51.9 million at June 30, 2002, as compared to a negative $52.9 million at June 30, 2001. The change in working capital levels primarily reflect a reduction in trade payable balances and outstanding borrowings under the Company's bank credit facility, senior notes with an insurance company and term loan with General Electric Capital Corporation, partially offset by a reduction in trade receivable and inventory balances. The working capital levels reflect the reclassification of $89.5 million and $105.3 million of the Company's bank credit facility, term loan and senior notes with an insurance company as current at June 30, 2002 and June 30, 2001, respectively. The Company has not been in compliance with certain financial covenants under the Credit Agreement, Note Purchase Agreement and the GE Financing, as defined below, and, accordingly, such amounts have been classified as current liabilities.

        During fiscal 2002, the Company made capital expenditures of $4.2 million, as compared to $11.2 million for fiscal 2001. Included in fiscal 2001 were expenditures of $4.1 million to rebuild the shell molding area and boiler room damaged in the industrial accident in 1999 at Jahn Foundry (see below). The balances of capital expenditures in both periods were used for routine projects at each of the Company's facilities. The Company currently expects to make approximately $6.0 million of capital expenditures during fiscal 2003.

        As discussed above, during fiscal 2002 the Company closed Empire Steel and sold substantially all of the net assets of Jahn Foundry and LA Die Casting. Proceeds from these sales were used primarily to reduce debt.

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

        The Credit Agreement, as amended, currently consists of a $69.1 million revolving credit facility. Asset sales and tax refunds have been used to reduce indebtedness. In addition to the financial covenants, the Credit Agreement contains restrictions on, among other things, acquisitions, additional indebtedness, further investments in Autun and the use of net proceeds from the sale of assets (other than inventory), insurance settlements and other non-recurring items. Secured by substantially all of the Company's North American assets and a pledge of ACUK's stock, loans under this revolving credit facility bear interest at fluctuating rate of the agent bank's corporate base rate plus 2.0% (6.75% at June 30, 2002).

        On December 18, 2001, the Company entered into the Twelfth Amendment and Forbearance Agreement to the Credit Agreement and the Eighth Amendment and Forbearance Agreement to the Note Purchase Agreement. These amendments, as modified, provided that, among other things, these lenders will forbear from enforcing their rights with respect to certain existing defaults through July 31, 2002.

        On July 31, 2002, the Company entered into the Thirteenth Amendment and Forbearance Agreement to the Credit Agreement and the Ninth Amendment and Forbearance Agreement to the Note Purchase Agreement. These amendments, as modified, provide that these lenders will forbear from enforcing their rights with respect to certain existing defaults through October 17, 2002. Among other things, these amendments provide that the Company will solicit offers for purchase or develop disposition plans for certain subsidiaries and will engage a consulting firm to prepare a valuation analysis and recommended disposition strategy for the Company's U.K. subsidiaries. New covenants regarding minimum cumulative earnings before interest, taxes, depreciation and amortization, capital expenditures and operating cash flow have also been added.

        At June 30, 2002, Notes with an aggregate principal amount of $10.2 million were outstanding with interest accruing at 10.44% per year. The Note Purchase Agreement provides for annual principal payments of $2.9 million The Company did not make principal payments due on July 31, 2001 and July 31, 2002. During fiscal 2002, the Company reduced the outstanding balance on the Notes by $1.2 million through proceeds from asset sales and tax refunds. The Notes are secured by the same assets that secure the Credit Agreement and contain similar restrictions to those described above under the Credit Agreement.

        At June 30, 2002, the balance of the term loan under the GE Financing was $26.5 million. Through June 30, 2002, the Company had made all required monthly principal payments of $291,667 plus accrued interest. The Company is negotiating with General Electric Capital Corporation to accept only interest payments throughout fiscal 2003. The GE Financing is secured by certain of the Company's fixed assets, real estate, equipment, furniture and fixtures located in Atchison, Kansas and St. Joseph, Missouri, matures in December 2004 and bears interest at a fixed rate of 9.05% per year.

        In September 2001, ACUK, a subsidiary of the Company, ACUK's subsidiaries, and Burdale Financial Limited entered into the Facility Agreement. This Facility Agreement provides for a facility of up to 25 million British pounds (approximately $35 million US), subject to certain eligibility calculations, to be used to fund working capital requirements at Sheffield, a subsidiary of ACUK, and up to 1.0 million British pounds for working capital at Autun. In addition, the Facility Agreement provides security for Sheffield's foreign currency exchange contracts and performance bond commitments and was used to repay $5.0 million of an intercompany working capital loan ($1.1 million of which was paid to certain of the lenders as principal payments). This facility matures on September 17, 2004 and is secured by substantially all of Sheffield's assets in the U.K. Loans under this Facility Agreement bear interest at LIBOR plus 2.60% (6.725% at June 30, 2002). As of June 30, 2002, ACUK had drawn approximately $14.2 million under the Facility Agreement. The Facility Agreement contains several covenants, which, among other things, require ACUK to maintain balances under certain eligibility levels. Management believes ACUK is in compliance with those covenants. However, there can be no assurance that ACUK will continue in compliance with the covenants or that Burdale will not assert non-compliance, in which case Burdale may exercise its right to demand payment of the debt.

        The Company is in default under the Credit Agreement, Note Purchase Agreement and the GE Financing. To date, the lenders have not enforced their rights with respect to certain events of default, but there can be no assurance that they will not do so in the future. During much of fiscal 2001, fiscal 2002 and to date in fiscal 2003, the Company borrowed the full amount of the revolving credit facility under the Credit Agreement and managed its cash position accordingly. To date, the Company has been able to meet its cash needs by traditional cash management procedures in addition to: (1) the collection of tax refunds resulting from operating losses at U.S. operations, (2) accelerated collections of receivables from certain longstanding customers from time to time, (3) the reduction of expenses after closing locations operating with a negative cash flow, (4) the reduction of discretionary capital expenditures, and (5) funds available through the Facility Agreement, particularly for its operations in the U.K. The Company is also seeking the recovery under various insurance policies for losses due to the accounting irregularities at the Pennsylvania Foundry Group and the industrial accident at Jahn Foundry. In addition, the Company is pursuing other responsible parties. There can be no assurance that such actions will be successful in recovering funds or that they will allow the Company to operate without additional borrowing capacity.

        Compliance with certain financial covenants under the Credit Agreement, Note Purchase Agreement and the GE Financing is determined on a "trailing-twelve-month" basis. The results through fiscal 2002 were below results needed to achieve compliance with these covenants under the Credit Agreement, Note Purchase Agreement and the GE Financing. Accordingly, the Company is currently negotiating with new and existing financial institutions to extend its current arrangements while it attempts to establish a new credit facility with covenants that the Company believes it will be able to satisfy with additional borrowing capacity. During the past several years, the Company has been able to negotiate operating flexibility with its lenders, although future success in achieving any such renegotiations or refinancings, or the specific terms thereof, including interest rates, capital expenditure limits or borrowing capacity, cannot be assured. The Company believes that its operating cash flow and amounts available for borrowing under its existing credit facility and the Facility Agreement will be adequate to fund its capital expenditure and working capital requirements through October 17, 2002, the maturity date of the current forbearance agreements under the Credit Agreement and Note Purchase Agreement. The Company will need to refinance or extend these agreements to satisfy its liquidity needs. However, the level of capital expenditure and working capital requirements may be greater than currently anticipated as a result of unforeseen expenditures such as compliance with environmental laws and the accident at Jahn Foundry. If the Company fails to amend its financial covenants on terms favorable to the Company, the Company will continue to be in default under such covenants. Accordingly, the lenders could accelerate the debt under the Credit Agreement, which, in turn, would permit acceleration of the Notes under the Note Purchase Agreement and the indebtedness under the GE Financing. If the lenders accelerate their indebtedness and the Company is unable to locate alternative sources of financing, the Company may be forced to seek protection under the federal bankruptcy laws.

        The liquidity position of Sheffield in the U.K. is just as tight as the Company's liquidity in North America. If market conditions and foreign currencies deteriorate or Sheffield's lender continues to restrict availability under the Facility Agreement, Sheffield may not have sufficient liquidity and could be forced to consider all available strategic alternatives, including selling all or portions of Sheffield, an orderly wind-down or liquidation, in which case the Company's investment in Sheffield would likely be lost.

        Total indebtedness of the Company at June 30, 2002 was $118.6 million, as compared to $121.5 million at June 30, 2001. This decrease primarily reflects principal payments aggregating $12.4 million under the Credit Agreement, Note Purchase Agreement and the GE Financing and a reduction in outstanding balances under the Company's revolving credit facility, partially offset by borrowings of $14.2 million under the Facility Agreement. At June 30, 2002, the Company had approximately $1.1 million available for borrowing under its revolving credit facility under the Credit Agreement and there was approximately $3.3 million available for borrowing under the Facility Agreement.

        At June 30, 2002, the Company had the following contractual cash obligations and other commitments.

	Total	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Thereafter
	(in millions)
Long-term debt	$118.6	$98.0	$.3	$14.5	$.4	$.3	$5.1
Operating leases	16.8	4.9	4.2	3.6	2.3	1.1	.7
Lease guarantees	3.5	3.5	—	—	—	—	—

Total	$138.9	$106.4	$4.5	$18.1	$2.7	$1.4	$5.8

        In addition, the Company had $3.9 million of outstanding letters of credit as of June 1, 2002.

        As described in note 10 to the consolidated financial statements, the Company is in violation of various financial covenants of certain of its indebtedness. The Company has entered into amendments and forbearance agreements, which expire in the near term, and, accordingly, such borrowings have been classified as current liabilities in the consolidated financial statements and the table above. In addition, the Company guaranteed certain operating lease obligations of Autun. These guarantees have been called be the lessors and, accordingly, are included in the 2003 column above.

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

        The Company carried insurance for property and casualty damages (over $475 million of coverage), business interruption (approximately $115 million of coverage), general liability ($51 million of coverage) and workers' compensation (up to full statutory liability) for itself and its subsidiaries. The Company recorded charges of $750,000 during the third quarter of fiscal 1999, primarily reflecting the deductibles under the Company's various insurance policies. At this time there can be no assurance that the Company's ultimate costs and expenses resulting from the accident will not exceed available insurance coverage by an amount which could be material to its financial condition or results of operations and cash flows.

        In November 2000, the Company and its insurance carrier settled the Jahn Foundry property portion of the Company's claim. The settlement provided, among other things, for (i) additional payments from the carrier in the amount of $2.6 million, (ii) that of the payments received to date, totaling $26.8 million, the insurance carrier will allocate no more than $9.5 million for property damage, (iii) that the remaining proceeds of $17.3 million, will be allocated to business interruption losses and will not be subject to recovery by the insurance carrier and (iv) that the Company shall not be entitled to any additional payments unless it is determined by reference, appraisal, arbitration, litigation or otherwise that the Company's business interruption losses exceed $17.3 million. The Company disagrees with the insurance carrier regarding the duration and amount of the business interruption losses. The Company plans to seek additional insurance payments through arbitration. There can be no assurance that the Company will ultimately receive any additional insurance payments for business interruption losses.

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

        There can be no assurance that the Company's ultimate liability with respect to this litigation arising out of the industrial accident at Jahn Foundry will not be material to its financial condition, results of operations or cash flows.

        On December 20, 2001, the Company completed the sale of substantially all of the assets of Jahn Foundry, as described above. However, the Company did not sell its right to any proceeds from any insurance settlement, arbitration, litigation or any proceeding relating to the industrial accident discussed above, nor did the buyer assume any such liabilities.

        On April 9, 2002, the company's subsidiary, Fonderie d'Autun ("Autun"), a French corporation, filed a voluntary petition for reorganization with the local court in Chalons, France.

        Autun was acquired by the Company on February 25, 1999 at which time Autun specialized in the manufacture of cast iron radiators. The Company strategy was to restructure the foundry to make different products, principally automotive and appliance castings. Autun was successful in obtaining new customers and work in these markets. However, start up costs for the new products and losses with some customers on Autun's historical cast iron radiator business, coupled with the inability to lower employment levels without significant severance costs, resulted in the need for Autun to file for a plan of reorganization.

        Autun was initially granted local court approval to continue operating while it prepared a plan of reorganization. Autun was granted a six-month period during which it may present such a plan. The court appointed administrator tried to sell Autun. After failing to sell Autun, the administrator recommended to the court that Autun be liquidated. On September 19, 2002, the court appointed a liquidator to begin the liquidation of Autun. During the fourth quarter of fiscal 2002, the Company recorded a charge of $567,000 to write off its remaining net investment in Autun and a charge of $3.5 million relating to the Company's guarantee of Autun's obligations under certain lease agreements. The Company is no longer consolidating Autun's results into its consolidated financial statements.

        As a result of the court's recent decision to liquidate the assets of Autun, it is estimated that charges for site cleanup could total up to $8 million. Should Autun not be able to meet the cleanup obligations, the French government might be able to make a claim against the prior owner. The Company guaranteed payment of certain contingent liabilities of up to 100 million French francs (currently US$13.3 million) when it purchased Autun, for the cost of environmental restoration, if any, in the event Autun were closed and a claim was successfully made against the prior owner. Such amount has not been recorded in the accompanying financial statements. These potential contingent liabilities may adversely impact the Company's ability to proceed with its plan to achieve its financial objectives if they become liabilities of the Company.

        For the first nine months of fiscal 2002, Autun recorded net sales of $13.9 million and a net loss of $1.6 million. For fiscal 2001, Autun recorded net sales of $17.4 million and a net loss of $88,000.

        As previously announced, the Company dismissed Deloitte as its auditor on April 16, 2002. On July 26, 2002, the Company filed a complaint against Deloitte in Philadelphia County, Pennsylvania for negligence, professional malpractice, negligent misrepresentation and breach of contract. The Company believes that Deloitte breached its duties to perform audit and consulting services by failing to act with reasonable and ordinary care, with the ordinary skill and diligence of the accounting profession, and in conformity with the professional standards such as generally accepted auditing standards and generally accepted accounting principles. Deloitte filed a counterclaim against the Company on September 13, 2002 alleging that the Company was aware of information related to improper activities of certain employees at the Pennsylvania Foundry Group and failed to disclose such information to Deloitte. On September 24, 2002, Deloitte filed a third party claim against certain officers and employees of the Company and others alleging, among other things, that such officers and employees withheld material information in connection with such improper activities. The Company believes that Deloitte's claims against it and the Company's officers and employees have no merit and will vigorously defend itself.

        Management believes that the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of June 30, 2001 and 2000, and the results of operations and cash flows for each of the years in the three year period ended June 30, 2001. The Company is considering its options with respect to re-auditing the fiscal years in question.

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

        In the normal course of business, the Company uses derivative financial instruments including interest rate swaps and foreign currency forward exchange contracts to manage its market risks, although, at June 30, 2002, the Company had no outstanding interest rate swap agreements or foreign currency forward exchange contracts. Additional information regarding the Company's financial instruments is contained in Note [12] to the Company's consolidated financial statements. The Company's objective in managing its exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow and to lower its overall borrowing costs. The Company's objective in managing its exposure to changes in foreign currency exchange rates is to reduce volatility on earnings and cash flow associated with such changes. The Company's principal currency exposures are in the major European currencies and the Canadian dollar. The Company does not hold derivatives for trading purposes.

        For 2002 and 2001, the Company's exposure to market risk has been estimated using sensitivity analysis, which is defined as the change in the fair value of a derivative or financial instrument assuming a hypothetical 10% adverse change in market rates or prices. The Company used current market rates on its debt and derivative portfolio to perform the sensitivity analysis. Certain items such as lease contracts, insurance contracts, and obligations for pension and other post-retirement benefits were not included in the analysis. The results of the sensitivity analyses are summarized below. Actual changes in interest rates or market prices may differ from the hypothetical changes.

        The Company's primary interest rate exposures relate to its cash and short-term investments and fixed and variable rate debt. The potential loss in fair values is based on an immediate change in the net present values of the Company's interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential change in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% change in interest rates would impact the Company's earnings by approximately $700,000 and $900,000 in fiscal 2002 and 2001, respectively.

        The Company's exposure to fluctuations in currency rates against the British pound, Euro, and Canadian dollar result from the Company's holdings in cash and short-term investments and its historical utilization of foreign currency forward exchange contracts to hedge customer receivables and firm commitments. The potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of the Company's currency exposures due to a 10% shift in exchange rates versus the British pound, Euro and Canadian dollar. The potential loss in cash flows and earnings is based on the change in cash flow and earnings over a one-year period resulting from an immediate 10% change in currency exchange rates versus the British pound, Euro and Canadian dollar. Based on the Company's holdings of financial instruments at June 30, 2002 and June 30, 2001, a hypothetical 10% change in the British pound, Euro and the Canadian dollar versus all other currencies would have an impact on the Company's earnings before income tax of approximately $8,000 and $3.7 million in fiscal 2002 and fiscal 2001, respectively.

Inflation

        Management does not believe that the Company's operations have been materially adversely affected by inflation or changing prices.

Critical Accounting Policies

        The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company believes its critical accounting policies are as follows:

  •
  Valuation of Long-Lived Assets and Goodwill

  •
  Estimation of Potential Warranty Claims

  •
  Workers' Compensation and Health Care Reserves

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

  •
  significant changes in the strategy of the Company's overall business;

  •
  significant underperformance relative to expected historical or projected future operating results;

  •
  significant changes in the sales levels with the key customers served by any subsidiary; and

  •
  significant negative industry or economic trends.

        When it is determined that the carrying value of long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company projects the undiscounted cash flow expected to be derived from such asset. The carrying value of a long-lived asset or goodwill is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. The impairment is measured based on a projected discounted cash flow method using a discount rate, which approximates the Company's incremental borrowing rate. Net long-lived assets and goodwill amounted to $94.2 million and $22.3 million, respectively, as of June 30, 2002. A change in events or circumstances resulting in an impairment to long-lived assets or goodwill could have a material impact on the Company's results of operations and financial position.

        On July 1, 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" will become effective for the Company. As a result, the Company will cease to amortize its goodwill. For fiscal 2002 and fiscal 2001, the Company recorded amortization expense of $1.2 million and $1.4 million, respectively, relating to the amortization of goodwill. In lieu of amortization, the Company is required to perform an initial impairment review of goodwill in fiscal 2003 and an annual impairment review thereafter. The Company expects to complete its initial review during the first half of fiscal 2003.

  Estimation of Potential Warranty Claims

        The Company warrants that every product will meet a set of specifications, which is mutually agreed upon with each customer. The Company's warranty policy provides for the repair or replacement of its products and excludes contingency costs. The Company maintains reserves for warranty charges based on specific claims made by customers, for which management estimates a final settlement of the claim, and for expected claims not yet received based on historical results, which management believes provides a reasonable indicator and basis for claims not yet received. Significant management judgments must be made and used in connection with establishing warranty reserves. Unforeseen circumstances could result in revisions to these estimates that are material to the Company's financial statements. The provision for warranty expense was $8.0 million and $9.0 million at June 30, 2002 and June 30, 2001, respectively.

  Workers' Compensation and Employee Health Care Reserves

        The Company's U.S. operations primarily self-insure for workers' compensation and employee health care expense. The Company bases its reserves for workers' compensation expense primarily on estimates provided by third-party administrators and its reserves for health care expense on historical claims experience. Significant management judgments and estimates are made in establishing these reserves. The Company's reserve for workers' compensation and employee health care was $5.9 million and $4.0 million at June 30, 2002 and June 30, 2001, respectively. At July 1, 2002, the Company had letters of credit aggregating $4.0 million and a certificate of deposit of $500,000 which support claims for workers' compensation benefits.

  Pension Cost and Prepaid Pension Cost

        The Company's pension cost and prepaid pension cost are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on plan assets, mortality rates and other factors. In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded asset or obligation in future periods. While the Company believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may have a material impact on the Company's results of operations and financial position.

  Accounting for Income Taxes

        As part of the process of preparing the Company's consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. To the extent the valuation allowance is established or increased, an expense must be included within the tax provision in the statement of operations.

        Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a valuation allowance against its net deferred tax assets of approximately $35.0 million and $31.0 million as of June 30, 2002 and June 30, 2001, respectively, due to uncertainties related to the Company's ability to utilize some of its deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on the Company's estimates of taxable income by jurisdiction in which it operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance, which could materially impact the Company's financial position and results of operations.

        The net deferred tax liability as of June 30, 2002 and June 30, 2001 was approximately $1.2 million and $2.1 million, net of a valuation allowance of $35.2 million and $30.6 million, respectively.

Forward-Looking Statements

        Statements above in the subsections entitled "General," "Recent Developments", "Legal Proceedings," "New Business Model", "Liquidity and Capital Resources", "Market Risk," and "Critical Accounting Policies", such as "expects," "intends," "contemplating" and statements regarding quarterly fluctuations, statements regarding the adequacy of funding for capital expenditure and working capital requirements for the next twelve months and similar expressions that are not historical are forward-looking statements that involve risks and uncertainties. Such statements include the Company's expectations as to future performance. Among the factors that could cause actual results to differ materially from such forward-looking statements are the following: the results of litigation with Deloitte, the re-audit of any financial statements, costs of closing or selling foundries, business conditions and the state of the general economy, particularly the capital goods industry, the strength of the U.S. dollar, British pound sterling and the Euro, interest rates, the results of the reorganization of the Company's wholly-owned subsidiary Autun, the amount of any claims made against Autun's prior owner which are the subject of certain guarantees, the Company's ability to renegotiate or refinance its lending arrangements, utility rates, the availability of labor, the successful conclusion of union contract negotiations, the results of any litigation arising out of the accident at Jahn Foundry, results of any litigation or regulatory proceedings arising from the accounting irregularities at the Pennsylvania Foundry Group, the competitive environment in the casting industry and changes in laws and regulations that govern the Company's business, particularly environmental regulations.

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

        The selected unaudited supplemental quarterly results for fiscal 2001 and fiscal 2002 are included in Note 14 to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this item is incorporated herein by reference to the section entitled "Market Risk" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements of the Company are filed under this Item, beginning on page F-1 of this Report. The financial statement schedule required to be filed under Regulation S-X. is filed on page 54 of this report. On October 9, 2002, the Company's former auditor, Deloitte & Touche LLP ("Deloitte"), notified the Company that Deloitte's report dated September 28, 2001 on the consolidated financial statements of the Company and its subsidiaries as of June 30, 2001 and 2000 and for each of the years in the three year period ended June 30, 2001 should no longer be relied upon or associated with those consolidated financial statements.

        Selected quarterly financial data required under this item is included in Note 14 to the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On April 16, 2002, the Board of Directors of the Company, upon recommendation of the Audit Committee of the Company, adopted resolutions dismissing Deloitte & Touche LLP ("Deloitte") as the Company's independent auditor and engaging KPMG LLP as the new independent auditor of the Company. The reports of Deloitte on the consolidated financial statements of the Company for the years ended June 30, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to audit scope or accounting principles. Deloitte's audit report on the consolidated financial statements of the Company for the year ended June 30, 2001 included an explanatory paragraph concerning the Company's ability to continue as a going concern. Deloitte's audit report on the restated consolidated financial statements of the Company for the year ended June 30, 2000 included explanatory paragraphs emphasizing that the consolidated financial statements had been restated and that certain debt had been classified as current due to debt covenant violations.

        During the years ended June 30, 2001 and 2000, and any subsequent interim period preceding April 16, 2002, there were no disagreements between the Company and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused Deloitte, if not resolved to the satisfaction of Deloitte, to make a reference to the subject matter of the disagreements in connection with its reports.

        Following the completion of its audits of the consolidated financial statements of the Company for the years ended June 30, 2001 and 2000 (as restated), Deloitte reported to, and discussed with, the Audit Committee of the Company that certain matters that it considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants were noted in the internal control of the Company. According to Deloitte, these conditions related to ineffective operation of established policies and procedures in place for the review of foundry accounting and reporting information in the years ended June 30, 2001 and 2000, and to ineffective monitoring of the cash reconciliation process in the year ended June 30, 2000.

        While the Company does not believe that the matters considered to be reportable conditions by Deloitte are required to be disclosed under the rules and regulations promulgated by the Securities and Exchange Commission, the Company has disclosed them at the request of Deloitte. The Company has authorized Deloitte to respond fully to inquiries from KPMG LLP, as the successor independent auditor of the Company, concerning such matters.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item with respect to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A. The required information as to executive officers is set forth in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for by this item is incorporated herein by reference to the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 14. CONTROLS AND PROCEDURES

        In fiscal 2002, the Company took a number of actions to improve its internal controls and financial reporting. An in-house internal audit function has been created and is currently led by Mr. Joe Dougherty, the former CFO and President of Prospect Foundry, a subsidiary of the Company. Mr. Dougherty regularly visits each location to complete on-site reviews and address issues identified in the monthly reports or other reviews. Among other things, Mr. Dougherty performs systematic monthly reviews of each location's financial information. In addition, the Company receives monthly reports from each location that relate to matters such as significant variances in the financial information relative to various bases (budget, prior year), the adequacy of reserve accounts, the status of significant contracts, unusual or one-time entries, any material contingent obligations, and the reconciliation of bank accounts and ledger balances.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
Financial Statements
Page Number
(1)	The following financial statements are included in Part II Item 8:
	Independent Auditors' Report	F-1
	Consolidated Balance Sheets—June 30, 2001 (unaudited) and June 30, 2002,	F-2
	Consolidated Statements of Operations—Years Ended June 30, 2000 (unaudited), June 30, 2001 (unaudited) and June 30, 2002	F-3
	Consolidated Statements of Comprehensive Income (Loss)—Years Ended June 30, 2000 (unaudited), June 30, 2001 (unaudited) and June 30, 2002	F-4
	Consolidated Statements of Stockholders' Equity—Years Ended June 30, 2000 (unaudited), June 30, 2001 (unaudited) and June 30, 2002	F-5
	Consolidated Statements of Cash Flows—Years Ended June 30, 2000 (unaudited), June 30, 2001 (unaudited) and June 30, 2002	F-6
	Notes to Consolidated Financial Statements—Years Ended June 30, 2000 (unaudited), June 30, 2001 (unaudited) and June 30, 2002	F-7
(2)	Financial Statement Schedules
	Valuation and Qualifying Accounts Schedules	50
(3)	List of Exhibits:
Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.
(b)
Reports on Form 8-K

  The Company filed a Form 8-K dated April 2, 2002

          Item 5.    Other Events

      The Company announced an amendment to the Twelfth Amendment and Forebearance Agreement ("Twelfth Amendment") in which, among other things, a date to reduce outstanding loan commitments was extended from March 31, 2002 to April 30, 2002.

          Item 7.    Financial Statements and Exhibits

      Letter Agreement dated March 31, 2002 modifying the Twelfth Amendment.

  The Company filed a Form 8-K dated April 15, 2002

          Item 5.    Other Events

      The Company announced that Fonderie d'Autun, a French corporation and wholly-owned subsidiary of the Company, has filed for reorganization in France.

          Item 7.    Financial Statements and Exhibits

      Press Release dated April 10, 2002.

  The Company filed a Form 8-K dated April 23, 2002

          Item 4.    Changes in Company's Certifying Accountant

      On April 16, 2002, the Board of Directors of the Company, upon the recommendation of the Company's Audit Committee, approved a resolution (i) to dismiss Deloitte & Touche LLP ("Deloitte") as the Company's independent auditor, effective upon management's notification of Deloitte of the dismissal on April 16, 2002; and (ii) concurrent with such notification, to engage KPMG LLP as the Company's independent auditor.

          Item 7.    Financial Statements and Exhibits

      Letter from Deloitte & Touche LLP dated April 23, 2002

  The Company filed a Form 8-K dated May 8, 2002

          Item 5.    Other Events

      The Company announced an amendment to the Twelfth Amendment in which, among other things, the Bank Group agreed to the disposition of a tax refund received in April 2002.

          Item 7.    Financial Statements and Exhibits

      Letter Agreement dated May 1, 2002 modifying the Twelfth Amendment.

  The Company filed a Form 8-K dated May 13, 2002

          Item 5.    Other Events

      The Company issued a press release announcing improved operating results for the third quarter and first nine months of fiscal 2002.

          Item 7.    Financial Statements and Exhibits

      Press Release dated May 13, 2002

  The Company filed a Form 8-K dated May 21, 2002

          Item 5.    Other Events

      The Company announced an amendment to the Twelfth Amendment in which, among other things, a letter of credit supporting industrial revenue bonds issued for the benefit of its LaGrange Foundry subsidiary was extended to April 3, 2003.

          Item 7.    Financial Statements and Exhibits

      Letter Agreement dated May 15, 2002 modifying the Twelfth Amendment.

  The Company filed a Form 8-K dated May 24, 2002

          Item 5.    Other Events

      The Company announced that it had received formal notice from the New York Stock Exchange ("NYSE") that the Company was "below criteria" for the NYSE continued listing criteria relating to total market capitalization over a 30 trading-day period.

          Item 7.    Financial Statements and Exhibits

      Press release dated May 24, 2002.

  The Company filed a Form 8-K dated May 28, 2002

          Item 5.    Other Events

      The Company, among other things, announced the appointment of COO Tom Armstrong as Chairman, President and CEO, replacing Hugh Aiken, who remains with the Company as a Vice President and as a member of the Board of Directors. In addition, the

      Company also announced the appointment of Michael Nagel and William Bullard to the Board of Directors.

      In addition, the Company announced the amendment of its Facilities Agreement for use in the United Kingdom.

          Item 7.    Financial Statements and Exhibits

      Press Release dated May 28, 2002.

      Letter Agreement dated March 26, 2002.

  The Company filed a Form 8-K dated June 19, 2002

          Item 5.    Other Events

      The Company announced a shift in strategy and plans for trading of the Company's common stock.

          Item 7.    Financial Statements and Exhibits

      Press release dated June 19, 2002.

  The Company filed a Form 8-K dated June 26, 2002

          Item 5.    Other Events

      The Company announced that its common stock had been delisted from the New York Stock Exchange effective following the close of trading markets on June 25, 2002. The Company also announced that its common stock became eligible for quotation on the OTC Bulletin Board under the ticker symbol "AHNC.OB" on June 26, 2002.

          Item 7.    Financial Statements and Exhibits

      Press release dated June 26, 2002.

(c)
Exhibits

    The response to this portion of Item 15 is submitted as a separate section to this report.

(d)
Financial Statement Schedules

    The consolidated financial statement schedules required by this Item are listed under Item 15 (a) (2).

Financial Statement Schedules—Valuation and Qualifying Accounts Schedules
(in thousands)

ACCOUNTS RECEIVABLE ALLOWANCE

	BEGINNING BALANCE	ADDITIONS TO EXPENSE	DEDUCTION FROM WRITEOFFS	ENDING BALANCE
Fiscal 2002	$845	$749	$412	$1,182
Fiscal 2001 (unaudited)	584	1,089	828	845
Fiscal 2000 (unaudited)	259	855	530	584

RESERVE FOR FLOOD REPAIRS

			DEDUCTIONS FROM
	BEGINNING BALANCE	ADDITIONS TO EXPENSE			ENDING BALANCE
			PAYMENTS	ADJUSTMENTS
Fiscal 2002	$597	—	$—	$597	$—
Fiscal 2001 (unaudited)	645	—	48	—	597
Fiscal 2000 (unaudited)	1,197	—	552	—	645

        See accompanying independent auditors report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATCHISON CASTING CORPORATION (Registrant)
	By:	/s/ THOMAS K. ARMSTRONG, JR. Thomas K. Armstrong, Jr. Principal Executive Officer
Dated: October 16, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THOMAS K. ARMSTRONG, JR. Thomas K. Armstrong, Jr.	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	October 16, 2002
/s/ HUGH H. AIKEN Hugh H. Aiken	Director	October 14, 2002
/s/ STANLEY B. ATKINS Stanley B. Atkins	Director	October 13, 2002
William Bullard	Director
/s/ MICHAEL V.B. NAGEL Michael v.B. Nagel	Director	October 14, 2002
Vladimir Rada	Director
/s/ KEVIN T. MCDERMED Kevin T. McDermed	Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	October 16, 2002

CERTIFICATIONS

        I, Thomas K. Armstrong, Jr., certify that:

  1.
  I have reviewed this annual report on Form 10-K of Atchison Casting Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

        Date: October 16, 2002

/s/ THOMAS K. ARMSTRONG, JR. Thomas K. Armstrong, Jr. Chief Executive Officer (principal executive officer)

         I, Kevin T. McDermed, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Atchison Casting Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

        Date: October 16, 2002

/s/ KEVIN T. MCDERMED Kevin T. McDermed Chief Financial Officer (principal financial officer)

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

Independent Auditors' Report

Board of Directors and Stockholders of
        Atchison Casting Corporation and Subsidiaries
Atchison, Kansas:

        We have audited the accompanying consolidated balance sheet of Atchison Casting Corporation and subsidiaries (the Company) as of June 30, 2002 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        The accompanying 2002 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 10 to the consolidated financial statements, at June 30, 2002 the Company was not in compliance with certain covenants of its loan agreements and has entered into various amendments and forbearance agreements with its lenders. The Company is attempting to renegotiate the terms and covenants of the loan agreements and also is seeking other sources of long-term financing, although there is no assurance such efforts will be successful. The Company's difficulties in meeting its loan covenants and financing needs, its recurring losses from operations, and its negative working capital position discussed in note 23 raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in note 23. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

October 15, 2002
Kansas City, Missouri

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2001 and 2002

(Dollars in thousands, except share data)

	2001	2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,329	1,583
Customer accounts receivable, net of allowance for doubtful accounts of $845 and $1,317 at June 30, 2001 and 2002, respectively	83,010	68,245
Income tax refund receivable	—	1,604
Inventories	58,617	50,715
Deferred income taxes	1,345	2,250
Other current assets	10,437	10,243

Total current assets	154,738	134,640
Property, plant, and equipment, net	113,009	94,178
Goodwill, net	24,362	22,310
Deferred financing costs, net	721	1,209
Other assets	13,043	17,110

Total assets	$305,873	269,447

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$58,392	44,424
Accrued expenses	34,377	44,137
Current maturities of long-term debt	114,894	97,958

Total current liabilities	207,663	186,519
Long-term debt	6,648	20,662
Deferred income taxes	3,460	3,443
Other long-term obligations	898	264
Excess of fair value of acquired net assets over cost, net of accumulated amortization of $3,577 at June 30, 2001	2,543	—
Postretirement obligations other than pension	10,082	11,183
Minority interest in subsidiaries	1,890	516

Total liabilities	233,184	222,587

Stockholders' equity:
Preferred stock, $0.01 par value, participating, cumulative. Authorized 2,000,000 shares; no shares issued	—	—
Common stock, $0.01 par value. Authorized 19,300,000 shares; 8,312,049 shares issued at June 30, 2001 and 2002	83	83
Class A common stock (nonvoting), $0.01 par value. Authorized 700,000 shares; no shares issued	—	—
Additional paid-in capital	81,517	81,613
Retained earnings (deficit)	5,863	(22,217)
Accumulated other comprehensive earnings (loss)	(8,726)	(6,571)
Less common stock held in treasury, 622,702 and 589,018 shares at June 30, 2001 and 2002, respectively, at cost	(6,048)	(6,048)

Total stockholders' equity	72,689	46,860

Total liabilities and stockholders' equity	$305,873	269,447

See accompanying notes to consolidated financial statements.

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended June 30, 2000, 2001, and 2002

(Dollars in thousands, except share data)

	2000	2001	2002
	(Unaudited)	(Unaudited)
Net sales	$461,137	428,150	388,240
Cost of goods sold	419,299	400,289	365,328

Gross profit	41,838	27,861	22,912
Operating expenses:
Selling, general, and administrative	44,526	44,172	37,919
Impairment and restructuring charges	16,414	18,139	9,229
Amortization of intangibles	(408)	(255)	4
Other income, net	(606)	(10,920)	—

Total operating expenses, net	59,926	51,136	47,152

Operating loss	(18,088)	(23,275)	(24,240)
Interest expense	9,452	11,329	10,848
Minority interest in net earnings (loss) of subsidiaries	66	(57)	(52)

Loss before income taxes	(27,606)	(34,547)	(35,036)
Income tax expense (benefit)	(15,927)	1,892	(6,956)

Loss before cumulative effect of a change in accounting principle	(11,679)	(36,439)	(28,080)

Cumulative effect on prior years of a change in accounting for derivative financial instruments, net of $364 tax benefit	—	(546)	—

Net loss	$(11,679)	(36,985)	(28,080)

Net loss per common and common equivalent shares:
Basic and diluted:
Loss before cumulative effect of a change in accounting principle	$(1.53)	(4.74)	(3.64)
Cumulative effect of a change in accounting for derivative financial instruments	—	(0.07)	—

Net loss per share	$(1.53)	(4.81)	(3.64)

Weighted average number of common and equivalent shares outstanding—basic and diluted	7,648,616	7,685,339	7,716,479

        See accompanying notes to consolidated financial statements.

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

Years ended June 30, 2000, 2001, and 2002

(Dollars in thousands)

	2000	2001	2002
	(Unaudited)	(Unaudited)
Net loss	$(11,679)	(36,985)	(28,080)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,817)	(4,716)	4,296
Minimum pension liability adjustments	—	—	(2,141)

Comprehensive loss	$(14,496)	(41,701)	(25,925)

See accompanying notes to consolidated financial statements.

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years ended June30, 2000, 2001, and 2002

(Dollars in thousands)

	Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Common stock held in treasury	Total
Balance, June 30, 1999 (Unaudited)	$83	81,216	54,527	(1,193)	(6,048)	128,585
Issuance of 36,371 shares (Unaudited)	—	244	—	—	—	244
Foreign currency translation adjustment of investment in subsidiaries (Unaudited)	—	—	—	(2,817)	—	(2,817)
Net loss (Unaudited)	—	—	(11,679)	—	—	(11,679)

Balance, June 30, 2000 (Unaudited)	83	81,460	42,848	(4,010)	(6,048)	114,333
Issuance of 16,075 shares (Unaudited)	—	57	—	—	—	57
Foreign currency translation adjustment of investment in subsidiaries (Unaudited)	—	—	—	(4,716)	—	(4,716)
Net loss (Unaudited)	—	—	(36,985)	—	—	(36,985)

Balance, June 30, 2001 (Unaudited)	83	81,517	5,863	(8,726)	(6,048)	72,689
Issuance of 33,684 shares	—	96	—	—	—	96
Foreign currency translation adjustment of investment in subsidiaries	—	—	—	4,296	—	4,296
Minimum pension liability adjustment	—	—	—	(2,141)	—	(2,141)
Net loss	—	—	(28,080)	—	—	(28,080)

Balance, June 30, 2002	$83	81,613	(22,217)	(6,571)	(6,048)	46,860

See accompanying notes to consolidated financial statements.

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2000, 2001, and 2002

(Dollars in thousands)

	2000	2001	2002
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(11,679)	(36,985)	(28,080)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,198	13,584	11,705
Minority interest in net earnings (loss) of subsidiaries	66	(57)	(52)
Impairment charges	16,414	18,139	5,200
Loss (gain) on disposal of property, plant, and equipment	(486)	588	(251)
Loss on the sale of subsidiary operations	—	—	209
Write-off of remaining investment in Autun	—	—	567
Gain on termination of interest rate swap agreements	(1,083)	—	—
Deferred income tax expense (benefit)	(12,852)	1,364	(922)
Changes in assets and liabilities:
Customer accounts receivable	(5,848)	1,915	12,199
Income tax refund receivable	—	—	(1,604)
Inventories	8,292	(4,423)	5,327
Other current assets	6,902	(1,324)	463
Accounts payable	2,119	17,133	(11,501)
Accrued expenses	(1,887)	(3,742)	9,447
Postretirement obligations other than pension	921	883	1,101
Other	(81)	(3,808)	(419)

Cash provided by operating activities	14,996	3,267	3,389

Cash flows from investing activities:
Capital expenditures	(20,531)	(11,182)	(4,216)
Proceeds from sale of property, plant, and equipment	3,408	2,228	816
Payments for purchases of minority interest in subsidiaries	(2,737)	(617)	(359)
Proceeds from sales of net assets of subsidiary operations	—	—	3,777

Cash provided by (used in) investing activities	(19,860)	(9,571)	18

Cash flows from financing activities:
Proceeds from issuance of common stock	244	57	—
Proceeds from issuance of long-term debt	35,000	1,065	—
Payments on long-term debt	(42,010)	(6,636)	(13,673)
Capitalized financing costs paid	(620)	(155)	(1,403)
Termination of interest rate swap agreements	1,083	—	—
Net borrowings under revolving credit facilities	11,285	9,668	11,872

Cash provided by (used in) financing activities	4,982	3,999	(3,204)

Effect of exchange rate on cash	(209)	(181)	51

Net increase (decrease) in cash and cash equivalents	(91)	(2,486)	254
Cash and cash equivalents, beginning of year	3,906	3,815	1,329

Cash and cash equivalents, end of year	$3,815	1,329	1,583

See accompanying notes to consolidated financial statements.

ATCHISON CASTING CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2000, 2001, and 2002

(Dollars in thousands, except share data)

(Information as of June 30, 2001 and for
the Years ended June 30, 2000 and 2001 is unaudited

(1) Summary of Significant Accounting Policies

  (a) Nature of Operations

          Atchison Casting Corporation and subsidiaries (ACC or the Company) was organized in 1991 for the purpose of becoming a broad-based manufacturer of metal castings, producing iron, steel, and nonferrous castings. A majority of the Company's sales are to U.S. customers. However, the Company also has sales to Canadian, European, and other foreign customers.

  (b) Use of Estimates

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

  (c) Basis of Presentation

          The consolidated financial statements present the financial position of the Company and its subsidiaries, Amite Foundry and Machine, Inc. (AFM), Prospect Foundry, Inc. (Prospect Foundry), Quaker Alloy, Inc. (Quaker), Canadian Steel Foundries, Ltd. (Canadian Steel), Kramer International, Inc. (Kramer), Empire Steel Castings, Inc. (Empire), La Grange Foundry Inc. (La Grange Foundry), The G&C Foundry Company (G&C), Los Angeles Die Casting Inc. (LA Die Casting), Canada Alloy Castings, Ltd. (Canada Alloy), Pennsylvania Steel Foundry & Machine Company (Pennsylvania Steel), Jahn Foundry Corp. (Jahn Foundry), PrimeCast, Inc. (PrimeCast), Inverness Castings Group, Inc. (Inverness), Atchison Casting UK Limited (ACUK), Claremont Foundry, Inc. (Claremont), London Precision Machine & Tool Ltd. (London Precision), and Fonderie d'Autun SA (Autun). AFM, Quaker, Canadian Steel, Kramer, Empire, La Grange Foundry, LA Die Casting, Canada Alloy, Pennsylvania Steel, Jahn Foundry, PrimeCast, Claremont, London Precision, and Autun are wholly owned subsidiaries. The Company owns substantially all the outstanding capital stock of its subsidiaries Prospect Foundry, G&C, Inverness, and ACUK. Sheffield Forgemasters Group, Ltd. (Sheffield) is a wholly owned subsidiary of ACUK. All subsidiaries are consolidated except for Autun, which, as described in note 4, was deconsolidated effective April 1, 2002. All significant intercompany accounts and balances have been eliminated in consolidation.

  (d) Statement of Cash Flows

          Cash and cash equivalents include cash on hand, amounts due from banks, and temporary investments with original maturities of 90 days or less at the date of purchase.

  (e) Revenue Recognition

          Sales and related cost of sales are recognized upon shipment of products and transfer of title. The Company provides for estimated product warranty costs based on historical experience at the time the product is sold and accrues for specific items at the time their existence is known and the amounts are determinable.

  (f) Customer Accounts Receivable

          Approximately 16%, 17%, and 14% of the Company's revenue in 2000, 2001, and 2002, respectively, was with two major customers who operate in the automotive, locomotive, and general industrial markets. As of June 30, 2001 and 2002, 8% and 11%, respectively, of accounts receivable were with these two major customers. The Company generally does not require collateral or other security on accounts receivable. Credit risk is controlled through credit approvals, limits, and monitoring procedures.

  (g) Inventories

          Approximately 18% and 16% of the Company's inventory at June 30, 2001 and 2002, respectively, is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. The remaining inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method, or market.

  (h) Pre-production Costs

          The Company's long-term supply arrangements typically provide for specific reimbursement of pre-production costs, which include tooling, dies, fixtures, patterns, and drawings, among other items, by the customer. As of June 30, 2001 and 2002, the Company had $7,136 and $8,119 of capitalized pre-production costs recorded within other current assets within the consolidated balance sheets. Generally, the supply arrangements entered into by ACC provide the Company the noncancelable right to use the tooling during the supply arrangement even though the customer owns the tooling.

  (i) Property, Plant, and Equipment

          Major renewals and betterments are capitalized while replacements, maintenance, and repairs which do not improve or extend the life of the respective assets are charged to expense as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation applicable to such assets are removed from the accounts and any resulting gain or loss is reflected in operations.

          Property, plant, and equipment are carried at cost less accumulated depreciation. Plant and equipment are depreciated over the estimated useful lives of the assets using the straight-line method.

          Applicable interest charges incurred during the construction of new property, plant, and equipment are capitalized as one of the elements of cost and are amortized over the assets' estimated useful lives. Interest capitalized in fiscal years 2000, 2001, and 2002 was $82, $411, and $0, respectively.

  (j) Goodwill

          Goodwill acquired is amortized over its estimated life of 25 years using the straight-line method.

  (k) Deferred Financing Costs

          Costs incurred in connection with obtaining or amending financing are capitalized and amortized over the term of the related debt instrument on a method approximating the interest method.

  (l) Foreign Currency Translation

          Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rate of exchange at the balance sheet date. Revenues and expenses are translated into U.S. dollars at average monthly exchange rates prevailing during the year. Resulting translation adjustments are recorded in the accumulated foreign currency translation adjustment account, which is a component of other comprehensive income (loss) and a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in the results of operations as incurred.

  (m) Long-lived Assets

          The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset.

  (n) Accrued Workers' Compensation and Health Care Reserves

          The Company's U.S. operations primarily self-insure for workers' compensation and employee health care expense. The Company bases its reserves for workers' compensation expense primarily on estimates provided by third-party administrators and its reserves for health care expense on historical claims experience. Significant management judgments and estimates are made in establishing these reserves.

          At June 30, 2002, the Company had letters of credit aggregating $2,200 and certificates of deposit of $500 which support claims for workers' compensation benefits.

  (o) Pension Cost and Prepaid Pension Cost

          The Company's pension cost and prepaid pension cost are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on plan assets, mortality rates and other factors. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded asset or obligation in future periods. While the Company believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may have a material impact on the Company's results of operations and financial position.

  (p) Estimation of Potential Warranty Claims

          The Company warrants that every product will meet a set of specifications, which is mutually agreed upon with each customer. The Company's warranty policy provides for the repair or replacement of its products and excludes contingency costs. The Company maintains reserves for warranty charges based on specific claims made by customers, for which management estimates a final settlement of the claim, and for expected claims not yet received based on historical results, which management believes provides a reasonable indicator and basis for claims not yet received. Significant management judgments must be made and used in connection with establishing warranty reserves. Unforeseen circumstances could result in revisions to these estimates that are material to the Company's financial statements. The provision for warranty expense was approximately $9,000 and $8,000 at June 30, 2001 and June 30, 2002, respectively.

  (q) Income Taxes

          Deferred income taxes are provided on temporary differences between the financial statement and tax basis of the Company's assets and liabilities in accordance with the liability method. Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

  (r) Stock Option Plans

          The Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-based Compensation, in October 1995. SFAS No. 123 allows companies to continue under the approach set forth in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, for recognizing stock-based compensation expense in the financial statements but encourages companies to adopt the provisions of SFAS No. 123 based on the estimated fair value of employee stock options. Companies electing to retain the approach under APB No. 25 are required to disclose pro forma net earnings (loss) and net earnings (loss) per share in the notes to the financial statements, as if they had adopted the fair value accounting method under SFAS No. 123. The Company elected to retain its accounting approach under APB No. 25.

  (s) Earnings (Loss) Per Share

          Basic earnings (loss) per share (EPS) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if dilutive securities, such as stock options, were exercised. Basic and diluted EPS are the same for the years ended June 30, 2000, 2001, and 2002 as a result of the Company's net losses. The inclusion of stock options in diluted EPS would be antidilutive.

  (t) Derivative Instruments

          The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective July 1, 2000 to record derivative instruments. At July 1, 2000, the Company had derivatives in the form of foreign exchange contracts (FX contracts) to buy and sell various currencies. The Company has used FX contracts as an economic hedge of trade receivables and payables denominated in foreign currencies, as well as anticipated sales to foreign customers in the customers' local currency. On July 1, 2000 the Company recorded its FX contracts at their fair value of approximately $(910). This resulted in a charge to earnings of approximately $910 ($546 net of deferred income tax benefit). Additionally, the translation of the foreign denominated trade receivables resulted in the increase in value of the receivables, and the Company recorded a currency translation gain of approximately $435. The impact of the adoption of SFAS No. 133 is presented in the Company's fiscal year 2001 consolidated financial statements as the cumulative effect of a change in accounting principle. The Company had no derivative instruments at June 30, 2002.

  (u) New Accounting Standards

          The FASB recently issued SFAS No. 142, Goodwill and Other Intangible Assets; SFAS No. 143, Accounting for Asset Retirement Obligations; SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets; SFAS No. 145, Rescission of FASB Statements; No. 4, 44 and 64. Amendment of FASB Statement No. 13, and Technical Corrections; and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 142 requires that, upon adoption, amortization of goodwill cease and instead, the carrying value of goodwill be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 144 supersedes SFAS No. 121 and establishes accounting standards for long-lived assets and long-lived assets to be disposed of. SFAS No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred rather than be recognized at the date of an entity's commitment to an exit plan under EITF Issue 94-3. SFAS Nos. 142 and 144 are effective for fiscal years beginning after December 15, 2001 and SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, so the Company will adopt these standards as of July 1, 2002. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt SFAS Nos. 145 and 146 as of July 1, 2002 and January 1, 2003, respectively. The Company is evaluating the impact of the adoption of SFAS Nos. 142, 143 and 144 and has not yet determined the effect of adoption on its financial position or results of operations. The Company believes the adoption of SFAS Nos. 145 and 146 will not have a material effect on its financial position or results of operations.

  (v) Withdrawal of Prior Audit Report

          The Company was notified on October 9, 2002 by Deloitte & Touche LLP (Deloitte) that Deloitte had withdrawn its report dated September 28, 2001 covering the Company's consolidated financial statements as of June 30, 2001 and 2000 and for each of the years in the three year period ended June 30, 2001. As a result, information presented herein as of June 30, 2001 and for the years ended June 30, 2000 and 2001 is marked as unaudited. Management believes such consolidated information presents fairly, in all material respects, the financial position of the Company as of June 30, 2001, and the results of its operations and its cash flows for the years June 30, 2001 and 2000.

(2) Plant Closures, Downsizing, and Asset Impairments

  (a) Claremont

          During fiscal year 2000, the Company recorded an impairment charge associated with the planned closure of the Claremont foundry. The resulting impairment charge of $3,373 to reduce the carrying value of property, plant, and equipment was recorded in the fourth quarter ended June 30, 2000. During the fourth quarter of fiscal year 2000, the Company's board of directors committed to a plan for the closure and liquidation of Claremont as a result of continued operating losses. As such, the carrying values of Claremont's property, plant, and equipment were written down to the Company's estimates of fair value, which were based on discounted future cash flows. Prior to the impairment charge, these assets had a carrying value of $3,534. The Company transferred as much work as possible to other ACC foundries and closed the foundry by November 30, 2000. For fiscal years 2000 and 2001, Claremont recorded net sales of $3,958 and $816, respectively, and incurred net losses of $1,819 and $519, respectively, excluding the impairment charge in the fourth quarter of fiscal year 2000.

          In addition to the long-lived asset impairment recorded in fiscal year 2000, in the first half of fiscal year 2001 the Company recognized approximately $113 in severance benefits when such benefit arrangements were communicated to the approximately 45 affected employees related to the Claremont closure. Gains or losses from subsequent and anticipated dispositions of impaired assets have been, or are expected to be, insignificant.

  (b) Pennsylvania Steel

          Following the discovery of accounting irregularities which revealed substantial operating losses at the Company's three Pennsylvania foundry operations, the Company recognized an impairment loss as the future undiscounted cash flows of Pennsylvania Steel were estimated to be insufficient to recover the carrying value of the property, plant, and equipment. Accordingly, in the fiscal year 2000 financial statements, the carrying values of Pennsylvania Steel's property, plant, and equipment were written down to the Company's estimates of fair value, which were based on discounted future cash flows. The resulting impairment charge of $3,450 to reduce the carrying value of these assets was recorded in the fourth quarter ended June 30, 2000. Prior to the impairment charge, these assets had a carrying value of $4,774. On February 28, 2001, the Company closed Pennsylvania Steel and transferred work to the other two Pennsylvania foundries. For fiscal years 2000, 2001, and 2002, Pennsylvania Steel recorded net sales of $11,582, $4,916, and $0, respectively, and incurred net losses of $4,080, $2,821, and $720, respectively, excluding the impairment charge in the fourth quarter of fiscal year 2000.

          In addition to the long-lived asset impairment recorded in fiscal year 2000, the Company recognized certain other exit costs associated with the closure of Pennsylvania Steel in fiscal 2001 related to employee termination costs. The Company terminated approximately 75 employees and recognized a charge for severance benefits of approximately $20 in the quarter ended March 31, 2001. Gains or losses from subsequent and anticipated dispositions of impaired assets have been, or are expected to be, insignificant.

  (c) PrimeCast

          The Company recognized an impairment charge of $6,883 to reduce the carrying value of property, plant, and equipment at PrimeCast in the fourth quarter ended June 30, 2000. The Company considered continued operating losses, caused primarily by the bankruptcy of PrimeCast's major customer in June 1999 and subsequent closure of facilities to which PrimeCast supplied a significant amount of castings, as the primary indicator of impairment. An impairment loss was recognized as the future undiscounted cash flows of PrimeCast were estimated to be insufficient to recover the carrying values of the assets. As such, the carrying value of these assets were written down to the Company's estimates of fair value, which were based upon discounted future cash flows of PrimeCast. Following continued losses in 2001, the Company announced, on January 23, 2001, plans to close PrimeCast. The closure was completed by March 31, 2001. Prior to the impairment charge, these assets had a remaining carrying value of $8,248. For fiscal years 2000, 2001, and 2002, PrimeCast recorded net sales of $24,464, $14,835, and $210, respectively, and incurred net losses of $2,188, $4,137, and $1,193, respectively, excluding the impairment charge in the fourth quarter of fiscal year 2000.

          In addition to the long-lived asset impairment recorded in fiscal year 2000, the Company recognized certain other exit costs associated with the closure of PrimeCast in fiscal year 2001 related to employee termination costs. The Company terminated approximately 225 employees and recognized a charge for severance benefits of approximately $175 in the quarter ended March 31, 2001. Gains or losses from subsequent and anticipated dispositions of impaired assets have been, or are expected to be, insignificant.

  (d) Empire

          In the fourth quarter of fiscal 2000, following discovery of accounting irregularities which revealed substantial operating losses at the Company's three Pennsylvania foundry operations, the Company recognized an impairment charge of $2,708 to write off the goodwill at its Empire Steel foundry. An impairment loss was recognized as the estimated future undiscounted cash flows of Empire Steel were insufficient to recover the carrying value of the goodwill.

          Following continued losses in fiscal 2001, the Company announced, on August 31, 2001, plans to close Empire. Accordingly, the carrying values of Empire's property, plant, and equipment were written down to the Company's estimates of fair value, which were based on discounted future cash flows. The resulting impairment charge of $1,610 to reduce the carrying value of these assets was recorded in the fourth quarter ended June 30, 2001. Actual results could vary significantly from such estimates. Prior to the impairment charge, these assets had a carrying value of $2,610. The Company substantially completed the closure of Empire by December 31, 2001 and transferred as much work as possible to other locations. Empire was closed as to commercial work but continues to produce one product for the U.S. government on an as-needed basis. For fiscal years 2000, 2001, and 2002, Empire recorded net sales of $9,935, $10,086, and $5,440, respectively, and incurred net losses of $2,726, $2,583, and $1,160, respectively, excluding the impairment charges in the fourth quarter of fiscal 2000 and the fourth quarter of fiscal 2001.

          In addition to the long-lived asset impairment recorded in fiscal year 2000 and 2001, the Company recognized certain other exit costs associated with the closure of Empire in fiscal 2002 related to employee termination costs. The Company terminated approximately 106 employees and recognized a charge for severance benefits of approximately $50 in fiscal 2002.

  (e) La Grange Foundry

          The Company recognized an impairment charge of $5,200 to reduce the carrying value of property, plant, and equipment at La Grange Foundry in the fourth quarter ended June 30, 2002. The Company considered continued operating losses (caused primarily by a reduction in sales to La Grange Foundry's largest customer), as the primary indicator of impairment. An impairment loss was recognized because the future undiscounted cash flows of La Grange Foundry were estimated to be insufficient to recover the carrying values of these assets. As such, the carrying values of these assets were written down to the Company's estimates of fair value, which were based upon discounted future cash flows of La Grange Foundry. Accordingly, actual results could vary significantly from such estimates. Prior to the impairment charge, these assets had a remaining carrying value of $5,898. During the first quarter of fiscal 2003, the Company's board of directors committed to a plan for the downsizing of La Grange Foundry as a result of recent operating losses. It is expected the downsizing will be completed during the second quarter of fiscal 2003. For fiscal years 2000, 2001, and 2002, La Grange Foundry recorded net sales of $19,900, $21,105, and $14,680, respectively, and incurred net income (losses) of $261, $76, and $(3,897), respectively, excluding the impairment charge in the fourth quarter of fiscal 2002.

          In addition to the long-lived asset impairment recorded in fiscal year 2002, the Company will recognize certain other exit costs associated with the downsizing of La Grange Foundry in fiscal 2003 related to employee termination costs. The Company will terminate approximately 130 employees and estimates it will recognize a charge for severance benefits of approximately $50 in fiscal 2003.

          Other costs directly related to the closure of Claremont, Pennsylvania Steel, PrimeCast, and Empire, which were not eligible for recognition upon commitment of a plan for closure are expensed as incurred pursuant to EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).

(3) Plant Sales and Asset Impairments

  (a) LA Die Casting

          In the fourth quarter of fiscal 2001, the Company recognized an impairment charge of $2,658 to write down the carrying value of the goodwill at LA Die Casting to the Company's estimates of fair value. The Company considered its decision to realign its operations, resulting in its decision to dispose of LA Die Casting as the primary indicator of impairment. Prior to the impairment charge, the goodwill had a carrying value of $3,512. For fiscal years 2000, 2001, and 2002, LA Die Casting recorded net sales of $9,483, $8,233, and $4,267, and net earnings (loss) of $280, $61, and $(218), respectively, excluding the impairment charge in the fourth quarter of fiscal 2001.

          On February 20, 2002, the Company completed the sale of substantially all of the net assets of LA Die Casting. After post-closing adjustments, the Company received approximately $3,500 in cash and a note receivable for the principal amount of $259 due in two years in exchange for assets and the assumption of liabilities by the buyer. The note bears interest at the rate of 6.0% per year and requires quarterly payments of interest only during the two-year period. The Company recognized a loss on the sale of approximately $169.

  (b) Jahn Foundry

          In the fourth quarter of fiscal 2001, the Company recognized an impairment charge of $13,871 to write down the carrying value of the property, plant, and equipment at Jahn Foundry to the Company's estimates of fair value. The Company considered its decision to realign its operations, resulting in its decision to dispose of Jahn Foundry as the primary indicator of impairment. Prior to the impairment charge, the property, plant, and equipment had a carrying value of $15,936. For fiscal years 2000, 2001, and 2002, Jahn Foundry recorded net sales of $10,697, $8,364, and $2,856, respectively, and net losses of $113, $2,412, and $1,373, respectively, excluding the impairment charge in the fourth quarter of fiscal 2001 and a nonrecurring gain of $10,920 ($6,552 net of tax) recorded in the second quarter of fiscal 2001 relating to insurance claims resulting from the industrial accident at Jahn Foundry on February 25, 1999.

          On December 20, 2001, the Company completed the sale of substantially all of the net assets of Jahn Foundry. After post-closing adjustments, the Company received approximately $300 cash, a minority ownership interest in the buyer valued at $325, and a note (bearing interest at 6.0% per year) for the principal amount of $475 amortizing over ten years in exchange for assets and the assumption of liabilities by the buyer. The Company recognized a loss on the sale of approximately $40.

(4) Acquisition and Liquidation of Autun

        On February 25, 1999, Autun purchased the foundry division assets of Compagnie Internationale du Chauffage (CICH) located in Autun, France. Autun received certain assets of the foundry, including $5,847 in cash and $5,505 in inventory, in exchange for the assumption of potential environmental and employment liabilities if the facility is closed. Autun specialized in the manufacture of cast iron radiators and boiler castings.

        The acquisition of Autun was accounted for by the purchase method of accounting, and accordingly, the purchase price, including the related acquisition expenses, was allocated to the assets acquired based on the estimated fair values at the date of the acquisition. The fair value of the net assets acquired exceeded the purchase price. Accordingly, the excess fair value was subtracted from identifiable long-term assets ratably based on their relative fair values as a percentage of total long-term assets. The purchase of Autun resulted in remaining excess fair value after allocation to long-term assets, which was recorded as negative goodwill and included in excess of fair value of acquired net assets over cost on the consolidated balance sheets. Amortization of negative goodwill was $1,897, $1,607, and $1,199 for the years ended June 30, 2000, 2001, and 2002, respectively.

        The Company's strategy was to restructure the foundry to make different products, principally automotive and appliance castings. Autun was successful in obtaining new customers and work in these markets. However, start-up costs for the new products and losses with some customers on Autun's historical cast iron radiator business, coupled with the inability to lower employment levels without significant severance costs, resulted in the need for Autun to file for a plan of reorganization. As a result, on April 9, 2002, Autun, a French corporation, filed a voluntary petition for reorganization with the local court in Chalons, France.

        Autun was initially granted local court approval to continue operating. The court-appointed administrator tried to sell Autun. However, after failing to sell Autun, the administrator recommended to the court that Autun be liquidated. On September 19, 2002, the court appointed a liquidator to begin the liquidation of Autun. During the fourth quarter of fiscal 2002, the Company recorded a charge of $567 to write off its remaining net investment in Autun. The Company also recorded, in the fourth quarter of fiscal 2002, a charge of approximately $3,462 relating to the Company's guarantee of Autun's obligations under certain lease agreements. Such charges, aggregating $4,029, are included in impairment and restructuring charges in the 2002 consolidated statement of operations. Effective April 1, 2002, the Company is no longer consolidating Autun's results into its consolidated financial statements.

        The French government might be able to make an environmental claim against CICH. The Company guaranteed payment of certain contingent liabilities of up to 100 million French francs (currently $13.3 million) when it purchased Autun, for the cost of environmental restoration, if any, in the event Autun was closed and a claim was successfully made against CICH. The Company estimates that environmental liabilities, if asserted, could amount to $8,000. The ultimate outcome of this matter is not presently determinable. Should the Company ultimately be liable for all or a significant amount of such contingent liabilities, this matter would have a material adverse effect on the Company's financial position, results of operations and cash flows and may adversely impact the Company's business plan. No accruals have been made in the accompanying 2002 consolidated financial statements for the environmental guarantees.

        In the first nine months of fiscal 2002, Autun recorded net sales of $13,900 and a net loss of $1,600. For fiscal 2000 and 2001, Autun recorded net sales of $17,600 and $17,400 and a net income (loss) of $230 and $(88), respectively.

(5) Inventories

	2001	2002
Raw materials	$7,587	6,403
Work-in-process	38,889	31,572
Finished goods	10,138	10,758
Supplies	2,003	1,982

	$58,617	50,715

        Inventories as of June 30, 2001 and 2002 would have been higher by $710 and $555, respectively, had the Company used the FIFO method of valuing those inventories which are valued using the LIFO method.

(6) Property, Plant, and Equipment

	Lives (in years)	2001	2002
Land		$13,332	12,924
Improvements to land	12 - 15	2,587	2,820
Buildings and improvements	35	31,258	25,702
Machinery and equipment	5 - 14	122,819	114,413
Automobiles and trucks	3	1,200	880
Office furniture, fixtures, and equipment	5 - 10	5,996	5,998
Tooling and patterns	1.5 - 6	4,376	5,066

		181,568	167,803
Less accumulated depreciation		72,220	75,289

		109,348	92,514
Construction in progress		3,661	1,664

		$113,009	94,178

        Depreciation expense was $14,345, $13,489, and $10,751 for the years ended June 30, 2000, 2001, and 2002, respectively.

        As of June 30, 2002, property, plant, and equipment with a remaining net carrying value of $1,530 are related to the foundries discussed in note 2 and are included in the amounts above.

(7) Goodwill

	2001	2002
Goodwill	$31,021	29,317
Less accumulated amortization	6,659	7,007

	$24,362	22,310

        Amortization expense was $1,489, $1,345, and $1,206 for the years ended June 30, 2000, 2001, and 2002, respectively.

(8) Deferred Financing Costs

	Lives (in years)	2001	2002
Deferred financing costs	3 - 10	$1,510	2,293
Less accumulated amortization		789	1,084

		$721	1,209

        Amortization of such costs, included in interest expense, was $261, $357, and $946 for the years ended June 30, 2000, 2001, and 2002, respectively.

(9) Accrued Expenses

	2001	2002
Accrued warranty	$9,001	7,952
Payroll, vacation, and other compensation	7,978	6,514
Accrued pension liability	1,993	2,266
Advances from customers	7,849	10,433
Reserve for flood repairs (note 21)	597	—
Reserve for workers' compensation and employee health care	4,009	5,942
Taxes other than income	826	1,327
Interest payable	1,030	392
Accrued Autun lease obligations	—	3,462
Other	1,094	5,849

	$34,377	44,137

(10) Long-term Debt

        Long-term debt consists of the following as of June 30, 2001 and 2002:

	2001	2002
Senior notes with an insurance company, secured by certain assets of the Company, maturing on July 30, 2004, subject to acceleration due to covenant violations, bearing interest at fixed rates of 10.19% and 10.44% at June 30, 2001 and 2002, respectively	$11,429	10,245
Revolving credit facility with Harris, secured by certain assets of the Company, maturing on April 3, 2003, subject to acceleration due to covenant violations, bearing interest at: Prime plus 1.75%, $63,220 at 8.50% at June 30, 2001 Prime plus 1.25%, $7,272 at 8.00% at June 30, 2001 Prime plus 2.00%, $60,791 at 6.75% at June 30, 2002	70,492	60,791
Term loan between the Company and GECC, secured by certain assets of the Company, maturing on December 29, 2004, subject to acceleration due to covenant violations, bearing interest at 9.05%	29,750	26,542
Receivables program and revolving credit facility with Burdale Financial Limited, secured by certain assets of ACUK, maturing on September 17, 2004, bearing interest at LIBOR plus 2.60%, 6.725% at June 30, 2002	—	14,178
Term loan between G&C and OES Capital, Incorporated (assignee of loan agreement with Ohio Air Quality Development Authority), secured by certain assets of G&C, maturing on December 31, 2006, bearing interest at 6.50%	1,840	1,643
Term loan between La Grange Foundry and the Missouri Development Finance Board, secured by a letter of credit of approximately $5,200, maturing on November 1, 2011, bearing interest at 3.22% and 1.63% at June 30, 2001 and 2002, respectively	5,100	5,100
Revolving credit facility between Autun and Societe Generale, secured by trade receivables of Autun, bearing interest at EURIBOR plus 0.8%, 4.50% at June 30, 2001	1,866	—
Term loan between the Company and Cananwill, Inc., secured by certain prepaid and unearned insurance premiums, maturing on March 14, 2002, bearing interest at 7.50%	1,065	—
Term loan between the Company and A.I. Credit Corp., secured by certain prepaid and unearned insurance premiums, maturing on October 9, 2002, bearing interest at 8.61%	—	121

	121,542	118,620
Less amounts classified as current	114,894	97,958

Total long-term debt	$6,648	20,662

        The Company has four primary credit facilities: a revolving credit facility with Harris Trust and Savings Bank as agent for several lenders (referred to as the Credit Agreement with Harris or merely the Credit Agreement); senior notes with an insurance company (referred to as the Senior Notes or the Note Purchase Agreement); a term loan with General Electric Capital Corporation (referred to as the Master Security Agreement with GECC); and a receivables program combined with a revolving credit facility with Burdale Financial Limited pursuant to a facility agreement (referred to as the Facility Agreement). Each of these credit facilities requires compliance with various covenants, including, but not limited to, financial covenants related to equity levels, cash flow requirements, fixed charge coverage ratios, and ratios of debt to equity.

        The Credit Agreement and the Note Purchase Agreement, including certain of the financial and other covenants included therein, have been amended at various times since their originations. The Company is in violation of virtually all of the financial covenants of the Credit Agreement and the Note Purchase Agreement. At various dates throughout and subsequent to fiscal 2002, the Company and these lenders have entered into amendments and forbearance agreements wherein the lenders have agreed to forbear from enforcing their rights with respect to certain events of default under the debt agreements. These forbearance agreements currently expire on October 17, 2002, after which the lenders can exercise their rights to demand payment of the amounts due under the debt agreements. The Company has also been in violation of certain financial covenants contained in the Master Security Agreement with GECC. GECC agreed to forbear from enforcing its rights with respect to certain events of default under the Master Security Agreement through September 30, 2001. Although GECC has elected not to exercise its rights relating to the covenant defaults, it can do so at any time. Accordingly, all of the debt under these agreements is classified as current in the accompanying 2001 and 2002 consolidated financial statements.

        Virtually all assets of the Company in North America are pledged as collateral under the various debt agreements and proceeds from the sales of assets other than inventory may only be used by the Company for purposes approved by these secured lenders. Terms of the Credit Agreement, the Note Purchase Agreement, and the Master Security Agreement, as amended, prohibit the Company from paying dividends and incurring additional debt, except for the new debt as discussed below. As of June 30, 2002, the Company had approximately $1,100 available for borrowing under the Credit Agreement.

        In September 2001, ACUK, a subsidiary of the Company, ACUK's subsidiaries, and Burdale Financial Limited, entered into the Facility Agreement. This Facility Agreement provides for a facility of up to 25 million British pounds (approximately $35,000), subject to certain eligibility calculations, to be used to fund working capital requirements at Sheffield, a subsidiary of ACUK, and up to 1.0 million British pounds for working capital at Autun. In addition, the Facility Agreement provides security for Sheffield's foreign currency exchange contracts and performance bond commitments. $5,000 was paid to the Company in the United States as a partial repayment of an intercompany working capital loan, $1,100 of which was paid to certain of the other lenders as principal payments. As of June 30, 2002, ACUK had approximately $3,300 available for borrowing under the Facility Agreement for Sheffield's operations. The Facility Agreement contains several covenants which, among other things, require ACUK to maintain balances under certain eligibility levels. Management believes ACUK is in substantial compliance with those covenants at June 30, 2002 and accordingly, has not classified the outstanding borrowings as current in the accompanying 2002 consolidated balance sheet. However, there can be no assurance that ACUK will continue its compliance or that Burdale will not assert noncompliance, in which case Burdale may exercise its right to demand payment of the debt.

        The amounts of long-term debt outstanding as of June 30, 2002 are payable as follows, after giving effect to reclassification due to covenant violations:

Amount
Year ended June 30:
2003	$97,958
2004	329
2005	14,528
2006	374
2007	331
Thereafter	5,100

Total	$118,620

        The amounts of interest expense for the years ended June 30, 2000, 2001, and 2002 consisted of the following:

	2000	2001	2002
Senior notes with an insurance company	$1,224	1,076	1,101
Credit facility with Harris	6,071	6,851	4,831
Term loan with GECC	1,520	2,951	2,576
Credit facility with Burdale	—	—	829
Amortization of deferred financing costs	261	357	946
Other	376	94	565

	$9,452	11,329	10,848

(11) Income Taxes

        Earnings (loss) before income taxes is comprised of the following:

	2000	2001	2002
Domestic	$(28,533)	(35,946)	(23,541)
Foreign	927	489	(11,495)

	$(27,606)	(35,457)	(35,036)

        Income taxes for the years ended June 30, 2000, 2001, and 2002 are comprised of the following:

	2000	2001	2002
Current expense (benefit):
Federal	$(3,329)	—	(7,146)
State and local	(201)	173	—
Foreign	455	(9)	1,112

	(3,075)	164	(6,034)

Deferred expense (benefit):
Federal	(10,654)	(4,881)	—
State and local	(1,558)	(558)	(922)
Foreign	(640)	6,803	—

	(12,852)	1,364	(922)

	$(15,927)	1,528	(6,956)

	2000	2001	2002
Items giving rise to the deferred income tax provision (benefit):
Deferred gain on flood proceeds	$(7,786)	—	—
Impairment reserve	(5,589)	(5,516)	3,461
Depreciation and amortization	1,623	3,427	(1,988)
Net operating loss carryforwards	(916)	(9,789)	(4,808)
Misappropriation	(695)	695	—
Flood wall capitalization	429	—	—
Postretirement benefits	(419)	(408)	(489)
Pension costs	267	163	(191)
Inventories	245	(304)	(172)
Accrued expenses	4	(279)	40
Valuation allowance	4	13,427	4,598
Other, net	(19)	(52)	(1,373)

	$(12,852)	1,364	(922)

        Following is a reconciliation between total income taxes and the amount computed by multiplying earnings (loss) before income taxes (including the cumulative effect of the change in accounting principle) plus the minority interest in net income of subsidiaries by the statutory Federal income tax rate:

	2000		2001		2002
	Amount	%	Amount	%	Amount	%
Computed expected Federal income tax expense (benefit)	$(9,639)	(35.0)	$(12,410)	(35.0)	$(12,263)	(35.0)
State income tax expense (benefit), net of Federal benefit	(389)	(1.4)	(765)	(2.1)	(169)	(0.5)
Non-U.S. taxes	156	0.6	504	1.4	94	0.3
Foreign dividends	780	2.8	828	2.3	494	1.4
Amortization of goodwill	709	2.6	(272)	(0.8)	290	0.8
Revision of estimate for deferred taxes associated with flood proceeds	(7,786)	(28.3)	—	—	—	—
Other, net	238	0.9	216	0.6	—	—
Change in valuation allowance	4	—	13,427	37.9	4,598	13.1

	$(15,927)	(57.8)	$1,528	4.3	$(6,956)	(19.9)

        Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The 2001 and 2002 deferred tax asset balances for net operating loss carryforwards, foreign tax credit, and AMT credit have been adjusted with an offsetting adjustment to the valuation allowance. These adjustments have no net effect on the net deferred tax asset at June 30, 2001 and 2002. Deferred income taxes as of June 30, 2001 and 2002 are comprised of the following:

	2001	2002
Deferred tax assets:
Net operating loss carryforwards	$30,838	35,646
Impairment reserve	11,104	7,643
Postretirement benefits	3,932	4,421
Accrued expenses	2,987	2,947
Pension costs	1,119	1,310
General business tax credits	529	529
Foreign tax credit	1,873	1,873
AMT credit	918	1,611
Other	497	1,170

	53,797	57,150
Valuation allowance	(30,579)	(35,177)

Net deferred tax assets	23,218	21,973

Deferred tax liabilities:
Depreciation and amortization	(23,046)	(21,058)
Inventories	(1,216)	(1,044)
Discharge of indebtedness	(422)	(422)
Other	(649)	(642)

	(25,333)	(23,166)

Total	$(2,115)	(1,193)

        In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations on a permanent basis. Applicable U.S. federal taxes are provided only on amounts actually or deemed to be remitted to the Company as dividends. U.S. income taxes were not provided on $1,468 and $722 of cumulative undistributed earnings from United Kingdom operations for 2001 and 2002, respectively. U.S. income taxes on such earnings, if ultimately remitted to the U.S., may be recoverable as foreign tax credits.

        The Company has federal net operating loss carryforwards that were acquired during previous years totaling approximately $7,225 at June 30, 2002, which expire in the years 2007 through 2012. These federal net operating loss carryforwards that were acquired during previous years are subject to the ownership change rules defined by Section 382 of the Internal Revenue Code (the Code). As a result of this event, the Company will be limited in its ability to use such net operating loss carryforwards. The amount of taxable income that can be offset by pre-change tax attributes in any annual period is limited to approximately $500.

        The Company has additional federal net operating loss carryforwards totaling approximately $22,800 at June 30, 2002, which will expire in the year 2022. The utilization of such net operating loss carryforwards is restricted to the earnings of the U.S. consolidated group. The Company also has foreign net operating loss carryforwards totaling approximately $66,880 at June 30, 2002, which have no expiration date. The utilization of such net operating loss carryforwards is restricted to the earnings of specific foreign subsidiaries. As a result of such restrictions, the Company has established a valuation allowance of $30,579 and $35,177 in 2001 and 2002, respectively, related to the federal, state and foreign net operating loss carryforwards to reduce the deferred tax assets to the amounts that management believes are more likely than not to be realized.

        The Company recorded a $7,786 deferred income tax benefit in fiscal year 2000 with respect to the reinvestment of certain flood insurance proceeds received in 1995 and 1996. The Company recorded pretax gains of approximately $20,100 in 1995 and 1996 related to insurance proceeds resulting from flood damage to the Company's Atchison, Kansas foundry in July 1993. For Federal income tax purposes, the Company treated the flood as an involuntary conversion event under the Code and related Treasury Regulations.

        The Code provides generally that if certain conditions are met, gains on insurance proceeds from an involuntary conversion are not taxable if the proceeds are reinvested in qualified replacement property within two years after the close of the first taxable year in which any part of the conversion gain is realized. The Company believed that its treatment of certain foundry subsidiary stock acquisitions as qualified replacement property was subject to potential challenge by the Internal Revenue Service (IRS) in 1996 (the first year in which involuntary conversion gain was deferred for Federal income tax purposes). The Company recorded income tax expense on the insurance gains in 1996 pending review of its position by the IRS or the expiration of the statute of limitations under the Code for the IRS to assess income taxes with respect to the Company's position.

        The Company's treatment of certain foundry subsidiary stock acquisitions as qualified replacement property creates differing bases in the foundry subsidiary stock for financial statement and tax purposes. These differences have not been recognized as taxable temporary differences under SFAS No. 109 since the subsidiary basis differences can be permanently deferred through subsidiary mergers or tax-free liquidations. On March 15, 2000, the statute of limitations for the IRS to assess taxes with respect to the Company's position expired. The deferred taxes recorded in the consolidated financial statements in prior years were no longer required.

(12) Financial Instruments

        The Company's financial instruments include cash and cash equivalents, customer accounts receivable, accounts payable, debt obligations, and derivative financial instruments, including interest rate swap agreements, forward foreign exchange contracts, and foreign currency swap agreements.

        The derivative financial instruments are used by the Company to manage its exposure to interest rate and foreign currency risk. The Company does not intend to use such instruments for trading or speculative purposes. The counterparties to these instruments are major financial institutions with which the Company has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the counterparties, and no material loss would be expected from their nonperformance. The Company's financial instruments also expose it to certain additional market risks as discussed below.

  (a) Interest Rate Risk

          The Company's floating rate debt obligations (see note 10) expose the Company to interest rate risk such that when LIBOR, EURIBOR, or Prime rates increase or decrease, so will the Company's interest expense. To manage this potential risk, the Company may use interest rate swap agreements to limit the effect of increases in interest rates on any of the Company's U.S. dollar floating rate debt by fixing the rate without the exchange of the underlying principal or notional amount. Net amounts paid or received are added to or deducted from interest expense in the period accrued.

          At June 30, 2001 and 2002, the Company had $72,358 and $74,969, respectively, of floating rate debt tied to LIBOR, EURIBOR, or prime rates. In April 1998, the Company entered into a $15,000 notional amount interest rate swap agreement under which the Company paid a fixed rate of 5.92% and received a LIBOR floating rate (5.0% at June 30, 1999). This agreement was a hedge against $15,000 of the $88,817 outstanding on the Company's revolving credit facility as of June 30, 1999. At June 30, 1999, the fair value of this agreement, based on a quote received from the counterparty indicating the amount the Company would pay or receive to terminate the agreement, was a payment of $67. This agreement was terminated on June 23, 2000, with the Company receiving $402 upon termination. Such amount is included within other income on the accompanying consolidated statement of operations for fiscal year 2000.

          In September 1998, the Company entered into a $40,000 notional amount interest rate swap agreement under which the Company paid a fixed rate of 5.00% and received a LIBOR floating rate (5.3275% at June 30, 1999). Under this agreement, the notional amount was amortized at $1,429 per quarter beginning March 31, 1999. At June 30, 1999, this agreement was a hedge against $37,142 of the $88,817 outstanding on the Company's revolving credit facility. At June 30, 1999, the fair value of this agreement, based on a quote received from the counterparty indicating the amount the Company would pay or receive to terminate the agreement, was a receipt of $965. This agreement was terminated on December 29, 1999, with the Company receiving $1,238 upon termination. Such amount is included within other income on the accompanying consolidated statements of operations for fiscal year 2000.

  (b) Foreign Currency Risk

          The Company's British subsidiary, Sheffield, generates significant sales to customers outside of Great Britain whereby Sheffield invoices and receives payment from those customers in their local currencies. This creates foreign currency risk for Sheffield as the value of such currencies in British pounds may be higher or lower when such transactions are actually settled. To manage this risk, Sheffield uses forward foreign exchange contracts to hedge receipts and payments of foreign currencies related to sales to its customers and purchases from its vendors outside of Great Britain. When Sheffield accepts an order from a customer that will be invoiced in a currency other than British pounds (anticipated sales), it may enter into a forward foreign exchange contract to sell such currency and receive British pounds at a fixed rate during some specified future period that is expected to approximate the customer's payment date. Upon shipment of the product to the customer, the sale and receivable are recorded in British pounds in the amount of the contract. When Sheffield purchases materials or equipment from a vendor that bills it in foreign currency, Sheffield may also enter into a forward foreign exchange contract to sell British pounds and purchase that foreign currency to settle the payable.

          At June 30, 2001, the Company's foreign subsidiaries, primarily Sheffield, had the following net contracts to sell the following currencies. At June 30, 2002, the Company did not have any foreign exchange contracts in place.

	June 30, 2001
	Local currency	Approximate value(1)
U.S. dollars	45,734	$45,758
Deutsche marks	7,605	3,306
French francs	5,244	680
Swiss francs	64	36
Italian lira	550,154	242
Canadian dollars	5,482	3,624
Dutch guilder	91	35
Swedish krona	14,728	1,358
Spanish pesetas	57,563	294
Austrian schilling	3,978	367
Japanese yen	757	6
Danish krona	6,454	735
Finnish marka	426	61
Euro	15,721	13,367

Total		$69,869

(1)
The approximate value is the value of the local currencies translated first into the foreign subsidiaries' functional currency, at the June 30, 2001 spot rates and then translated to U.S. dollars at the June 30, 2001 spot rates.

          The Company also has foreign currency exposure with respect to its net investment in Sheffield. This exposure is to changes in the British pound and affects the translation of the investment into U.S. dollars in consolidation. To manage a portion of this exposure, the Company entered into a combined interest rate currency swap (CIRCUS) in April 1998. The CIRCUS was an amortizing principal swap that fixed the exchange rate on the periodic and final principal cash exchanges and initially required the payment of interest on 24,002 British pounds by the Company at a fixed rate of 6.82% and the receipt of interest on 40,000 U.S. dollars at a floating rate tied to LIBOR rates. The currency portion of the CIRCUS was designated as an effective hedge of a portion of the Company's net investment in Sheffield. The interest portion of the CIRCUS was also effective and was designated as a hedge of the 40,000 U.S. dollars LIBOR debt.

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

  (c) Fair Value of Financial Instruments

          As of June 30, 2001 and 2002, the carrying value of cash and cash equivalents approximates fair value of those instruments due to their liquidity and short-term nature.

          Based on borrowing rates currently available to the Company and the remaining terms, the carrying value of debt obligations as of June 30, 2001 and 2002 approximates fair value.

          The estimated fair values of the Company's financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

(13) Stockholders' Equity

        In fiscal year 2000, the Company's board of directors established a Stockholder Rights Plan and distributed to stockholders one preferred stock purchase right for each outstanding share of common stock. Under certain circumstances, a right may be exercised to purchase one one-thousandth of a share of Series A Participating Cumulative Preferred Stock at an exercise price of $30 per share, subject to adjustment. The rights become exercisable on the business day following the tenth business day after the commencement of a tender offer for at least 20% of the Company's common stock or a public announcement that a party or group has acquired at least 20% of the Company's common stock. Generally, after the rights become exercisable, the holders may purchase that number of preferred shares having a market value equal to twice the exercise price for an amount in cash equal to the exercise price. If the Company's board of directors elects, it may exchange all of the outstanding rights for shares of common stock on a one-for-one basis. If the Company is a party to certain merger or business combination transactions, or transfers 50% or more of its assets or earnings power, and certain other events occur, each right will entitle its holders, other than the acquiring person, to buy for the exercise price a number of shares of common stock of the Company or of the other party to the transaction, having a value equal to twice the exercise price of the right. The rights expire on March 28, 2010 and may be redeemed by the Company for $0.01 per right at any time until ten business days following the date of the public announcement of the acquisition of 20% or more of the Company's common stock or the commencement date of a tender offer for at least 20% of the Company's common stock. The Company is authorized by the board of directors to issue 2,000,000 shares of preferred stock, none of which have been issued. The Company has designated 10,000 shares of the preferred stock as Series A Participating Cumulative Preferred Stock for the purpose of the Stockholder Rights Plan. The Stockholder Rights Plan was ratified by stockholders at the Company's annual meeting on June 29, 2001.

        The 1993 Atchison Casting Corporation Employee Stock Purchase Plan (the Purchase Plan) was adopted by the board of directors on August 10, 1993 and approved by the Company's stockholders on September 27, 1993. An aggregate of 400,000 shares of common stock were initially made available for purchase by employees upon the exercise of options under the Purchase Plan. On the first day of every option period (option periods are three-month periods beginning on January 1, April 1, July 1, or October 1 and ending on the next March 31, June 30, September 30, or December 31, respectively), each eligible employee is granted a nontransferable option to purchase common stock from the Company on the last day of the option period. As of the last day of an option period, employee contributions (authorized payroll deductions) during such option period will be used to purchase full and partial shares of common stock. The price for stock purchased under each option is 90% of the stock's fair market value on the first day or the last day of the option period, whichever is lower. During the years ended June 30, 2000, 2001, and 2002, 36,371, 16,075, and 0 common shares, respectively, were purchased by employees under the Purchase Plan. At June 30, 2002, 237,594 shares remained available for grant. After accounting irregularities were discovered in the second quarter of fiscal 2001, purchases of shares under the Purchase Plan were suspended. The Purchase Plan was still frozen as of June 30, 2002.

        The Atchison Casting 1993 Incentive Stock Plan (the Incentive Plan) was adopted by the board of directors on August 10, 1993 and approved by the Company's stockholders on September 27, 1993. At the annual meeting in November 1997, the Company's stockholders approved increasing the number of options available for grant under the Incentive Plan by 400,000. The Incentive Plan allows the Company to grant stock options to employees to purchase up to 700,000 shares of common stock at prices that are not less than the fair value at the date of grant. The options vest equally over a three-year period from the date of grant and remain exercisable for a term of not more than 10 years after the date of grant. The Incentive Plan provides that no options may be granted more than 10 years after the date of approval by the stockholders. Activity in the Incentive Plan for the three years ended June 30, 2002 is summarized in the following table:

	Shares under option	Price range per share	Weighted average price per share
Outstanding, June 30, 1999	328,033	$8.50 - 19.13	13.23
Issued	66,500	7.06 - 10.38	9.39
Surrendered	(12,300)	10.38 - 14.13	13.01

Outstanding, June 30, 2000	382,233	7.06 - 19.13	12.57
Issued	133,500	2.30 - 6.25	6.03
Surrendered	(10,000)	6.25 - 10.38	8.33

Outstanding, June 30, 2001	505,733	2.30 - 19.13	10.92
Issued	200,500	0.74 - 2.90	2.36
Surrendered	(109,000)	2.30 - 14.75	8.33

Outstanding, June 30, 2002	597,233	0.74 - 19.13	8.52

        As of June 30, 2000, 2001, and 2002, there were 235,067, 266,733, and 330,567 options, respectively, exercisable under the Incentive Plan. The weighted average exercise price for options exercisable at June 30, 2000, 2001, and 2002 were $13.91, $13.25, and $12.43, respectively. At June 30, 2002, options to purchase 77,107 shares were authorized but not granted. The weighted average remaining contractual life of options outstanding under the Incentive Plan at June 30, 2000, 2001, and 2002 was 6.7 years, 6.5 years, and 6.6 years, respectively.

        On November 18, 1994, the Company's stockholders approved the Atchison Casting Nonemployee Director Option Plan (the Director Option Plan). The Director Option Plan provides that each nonemployee director of the Company who served in such capacity on April 15, 1994 and each nonemployee director upon election or appointment to the board of directors thereafter shall automatically be granted an option to purchase 10,000 shares of the Company's common stock. No person shall be granted more than one such option pursuant to the Director Option Plan. An aggregate of 100,000 shares were reserved for purchase under the plan. The price for stock purchased under the plan is the fair value at the date of grant. The options under this plan have a six-month vesting period from the date of grant and remain exercisable for a term of not more than 10 years after the date of grant. Activity in the Director Option Plan for the three years ended June 30, 2002 is summarized in the following table:

	Shares under option	Price range per share	Weighted average price per share
Outstanding, June 30, 1999	40,000	$13.38 - 19.13	14.81
Issued	10,000	8.75	8.75

Outstanding, June 30, 2000	50,000	8.75 - 19.13	13.60

Outstanding, June 30, 2001	50,000	8.75 - 19.13	13.60
Issued	20,000	0.86	0.86

Outstanding, June 30, 2002	70,000	0.86 - 19.13	9.96

        As of June 30, 2000, 2001, and 2002, there were 40,000, 50,000, and 50,000 options exercisable, respectively, under the Director Option Plan. The weighted average exercise price for options exercisable at June 30, 2000, 2001, and 2002 was $13.60. At June 30, 2002, options to purchase 10,000 shares were authorized but not granted. The weighted average remaining contractual life of options outstanding under the Director Option Plan at June 30, 2000, 2001, and 2002 was 5.6 years, 4.6 years, and 5.4 years, respectively.

        The following table illustrates the range of exercise prices and the weighted average remaining contractual lives for options outstanding under both the Incentive Plan and Director Option Plan as of June 30, 2002:

	Options outstanding			Options exercisable
Range of exercise price	Number	Weighted average remaining contractual life	Weighted average exercise price	Number	Weighted average exercise price
$13.38	119,033	2 years	$13.38	119,033	$13.38
14.13 - 14.75	41,000	3 years	14.30	41,000	14.30
15.75	20,000	4 years	15.75	20,000	15.75
16.63 - 19.13	40,200	5 years	17.68	40,200	17.68
9.88 - 18.06	31,000	6 years	15.16	31,000	15.16
8.50 - 10.38	103,500	7 years	9.56	87,667	9.48
5.75 - 8.75	105,000	8 years	6.39	41,667	6.77
2.85 - 2.90	137,500	9 years	2.89	—	—
0.74 - 0.86	70,000	10 years	0.77	—	—

	667,233			380,567

        The Company applies APB No. 25 in accounting for its stock option and stock purchase plans, under which no compensation cost has been recognized for such awards. Had compensation cost for the stock option and stock purchase plans been determined in accordance with the fair value accounting method prescribed under SFAS No. 123, the Company's net loss and net loss per share on a pro forma basis would have been as follows:

	2000	2001	2002
Net loss:
As reported	$(11,679)	(36,985)	(28,080)
Pro forma	(12,004)	(37,325)	(28,561)
Net loss and net loss per share:
As reported:
Basic	(1.53)	(4.81)	(3.64)
Diluted	(1.53)	(4.81)	(3.64)
Pro forma:
Basic	(1.57)	(4.85)	(3.70)
Diluted	(1.57)	(4.85)	(3.70)

        The SFAS No. 123 fair value method of accounting is not required to be applied to options granted prior to July 1, 1995, therefore, the pro forma compensation cost may not be representative of that to be expected in future years.

        For the purpose of computing the pro forma effects of stock option grants under the fair value accounting method, the fair value of each stock option grant was estimated on the date of the grant using the Black Scholes option pricing model. For the Incentive Plan, the weighted average grant-date fair value of stock options granted during fiscal years 2000, 2001, and 2002 was $5.92, $5.23, and $2.23 per share, respectively. For the Director Option Plan, the weighted average grant-date fair value of stock options granted during fiscal years 2000 and 2002 was $5.66 and $0.82 per share, respectively. No options were issued under the Director Option Plan in fiscal year 2001. The following weighted average assumptions were used for grants under both option plans during the years ended June 30, 2000, 2001, and 2002:

	2000	2001	2002
Risk-free interest rate	5.9%	6.0%	5.2%
Expected life	10 years	10 years	10 years
Expected volatility	41%	85%	115%
Dividend yield	—	—	—

        For the Purchase Plan, the weighted average grant-date fair value of options granted under the plan was $1.57 and $1.47, for the years ended June 30, 2000 and 2001, respectively. No options were issued under the Purchase Plan in fiscal 2002. The following weighted average assumptions were used for grants under the Purchase Plan during the years ended June 30, 2000 and 2001:

	2000	2001
Risk-free interest rate	5.2%	6.0%
Expected life	3 months	3 months
Expected volatility	41%	85%
Dividend yield	—	—

        During fiscal 2002, the Company issued 33,684 shares to directors as compensation for services rendered. The fair value of such shares of $96,000 was charged to operations in fiscal 2002.

(14) Quarterly Financial Information (Unaudited)

	Three months ended September 30		Three months ended December 31		Three months ended March 31		Three months ended June 30
	2000	2001	2000(1)	2001	2001	2002	2001(2)	2002(3)
Net sales	$99,208	99,614	105,809	100,071	116,924	99,665	106,209	88,890
Gross profit	4,000	7,425	8,051	8,165	8,039	5,913	7,771	1,409
Operating income (loss)	(5,361)	(1,668)	6,795	(2,640)	(4,155)	(3,556)	(20,554)	(16,376)
Net earnings (loss)	(5,866)	(4,483)	1,856	(5,692)	(5,004)	708	(27,971)	(18,613)
Earnings (loss) per common share:
Basic	(0.76)	(0.58)	0.24	(0.74)	(0.65)	0.09	(3.64)	(2.41)
Diluted	(0.76)	(0.58)	0.24	(0.74)	(0.65)	0.09	(3.64)	(2.41)

(1)
The second quarter of fiscal 2001 contains a $10,920 insurance gain recorded in connection with an industrial accident that occurred on February 25, 1999 at the Company's subsidiary, Jahn Foundry, which increased net income by $6,552 or $0.87 per share (notes 3 and 22).

(2)
The fourth quarter of fiscal 2001 contains the following charges: (a) a $13,871 impairment charge recorded in connection with the sale of Jahn Foundry, which decreased net income by $1.80 per share (note 3); (b) a $1,610 impairment charge recorded in connection with the closure of Empire, which decreased net income by $0.21 per share (note 2); (c) a $2,658 impairment charge recorded in connection with the sale of LA Die Casting, which decreased net income by $0.35 per share (note 3).

(3)
The fourth quarter of fiscal 2002 contains the following charges: (a) a $5,200 impairment charge recorded in connection with the downsizing of La Grange Foundry, which decreased net income by $5,200 or $0.67 per share (note 2); (b) a $4,029 charge recorded in connection with liquidation of Autun, which decreased net income by $4,029 or $0.52 per share (note 4).

(15) Employee Benefit Plans

        The Company sponsors separate defined benefit pension plans for certain of its salaried and hourly employees. Employees are eligible to participate on the date of employment with vesting after five years of service. Benefits for hourly employees are determined based on years of credited service and employee earnings.

        Pension expense for the defined benefit plans is presented below:

	2000	2001	2002
Service costs	$6,824	6,055	6,242
Interest costs	15,376	15,579	14,895
Actual return on net assets	(40,543)	21,265	(3,299)
Net deferral items	22,269	(41,172)	(14,459)

	$3,926	1,727	3,379

        The pension plans' assets (primarily U.S. Government securities, common stock, and corporate bonds) are held by a bank. A comparison of the projected benefit obligation and plan assets at fair value as of June 30, 2001 and 2002 is presented below.

	2001		2002
	Assets exceed accumulated benefits	Accumulated benefits exceed assets	Assets exceed accumulated benefits	Accumulated benefits exceed assets
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$(224,295)	(27,938)	(202,896)	(30,504)
Service cost	(5,519)	(536)	(5,855)	(387)
Interest cost	(13,439)	(2,140)	(12,702)	(2,193)
Curtailments	—	934	—	—
Actuarial gain (loss)	21,439	(1,912)	(659)	(1,470)
Foreign currency exchange rate changes	13,049	26	(16,168)	(1)
Participant contributions	(1,559)	—	(1,642)	—
Benefits paid	6,968	1,522	8,940	1,515

Projected benefit obligation at end of year	(203,356)	(30,044)	(230,982)	(33,040)

Change in plan assets:
Fair value of plan assets at beginning of year	249,374	25,031	209,134	26,730
Actual return on plan assets	(22,329)	1,064	1,263	2,036
Participant contributions	1,559	—	1,642	—
Employer contribution	2,869	1,702	2,888	1,125
Foreign currency exchange rate changes	(14,893)	(23)	15,349	(1)
Benefits paid	(6,968)	(1,522)	(8,940)	(1,515)

Fair value of plan assets at end of year	209,612	26,252	221,336	28,375
Plan assets in excess (deficiency) of projected benefit obligation	6,256	(3,792)	(9,646)	(4,665)
Unrecognized prior service costs	403	452	795	314
Unrecognized net obligation	57	(100)	33	(95)
Unrecognized net loss	3,775	1,204	19,772	3,004
Additional liability	—	(887)	—	(2,472)

Accrued pension asset (liability)	$10,491	(3,123)	10,954	(3,914)

	2001	2002
The actuarial valuations were prepared assuming:
Discount rate	7.25%	7.00%
Expected long-term rate of return on plan assets	9.00%	9.00%
Salary increases per year	5.00%	5.00%

        In accordance with SFAS No. 87, Employers' Accounting for Pensions, the Company has recorded an additional minimum pension liability for underfunded plans of $887 and $2,472 at June 30, 2001 and 2002, respectively, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. A corresponding amount is recognized as an intangible asset except to the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligation, in which case the increase in liabilities is charged directly to stockholders' equity as a component of other comprehensive income. For 2002, $2,141 of the excess minimum pension liability resulted in a charge to stockholders' equity.

        In addition, the Company sponsors several defined contribution 401(k) benefit plans covering certain of its employees who have attained age 21 and have completed one year of service. The Company matches 75% of employee contributions up to 8% of an employee's salary. Employees vest in the Company matching contributions after five years. The Company's contribution was $1,387, $1,230, and $1,251 for the years ended June 30, 2000, 2001, and 2002, respectively.

        The Company's subsidiaries, Prospect Foundry, LA Die Casting, and Jahn Foundry, contributed $320, $256, and $156 for the years ended June 30, 2000, 2001, and 2002, respectively, to multiemployer pension plans for employees covered by collective bargaining agreements. These plans are not administered by the Company, and contributions are determined in accordance with provisions of negotiated labor contracts. Information with respect to the Company's proportionate share of the excess of the actuarially computed value of vested benefits over the total of the pension plans' net assets is not available from the plans' administrators. The Multiemployer Pension Plan Amendments Act of 1980 (the Act) significantly increased the pension responsibilities of participating employers. Under the provisions of the Act, if the plans terminate or the Company withdraws, the Company may be subject to a substantial "withdrawal liability." As of December 31, 2001, the date of the most current unaudited information submitted by the plans' administrators, no withdrawal liabilities exist.

        The Company also has various other profit sharing plans. Costs of such plans charged against operations were $907, $862, and $394 for the years ended June 30, 2000, 2001, and 2002, respectively.

(16) Postretirement Obligations Other Than Pensions

        The Company provides certain health care and life insurance benefits to certain of its retired employees. SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company funds these benefits on a pay-as-you-go basis. The accumulated postretirement benefit obligations and fair value of plan assets as of June 30, 2001 and 2002 are as follows:

	2001	2002
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of year	$11,171	13,962
Service cost	552	641
Interest cost	876	995
Curtailments	—	(151)
Actuarial (gain) loss	1,892	(609)
Benefits paid	(529)	(492)

Accumulated postretirement benefit obligations	13,962	14,346
Plan assets	—	—

Accumulated postretirement benefit obligations in excess of plan assets	13,962	14,346
Unrecognized net loss	(4,331)	(3,428)
Unrecognized prior service cost	451	265

Accrued postretirement obligations	$10,082	11,183

        Net postretirement benefit expense for the years ended June 30, 2000, 2001, and 2002 consisted of the following components:

	2000	2001	2002
Service cost—benefits earned during the year	$516	552	641
Interest cost on accumulated benefit obligation	744	876	995
Curtailment gain	—	—	(151)
Amortization of prior service cost	(132)	(132)	(186)
Amortization of loss	116	116	294

	$1,244	1,412	1,593

        The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for pre-age 65 and post-age 65 benefits as of June 30, 2002 was 8.70%, decreasing each successive year until it reaches 5.25% in 2022, after which it remains constant. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of June 30, 2002 by approximately $1,938 (14.4%) and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year then ended by approximately $257 (16.8%). A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of June 30, 2002, by approximately $1,596 (11.8%) and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year then ended by approximately $209 (13.7%). The assumed discount rates used in determining the accumulated postretirement benefit obligation, the service costs, and interest costs as of and for the years ended June 30, 2000, 2001, and 2002 were 8.0%, 7.25%, and 7.0%, respectively.

(17) Operating Leases

        The Company leases certain buildings, equipment, automobiles, and trucks, all accounted for as operating leases, on an as-needed basis to fulfill general purposes. Total rental expense was $3,862, $5,462, and $6,318 for the years ended June 30, 2000, 2001, and 2002, respectively. Long-term, noncancelable operating leases having an initial or remaining term in excess of one year require minimum rental payments as follows, excluding Autun leases (see note 4):

Amount
Year ended June 30:
2003	$4,923
2004	4,230
2005	3,580
2006	2,342
2007	1,119
Thereafter	673

$16,867

(18) Major Customers

        Net sales to and customer accounts receivable from major customers are as follows:

		Amount of net sales
	2000	2001	2002
Customer A	$24,826	23,507	27,251
Customer B	46,677	49,626	25,724

	$71,503	73,133	52,975

	Customer accounts receivable
	2001	2002
Customer A	$970	2,815
Customer B	5,418	4,874

	$6,388	7,689

(19) Segment and Geographic Information

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

        The Company operates in four countries, the United States, Great Britain, Canada, and France. Revenues from external customers derived from operations in each of these countries for the years ended June 30, 2000, 2001, and 2002, and long-lived assets located in each of these countries as of June 30, 2001 and 2002 are as follows:

	Revenues
	United States	Great Britain	Canada	France	Total
2000	$289,010	114,183	40,238	17,706	461,137
2001	261,895	107,596	41,258	17,401	428,150
2002	224,281	109,364	40,659	13,936	388,240
	Long-lived assets
	United States	Great Britain	Canada	France	Total
2001	$99,903	29,474	19,989	1,048	150,414
2002	82,404	32,966	18,228	—	133,598

(20) Additional Cash Flows Information

	2000	2001	2002
Cash paid during the year for:
Interest	$9,398	11,562	10,691
Income taxes paid (refunded)	56	(1,804)	(9,131)
Supplemental schedule of noncash investing and financing activities:
Minimum pension liability adjustment recorded to stockholders' equity	—	—	2,141
Recording of other asset-related to pension liability	(706)	765	331
Recording of additional pension liability	706	(765)	(2,472)

(21) Flood Reserve

        In 1996, the Company received an insurance settlement for losses incurred as a result of the July 1993 Missouri River flood. At that time, the Company established a reserve to be used for future repairs due to long-term flood damage to the Company's foundry. Since that time, the Company has been charging the reserve balance for costs incurred resulting from those repairs.

        During 1999, management updated its analysis of the required repairs by performing its periodic re-evaluation of the effects of the flood based on current information. As a result, management committed to a revised repair plan, which included several remaining projects. These projects and their final estimated costs to complete represent the remaining flood reserve balance that is considered necessary. The amount of the reserve balance, over and above the estimated costs of such identified projects, was considered to be excess and was reversed. Such excess amounted to $3,500 and was included in other income in the fourth quarter of fiscal year 1999. Any future repairs outside the scope of the projects identified, if any, will be charged to repairs and maintenance as incurred. As of June 30, 2001 and 2002, the Company had $597 as reserves for future flood repairs, which were classified as accrued expenses. During 2002, the remaining liability was reversed and recorded as a reduction of operating expenses.

(22) Contingencies

        An accident involving an explosion and fire occurred on February 25, 1999 at Jahn Foundry, located in Springfield, Massachusetts. Nine employees were seriously injured and there were three fatalities. The damage was confined to the shell molding area and the boiler room. The other areas of the foundry remained operational. Molds were being produced at other foundries, as well as Jahn Foundry, while the repairs were made. The new shell molding department became operational in November 2000.

        The Company carried insurance for property and casualty damages (over $475,000 of coverage), business interruption (approximately $115,000 of coverage), general liability ($51,000 of coverage), and workers' compensation (up to full statutory liability) for itself and its subsidiaries. The Company recorded charges of $750 ($450 after tax) during the third quarter of fiscal year 1999, primarily reflecting the deductibles under the Company's various insurance policies. At this time, there can be no assurance that the Company's ultimate costs and expenses resulting from the accident will not exceed available insurance coverage by an amount which could be material to its financial condition or results of operations and cash flows.

        In November 2000, the Company and its insurance carrier settled the Jahn Foundry property portion of the Company's claim. The settlement provided, among other things, for (i) additional payments from the carrier in the amount of $2,600 (ii) that of the payments received to date, totaling

$26,800, the insurance carrier will allocate no more than $9,500 for property damage, (iii) that the remaining proceeds of $17,300 will be allocated to business interruption losses and will not be subject to recovery by the insurance carrier, and (iv) that the Company shall not be entitled to any additional payments unless it is determined by reference, appraisal, arbitration, litigation, or otherwise that the Company's business interruption losses exceed $17,300. The Company disagrees with the insurance carrier regarding the duration and amount of the business interruption losses. The Company is seeking additional insurance payments through arbitration. There can be no assurance that the Company will ultimately receive any additional insurance payments for business interruption losses.

        As a result of the above settlement, the Company recorded a nonrecurring gain of $10,900 in the second quarter of fiscal 2001, which consisted of $3,700 business interruption insurance gain and a $7,200 property insurance gain. The property insurance gain primarily represents the difference between the net proceeds received for the property damage and the property's net book value immediately before the accident. These net proceeds were used to rebuild the damaged property and were accounted for as capital expenditures.

        A civil action has commenced in the Massachusetts Superior State Court on behalf of the estates of deceased workers, their families, injured workers, and their families against the supplier of a chemical compound used in Jahn Foundry's manufacturing process. The supplier of the chemical compound, Borden Chemical, Inc., filed a Third Party Complaint against Jahn Foundry in the Massachusetts Superior State Court on February 2, 2000 seeking indemnity for any liability it has to the plaintiffs in the civil action. The Company's comprehensive general liability insurance carrier has retained counsel on behalf of Jahn Foundry and the Company and is aggressively defending Jahn Foundry in the Third Party Complaint. It is too early to assess the potential liability to Jahn Foundry for the Third Party Complaint, which in any event the Jahn Foundry would aggressively defend. In addition, Jahn Foundry has brought a Third Party Counterclaim against Borden and the independent sales representative of the chemical compound, J.R. Oldhan Company, seeking compensation for losses sustained in the explosion, including amounts covered by insurance.

        On February 26, 2001, Borden filed a Third Party Complaint against the Company seeking a contribution, under Massachusetts law, from the Company in the event that the plaintiffs prevail against Borden. The Third Party Complaint alleges that the Company undertook a duty to oversee industrial hygiene, safety, and maintenance at Jahn Foundry, that the Company designed, installed, and maintained equipment and machinery at Jahn Foundry, and that the Company's carelessness, negligence, or gross negligence caused the explosion and resulting injuries. It is too early to assess the potential liability for such a claim, which in any event the Company would aggressively defend.

        On March 30, 2001, the plaintiffs amended their complaint by adding the Company as a third party defendant. The plaintiffs allege that the Company undertook a duty to oversee industrial hygiene, safety and maintenance at Jahn Foundry and that the Company's carelessness, negligence, or gross negligence caused the explosion and resulting injuries. The plaintiffs seek an unspecified amount of damages and punitive damages. It is too early to assess the potential liability to the Company for such claims, which in any event the Company would aggressively defend. The Company has filed a cross-claim for contribution against Borden and J.R. Oldhan.

        There can be no assurance that the Company's ultimate liability with respect to this litigation arising out of the industrial accident at Jahn Foundry will not be material to its financial condition, results of operations or cash flows.

        The Company understands that on or about November 29, 2000, the Securities and Exchange Commission issued a formal order of investigation as a result of the events underlying the Company's earlier disclosure of certain accounting irregularities. The Company is cooperating with the investigation.

        The Company dismissed Deloitte & Touche LLP as its auditor on April 16, 2002. On July 26, 2002, the Company filed a complaint against Deloitte in Philadelphia County, Pennsylvania for negligence, professional malpractice, negligent misrepresentation and breach of contract. The Company believes that Deloitte breached its duties to perform audit and consulting services by failing to act with reasonable and ordinary care, with the ordinary skill and diligence of the accounting profession, and in the conformity with the professional standards such as generally accepted auditing standards and generally accepted accounting principles. Deloitte filed a counterclaim against the Company on September 13, 2002 alleging that the Company was aware of information related to improper activities of certain employees at the Pennsylvania Foundry Group and failed to disclose such information to Deloitte. On September 24, 2002, Deloitte filed a third party claim against certain officers and employees of the Company and others alleging, among other things, that such officers and employees withheld material information in connection with such improper activities. The Company believes that Deloitte's claims against it and the Company's officers and employees have no merit and will vigorously defend itself.

        The Occupational Safety and Health Administration (OSHA) recently cited the Company for 95 violations of workplace safety laws at its Atchison, Kansas foundry. OSHA found 87 alleged serious violations and eight lesser violations of rules designed to protect workers' safety and health and proposed a $250,000 penalty. The Company intends to participate in an informal conference with the OSHA area director or contest the citations before the independent Occupational Safety and Health Review Commission. The Company expects to substantially reduce the proposed penalty, but no assurance can be given in this regard.

        In addition to these matters, from time to time, the Company is the subject of legal proceedings, including employee matters, commercial matters, environmental matters, and similar claims in the normal course of business. In the opinion of management, the resolution of these matters will not have a material effect on the Company's financial condition or results of operations and cash flows.

(23)    Financial Results and Management Plans

        In fiscal 2000, fiscal 2001, and fiscal 2002, the Company incurred pretax losses of $27,606 ($11,192 excluding impairment charges of $16,414), $34,547 ($16,408 excluding impairment charges of $18,139), and $35,036 ($29,836 excluding impairment charges of $5,200), respectively, and has not been in compliance with certain financial covenants included in its debt agreements (see note 10). These conditions have continued subsequent to June 30, 2002 and raise substantial doubt as to the Company's ability to continue as a going concern.

        To address these conditions, management has taken or is in the process of taking the following actions:

  (a)    Operations

          As discussed in note 2, the Company closed four unprofitable foundries since the beginning of fiscal 2001 and is in the process of downsizing a fifth. Operations from these five foundries have been a major factor in the Company's pretax losses, producing combined pretax losses of $32,349 ($15,935 before impairment charges of $16,414), $16,989 ($15,379 before impairment charges of $1,610), and $12,170 ($6,970 before impairment charges of $5,200) in fiscal 2000, fiscal 2001 and fiscal 2002, respectively. Management has transferred or expects to transfer a portion of the work previously performed by these foundries to other foundries, thereby increasing the utilization and profitability of these other foundries.

  (b)    Sale of Operations

          Jahn Foundry was unable to achieve the productivity and earnings levels experienced prior to the industrial accident that occurred there on February 25, 1999 (see note 22). Jahn Foundry had pretax losses of $187 (after insurance payments), $6,970 ($4,019 excluding an impairment charge of $13,871 and a nonrecurring gain of $10,920 relating to insurance claims resulting from the industrial accident at Jahn Foundry on February 25, 1999), and $1,373 in fiscal 2000, fiscal 2001, and fiscal 2002, respectively. On December 20, 2001, the Company completed the sale of substantially all of the net assets of Jahn Foundry. After post-closing adjustments, the Company received approximately $300 in cash, a minority ownership interest in the buyer valued at $325, and a note (bearing interest at 6.0% per year) for the principal amount of $475 amortizing over ten years in exchange for assets and the assumption of liabilities by the buyer. The Company recognized a loss on the sale of approximately $40.

          On February 20, 2002, the Company completed the sale of substantially all of the net assets of LA Die Casting. After post-closing adjustments, the Company received approximately $3,500 in cash and a note for the principal amount of $259, due in two years, in exchange for assets and the assumption of liabilities by the buyer. The note bears interest at the rate of 6.0% per year and requires quarterly payments of interest only during the two-year period. The Company recognized a loss on the sale of approximately $169. LA Die Casting recorded pretax income (loss) of $488, $64 (excluding an impairment charge of $2,700), and $(218) for fiscal 2000, fiscal 2001, and fiscal 2002, respectively.

  (c)    Solicitation of Offers on Three Subsidiary Operations

          The Company is currently soliciting offers for the purchase of three subsidiary operations. ACC is marketing directly or has engaged investment bankers to obtain offers on the following subsidiaries:

    •
    Kramer International, Inc.

    •
    The G&C Foundry Company

    •
    Canada Alloy Castings, Ltd.

          If acceptable offers are made, the Company expects that the sales of the operations could be completed by the end of fiscal 2003. Any net proceeds will be used primarily to retire outstanding indebtedness.

          To effect the business model discussed below, the Company must improve its financial condition. Part of the effort includes assessing various opportunities to reduce indebtedness. While each of these three subsidiaries brings certain strengths or capabilities to the Company, they either do not fit well with the new business model or are not ones in which the Company has elected to direct its resources at this time. However, if acceptable offers are not made, the Company will continue to work on improving these and all of the Company's operations.

  (d)    New Business Model

          To continue as a going concern, attain profitability, and increase market share, management has refined the Company's business model, consisting of the following key components:

    •
    Narrow the customer focus to industrial manufacturers, who desire to outsource more manufacturing every year, and the product focus to complex, highly engineered castings.

    •
    Grow through more value-added business, such as machining and assembly.

    •
    More effectively use casting design and simulation technology throughout the Company.

    •
    Expand ACC Global, a recently formed division devoted to foreign sourcing of castings for customers seeking lower cost global suppliers. ACC Global can provide a customer service by managing this process.

          The Company believes the success of this new business model depends on improving its financial condition. To accomplish this, the Company must (1) restructure its debt with current or new lenders, and (2) assess each location as to its contribution and develop a plan of disposition or closure if acceptable results in the near term are not feasible.

          The Company expects that any future growth will result primarily through increasing value-added capability. The Company also hopes to grow through ACC Global as well. For instance, joint ventures with companies identified by ACC Global in low labor cost countries could give rise to a blended source of metal components to industrial manufacturers.

          While the Company believes this new business model represents a viable plan to achieve its financial objectives, there are no assurances that such plans can be executed as designed or that execution thereof will result in achievement of the Company's financial objectives. In addition, the Company's potential contingent liabilities with respect to the Company's subsidiary located in Autun, France, as described in note 4, may adversely impact the Company's ability to proceed with its plans if they become liabilities of the Company.

  (e)    Downsizing of La Grange Foundry Inc.

          Following losses in fiscal 2002, in September 2002 the Company's Board of Directors committed to a plan to downsize La Grange Foundry to a pattern repair, maintenance, and storage operation. Accordingly, the carrying values of La Grange Foundry's property, plant, and equipment were written down to the Company's estimates of fair value, which were based on discounted future cash flows. The resulting impairment charge of $5,200 to reduce the carrying value of these assets was recorded in the fourth quarter ended June 30, 2002. Actual results could vary significantly from such estimates. Prior to the impairment charge, these assets had a carrying value of $5,900. The Company plans to complete the downsizing of La Grange Foundry during the second quarter of fiscal 2003.

  (f)    Other Actions

          Management continues to pursue new or revised long-term debt arrangements with terms and covenants acceptable to the Company and to the lenders. As discussed in note 10, over the past few years, the Company has successfully negotiated with its lenders to obtain waivers for violations of various covenants of its loan agreements, and the lenders have demonstrated a history of working with the Company in providing an adequate credit facility to meet its ongoing needs. The Company currently has forbearance agreements in place through October 17, 2002. However, there are no assurances that the lenders will continue to provide such waivers and forbearance agreements. General Electric Capital Corporation has agreed to accept only interest payments on the Company's term note for a six-month period beginning July 1, 2002. The Company believes that its operating cash flow and amounts available for borrowing under its existing credit facility and the Facility Agreement will be adequate to fund its capital expenditure and working capital requirements through October 17, 2002, the maturity date of the current forbearance agreements under the Credit Agreement and Note Purchase Agreement. The Company will need to refinance or extend these agreements to satisfy its liquidity needs.

          On September 17, 2001, the Company's 99%-owned U.K. subsidiary, ACUK, entered into a new financing agreement with Burdale Financial Limited (see note 10). The Facility Agreement provides for a facility of up to 25 million British pounds (approximately $35,000), subject to certain eligibility calculations, to be used to fund working capital requirements at Sheffield, a subsidiary of ACUK. In addition, the Facility Agreement provides security for Sheffield's foreign currency exchange contracts and performance bond commitments and was used to repay $5,000 of an intercompany working capital loan ($1,100 of which was paid to certain of the lenders as principal payments).

          Management believes, however, that certain of the existing loan arrangements will need to be revised or replaced to provide the Company with additional borrowing capacity and with financial covenants that are achievable by the Company. Management is currently in negotiations with various financial institutions to extend, renegotiate or replace the current credit agreements with a long-term credit facility, but there can be no assurance that management will be successful in these negotiations.

EXHIBIT INDEX

Exhibit
3.1		Articles of Incorporation of Atchison Casting Corporation, a Kansas corporation (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)
3.2		Amended and Restated By-Laws of Atchison Casting Corporation, a Kansas corporation (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed May 19, 2000)
4.0		Long-term debt instruments of the Company in amounts not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis will be furnished to the Commission upon request
4.1	(a)
The Amended and Restated Credit Agreement dated as of April 3, 1998, among the Company, the Banks party thereto and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4.1(a) of the Company's Current Report on Form 8-K filed April 16, 1998)
4.1	(b)	Pledge and Security Agreement dated as of April 3, 1998, between the Company and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4.1(b) of Form 8-K filed April 16, 1998)
4.1	(c)
First Amendment to Amended and Restated Credit Agreement dated as of October 7, 1998, among the Company, the Banks party thereto and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)
4.1	(d)
Second Amendment to the Amended and Restated Credit Agreement dated as of April 23, 1999, among the Company, the Banks party thereto, and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)
4.1	(e)
Third Amendment to the Amended and Restated Credit Agreement dated as of August 20, 1999, among the Company, the Banks party thereto, and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4.1(e) of the Company's Form 10-K for the year ended June 30, 1999)
4.1	(f)
Fourth Amendment to the Amended and Restated Credit Agreement dated as of November 5, 1999, among the Company, the Banks party thereto, and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)
4.1	(g)
Fifth Amendment to the Amended and Restated Credit Agreement dated as of December 21, 1999, among the Company, the Banks party thereto, and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999)
4.1	(h)
Sixth Amendment to the Amended and Restated Credit Agreement dated as of February 15, 1999, among the Company, the Banks party thereto, and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
4.1	(i)
Seventh Amendment and Waiver to the Amended and Restated Credit Agreement dated as of May 1, 2000, among the Company, the Banks party thereto, and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

4.1	(j)
Eighth Amendment and Waiver to the Amended and Restated Credit Agreement dated as of June 30, 2000, among the Company, the Banks party thereto, and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4.1(j) of the Company's Annual Report on Form 10-K for the year ended June 30, 2000)
4.1	(k)
Ninth Amendment and Waiver to the Amended and Restated Credit Agreement dated as of July 31, 2000, among the Company, the Banks party thereto, and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4.1(k) of the Company's Annual Report on Form 10-K for the year ended June 30, 2000)
4.1	(l)
Tenth Amendment and Forbearance Agreement dated as of April 13, 2001 (the "Tenth Amendment"), among the Company, the Banks party thereto and Harris Trust and Savings Bank, as Agent (incorporated by reference to Exhibit 4.1 (l) of the Company's Amended Report on Form 10-K/A filed on April 24, 2001)
4.1	(m)	Letter Agreement dated July 30, 2001 modifying the Tenth Amendment (incorporated by reference to Exhibit 4.1 (m) of the Company's Annual Report on Form 10-K for the year ended June 30, 2001)
4.1	(n)	Letter Agreement dated August 20, 2001 further modifying the Tenth Amendment (incorporated by reference to Exhibit 4.1 (n) of the Company's Annual Report on Form 10-K for the year ended June 30, 2001)
4.1	(o)
Eleventh Amendment and Forbearance Agreement dated as of September 12, 2001 (the "Eleventh Amendment"), among the Company, the Banks party thereto and Harris Trust and Savings Bank, as agent (incorporated by reference to Exhibit 4.1 (o) of the Company's Annual Report on Form 10-K for the year ended June 30, 2001)
4.1	(p)	Letter Agreement dated September 20, 2001 modifying the Eleventh Amendment (incorporated by reference to Exhibit 4.1 (p) of the Company's Annual Report on Form 10-K for the year ended June 30, 2001)
4.1	(q)	Letter Agreement dated October 12, 2001 modifying the Eleventh Amendment (incorporated by reference to Exhibit 4 of the Company's Form 8-K filed October 17, 2001)
4.1	(r)	Letter Agreement dated November 2, 2001 modifying the Eleventh Amendment (incorporated by reference to Exhibit 4 of the Company's Form 8-K filed November 6, 2001)
4.1	(s)	Letter Agreement dated November 20, 2001 modifying the Eleventh Amendment (incorporated by reference to Exhibit 4 of the Company's Form 8-K filed November 20, 2001)
4.1	(t)	Letter Agreement dated November 30, 2001 modifying the Eleventh Amendment (incorporated by reference to Exhibit 4 of the Company's Form 8-K filed December 3, 2001)
4.1	(u)
Twelfth Amendment and Forbearance Agreement dated as of December 18, 2001 (the "Twelfth Amendment"), among the Company, the Banks party thereto and Harris Trust and Savings Bank, as agent (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed December 21, 2001)
4.1	(v)
Cash Collateral Use Agreement dated as of December 18, 2001 among the Company, as the borrower, its domestic subsidiaries, as guarantors, the Lenders party thereto, and Harris Trust and Savings Bank, as Bank Agent and Collateral Agent (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed December 21, 2001)
4.1	(w)	Letter Agreement dated January 31, 2002 modifying the Twelfth Amendment (incorporated by reference to Exhibit 4 of the Company's Form 8-K filed February 6, 2002)
4.1	(x)	Letter Agreement dated March 31, 2002 modifying the Twelfth Amendment (incorporated by reference to Exhibit 4 of the Company's Form 8-K filed April 2, 2002)

4.1	(y)	Letter Agreement dated May 1, 2002 modifying the Twelfth Amendment (incorporated by reference to Exhibit 4 of the Company's Form 8-K filed May 8, 2002)
4.1	(z)	Letter Agreement dated May 15, 2002 modifying the Twelfth Amendment (incorporated by reference to Exhibit 4 of the Company's Form 8-K filed May 21, 2002)
4.1	(aa)	Letter Agreement dated June 30, 2002 modifying the Twelfth Amendment (incorporated by reference to Exhibit 4 of the Company's Form 8-K filed July 2, 2002)
4.1	(bb)
Thirteenth Amendment and Forbearance Agreement dated as of July 31, 2002 (the "Thirteenth Amendment"), among the Company, the Banks party thereto and Harris Trust and Savings Bank, as agent (incorporated by reference to Exhibit 4 of the Company's Form 8-K/A filed August 12, 2002)
4.1	(cc)	Letter Agreement dated October 15, 2002 modifying the Thirteenth Amendment (incorporated by reference to Exhibit 4 of the Company's Form 8-K filed October 16, 2002)
4.2		Specimen stock certificate (incorporated by reference to Exhibit 4.3 of Amendment No. 2 to Form S-2 Registration Statement No. 333-25157 filed May 19, 1997)
4.3	(a)
Rights Agreement, dated as of March 28, 2000 between Atchison Casting Corporation and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 of the Company's Form 8-A Registration Statement filed March 28, 2000)
4.3	(b)
Amendment No. 1 to Rights Agreement dated as of November 17, 2000 between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.3(b) of the Company's Amended Annual Report on Form 10-K/A filed on April 24, 2001)
4.4	(a)
Facility Agreement dated as of September 17, 2001 ("Facility Agreement"), among Atchison Casting UK Limited, Sheffield Forgemasters Rolls Limited, Sheffield Forgemasters Engineering Limited and Burdale Financial Limited (incorporated by reference to Exhibit 4.4 (a) of the Company's Annual Report on Form 10-K for the year ended June 30, 2001)
4.4	(b)
Deed of Debenture dated as of September 17, 2001, among Atchison Casting UK Limited, its subsidiaries and Burdale Financial Limited (incorporated by reference to Exhibit 4.4 (b) of the Company's Annual Report on Form 10-K for the year ended June 30, 2001)
4.4	(c)	Letter Agreement dated March 26, 2002 modifying the Facility Agreement (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed May 29, 2002)
10.1	*	Employment Agreement dated as of July 1, 2002 between the Company and Hugh H. Aiken, as Vice President
10.2	*	Atchison Casting 1993 Incentive Stock Plan (incorporated by reference to Exhibit 10.7 of Form S-1 Registration Statement No. 33-67774 filed August 23, 1993)
10.3
Confidentiality and Noncompetition Agreements by and among the Company and executive officers of the Company (incorporated by reference to Exhibit 10.8 of Form S-1 Registration Statement No. 33-67774 filed August 23, 1993)
10.4	*	Atchison Casting Non-Employee Director Option Plan (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended June 30, 1994)
10.5	*
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
10.7	*	Compromise Agreement between Sheffield and David Fletcher dated October 17, 2001
10.8		Stock in lieu of cash compensation for non-employee directors is described in the Company's Proxy Statement under the heading "Compensation of Directors"
21.1		Subsidiaries of the Company
23.1		Consent of KPMG LLP and Report on Schedules
99.1		Certification of Chief Executive Officer
99.2		Certification of Chief Financial Officer

*
Represents a management contract or a compensatory plan or arrangement.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
PRICE RANGE OF COMMON STOCK
DIVIDEND POLICY
UNREGISTERED SECURITIES TRANSACTIONS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
ATCHISON CASTING CORPORATION AND SUBSIDIARIES
Table of Contents
Independent Auditors' Report
ATCHISON CASTING CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets June 30, 2001 and 2002 (Dollars in thousands, except share data)
ATCHISON CASTING CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations Years ended June 30, 2000, 2001, and 2002 (Dollars in thousands, except share data)
ATCHISON CASTING CORPORATION AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Loss) Years ended June 30, 2000, 2001, and 2002 (Dollars in thousands)
ATCHISON CASTING CORPORATION AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity Years ended June30, 2000, 2001, and 2002 (Dollars in thousands)
ATCHISON CASTING CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows Years ended June 30, 2000, 2001, and 2002 (Dollars in thousands)
ATCHISON CASTING CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements June 30, 2000, 2001, and 2002 (Dollars in thousands, except share data) (Information as of June 30, 2001 and for the Years ended June 30, 2000 and 2001 is unaudited
EXHIBIT INDEX