Form 10-Q
period 2002-09-30
ATCHISON CASTING CORP
filed 2002-11-14
CIK 911115

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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
--------------------------------------------------------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 400 South Fourth Street, Atchison, Kansas                            66002
--------------------------------------------------------------------------------
 (Address of principal executive offices)                           (Zip Code)

(Registrant's telephone number, including area code) (913) 367-2121

                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)
                          ----------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements from the past 90 days. Yes _ No X

There were 7,723,031 shares of common stock, $.01 par value per share, outstanding on November 14, 2002

                                     PART I

ITEM 1.  Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                                          September 30, June 30,
                                                               2002      2002
                                                            ---------  ---------
                                                            (Unaudited)

                   ASSETS
                   ------

CURRENT ASSETS:
    Cash and cash equivalents                              $  1,118   $  1,583
    Customer accounts receivable, net of allowance for
      doubtful accounts of $930 and $1,317, respectively     61,168     68,245
    Income tax refund receivable                              1,604      1,604
    Inventories                                              49,976     50,715
    Deferred income taxes                                     2,202      2,250
    Other current assets                                     12,154     10,243

                                                           --------   --------
             Total current assets                           128,222    134,640

PROPERTY, PLANT AND EQUIPMENT, Net                           92,727     94,178

GOODWILL, Net                                                20,436     22,310

DEFERRED FINANCING COSTS, Net                                 1,044      1,209

OTHER ASSETS                                                 16,463     17,110

                                                           --------   --------
TOTAL  ASSETS                                              $258,892   $269,447
                                                           ========   ========

                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Continued)
                        (In thousands, except share data)

                                                        September 30,   June 30,
                                                           2002           2002
                                                        -------------   --------
                                                         (Unaudited)
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                      $  46,335    $  44,424
    Accrued expenses                                         40,124       44,137
    Current maturities of long-term debt                    111,598       97,958

                                                          ---------    ---------
           Total current liabilities                        198,057      186,519
                                                          ---------    ---------

LONG-TERM DEBT                                                6,405       20,662

DEFERRED INCOME TAXES                                         3,139        3,443

OTHER LONG-TERM OBLIGATIONS                                     971          264

POSTRETIREMENT OBLIGATIONS OTHER THAN PENSION                11,480       11,183

MINORITY INTEREST IN SUBSIDIARIES                               410          516

                                                          ---------    ---------
           Total liabilities                                220,462      222,587

STOCKHOLDERS' EQUITY:

     Preferred stock, $.01 par value, 2,000,000
       authorized shares; no shares issued                     --           --

     Common stock, $.01 par value, 19,300,000
       authorized shares; 8,312,049 shares issued                83           83

     Class A common stock (non-voting), $.01 par value,
       700,000 authorized shares; no shares issued             --           --

     Additional paid-in capital                              81,613       81,613

     Accumulated deficit                                    (31,083)     (22,217)

     Accumulated other comprehensive loss                    (6,135)      (6,571)

     Less shares held in treasury:
       Common stock, 589,018 shares, at cost                 (6,048)      (6,048)

                                                          ---------    ---------
           Total stockholders' equity                        38,430       46,860

                                                          ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 258,892    $ 269,447
                                                          =========    =========

                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (In thousands, except share data)

                                                Three Months Ended
                                                   September 30,
                                                2002           2001
                                            -----------    -----------
NET SALES                                   $    80,582    $    99,614

COST OF GOODS SOLD                               75,101         92,189

                                            -----------    -----------
GROSS PROFIT                                      5,481          7,425

OPERATING EXPENSES:

  Selling, general and administrative             8,751          9,187

  Impairment and restructuring charges            3,111           --

  Amortization of intangibles                      --              (94)

                                            -----------    -----------
     Total operating expenses                    11,862          9,093

                                            -----------    -----------
OPERATING LOSS                                   (6,381)        (1,668)

INTEREST EXPENSE                                  2,489          2,662

MINORITY INTEREST IN NET LOSS
  OF SUBSIDIARIES                                   (33)           (28)

                                            -----------    -----------
LOSS BEFORE INCOME TAXES                         (8,837)        (4,302)

INCOME TAX EXPENSE                                   29            181

                                            -----------    -----------
NET LOSS                                    ($    8,866)   ($    4,483)
                                            ===========    ===========

NET LOSS PER SHARE - BASIC AND DILUTED      ($     1.15)   ($     0.58)
                                            ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES
  USED IN CALCULATION - BASIC AND DILUTED     7,723,031      7,697,037
                                            ===========    ===========

                See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)
                                 (In thousands)

                                             Three Months Ended
                                                September 30,
                                               2002       2001
                                            ---------  ----------

NET LOSS                                     ($8,866)   ($4,483)

OTHER COMPREHENSIVE INCOME:

  Foreign currency translation adjustments       436      1,397

                                             -------    -------
COMPREHENSIVE LOSS                           ($8,430)   ($3,086)
                                             =======    =======

                 See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                Three Months Ended
                                                                                    September 30,
                                                                                   2002      2001
                                                                                --------- -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                                    ($8,866)   ($4,483)

     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
                Depreciation and amortization                                      2,854      2,624
                Minority interest in net loss of subsidiaries                        (33)       (28)
                Impairment and restructuring charges                               3,111       --
                Gain on disposal of capital assets                                  --          (28)
                Deferred income tax expense (benefit)                                  3         (9)
                Changes in assets and liabilities:
                  Customer accounts receivable                                     7,276      6,468
                  Inventories                                                        829       (299)
                  Other current assets                                            (1,837)       579
                  Accounts payable                                                 1,493     (6,612)
                  Accrued expenses                                                (4,203)    (1,901)
                  Postretirement obligations other
                    than pension                                                     297        243
                  Other                                                              544       (237)
                                                                                 -------    -------
                      Cash provided by (used in) operating activities              1,468     (3,683)
                                                                                 -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                         (1,271)    (1,131)
     Proceeds from sale of capital assets                                             12        125
     Payments for purchase of stock in subsidiaries                                  (71)      --
                                                                                 -------    -------
                      Cash used in investing activities                           (1,330)    (1,006)
                                                                                 -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Payments on long-term debt                                                      (52)    (3,072)
     Capitalized financing costs paid                                               --       (1,015)
     Net (repayments) borrowings under revolving credit facilities                  (565)     9,977
                                                                                 -------    -------
                      Cash (used in) provided by financing activities               (617)     5,890

EFFECT OF EXCHANGE RATE ON CASH                                                       14         31

                                                                                 -------    -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (465)     1,232

CASH AND CASH EQUIVALENTS, Beginning of period                                   $ 1,583    $ 1,329

                                                                                 -------    -------
CASH AND CASH EQUIVALENTS, End of period                                         $ 1,118    $ 2,561
                                                                                 =======    =======

                 See Notes to Consolidated Financial Statements

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         1.       Accounting Policies and Basis of Presentation

                  The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of
                  Atchison Casting Corporation and subsidiaries (the "Company")
                  for the year ended June 30, 2002, as included in the Company's
                  Annual Report on Form 10-K for the fiscal year ended June 30,
                  2002.

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

                  Certain September 30, 2001 amounts have been reclassified to conform with September 30, 2002 classifications.

         2.       Inventories

                                                         As of
                                         --------------------------------------
                                             Sept. 30,             June 30,
                                               2002                 2002
                                               ----                 ----
                                                      (Thousands)

     Raw materials                                $ 6,363              $ 6,403
     Work-in-process                               32,744               31,572
     Finished goods                                 9,151               10,758
     Supplies                                       1,718                1,982
                                         -----------------    -----------------
                                                 $ 49,976             $ 50,715
                                         =================    =================

         3.      Income Taxes

                  Income tax expense (benefit) consisted of:

                                                   Three Months Ended
                                                      September 30,                                                     2002     2001
                                                     2002    2001
                                                     ----    ----
                                                     (Thousands)

Current:
     Domestic                                       $--      $--
     Foreign                                           26      190
                                                    -----    -----
                                                       26      190

Deferred:
     Domestic                                        --       --
     Foreign                                            3       (9)
                                                    -----    -----
                                                        3       (9)

                                                    -----    -----
Total                                               $  29    $ 181
                                                    =====    =====

         4.       Supplemental Cash Flow Information

                                              Three Months Ended
                                                 September 30,
                                               2002      2001
                                               ----      ----
                                                (Thousands)

Cash paid (received) during the period for:
     Interest                                 $ 2,001   $ 2,703
                                              =======   =======
     Income Taxes                             $  (434)  $(2,565)
                                              =======   =======

         5.       Earnings Per Share

                  Following is a reconciliation of basic and diluted EPS.

For the three months ended September 30, 2002
---------------------------------------------

                                                                  Weighted
                                                                  Average       Loss Per
                                                    Net Loss      Shares         Share
                                                    --------      ------         -----
Basic EPS
  Loss available to
     common stockholders                          $(8,866,000)     7,723,031   $  (1.15)
Effect of Dilutive Securities:
   Options                                               --             --      --
                                                  -----------    -----------   ---------
Diluted EPS                                       $(8,866,000)     7,723,031   $  (1.15)
                                                  ===========    ===========   =========

For the three months ended September 30, 2001
---------------------------------------------

                                                                  Weighted
                                                                  Average       Loss Per
                                                    Net Loss      Shares         Share
                                                    --------      ------         -----

Basic EPS
  Loss available to
     common stockholders                           $(4,483,000)     7,697,037   $  (0.58)
Effect of Dilutive Securities:
   Options                                                --             --      --
                                                   -----------    -----------   --------
Diluted EPS                                        $(4,483,000)     7,697,037   $  (0.58)
                                                   ===========    ===========   ========

        6.        Sale of LA Die Casting, Inc. and Jahn Foundry Corp.

                  LA Die Casting

                  On February 20, 2002, the Company completed the sale of
                  substantially all of the net assets of LA Die Casting, Inc.
                  ("LA Die Casting"). For the first quarter of fiscal year 2002,
                  LA Die Casting recorded a net loss of $42,000 on net sales of
                  $1.9 million.

                  Jahn Foundry

                  On December 20, 2001, the Company completed the sale of
                  substantially all of the net assets of Jahn Foundry Corp.
                  ("Jahn Foundry"). After post-closing adjustments, the Company received approximately $300,000 in cash, a minority ownership position in New England Iron LLC ("New England Iron"), the buyer, valued at $325,000 and a note (bearing interest at 6.0%
                  per year) for the principal amount of $475,000 amortizing over
                  10 years (the "New England Iron Note") in exchange for assets and the assumption of liabilities by the buyer. The Company recognized a loss on the sale of approximately $40,000.

                  For the first quarter of fiscal year 2002, Jahn Foundry
                  recorded a net loss of $639,000 on net sales of $1.6 million.

                  In October 2002, the principal owner of New England Iron
                  notified the Company that it planned to liquidate New England
                  Iron.

                  In the first quarter of fiscal 2003, the Company recorded
                  additional impairment and restructuring charges of
                  approximately $1.5 million in connection with the liquidation of New England Iron. These charges include: $325,000 to write off the Company's minority ownership position in New England
                  Iron, $286,000 to write-down the value of the New England Iron
                  Note to the Company's estimate of fair value and $900,000
                  relating to the guarantee of Jahn Foundry's obligations under certain equipment lease agreements that had been sublet to New
                  England Iron.

        7.        Closure of Empire Steel Castings, Inc. and Downsizing of
                  LaGrange Foundry, Inc.

                  Empire Steel

                  The Company substantially completed the closure of Empire
                  Steel, Inc. ("Empire") by December 31, 2001, and transferred as much work as possible to other locations. Empire was closed as to commercial work but continues to produce one product for the U.S. Government on an as-needed basis. For the first
                  quarter of fiscal years 2002 and 2003, Empire recorded net sales of $2.2 million and $217,000, respectively, and net
                  losses of $687,000 and $279,000, respectively.

                  The Company terminated approximately 106 employees at Empire and recognized a charge for severance benefits of
                  approximately $50,000 in fiscal 2002.

                  LaGrange Foundry

                  Following losses in fiscal 2002, the Company's Board of
                  Directors committed to a plan to downsize LaGrange Foundry,
                  Inc. ("LaGrange Foundry") to a pattern repair, maintenance and storage operation. The Company plans to complete the
                  downsizing of La Grange Foundry during the second quarter of fiscal 2003. For the first quarter of fiscal years 2002 and
                  2003, LaGrange recorded net sales of $4.1 million and $2.3 million, respectively, and net losses of $420,000 and
                  $592,000, respectively.

                  The Company will recognize certain other exit costs associated with the downsizing of La Grange Foundry in fiscal 2003
                  related to employee termination costs. The Company will
                  terminate approximately 130 employees and estimates it will recognize a charge for severance benefits of approximately
                  $50,000 in fiscal 2003.

         8.       Liquidation of Fonderie d'Autun

                  On April 9, 2002, the Company's French subsidiary, Fonderie
                  d'Autun ("Autun"), filed a voluntary petition for
                  reorganization with the local court in Chalons, France.

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

                  As a result of the court's recent decision to liquidate the assets of Autun, it is estimated that charges for site cleanup could total up to $8 million. Should Autun not be able to meet the cleanup obligations, the French government might be able to make a claim against the prior owner. The Company
                  guaranteed payment of certain contingent liabilities of up to
                  100 million French francs (currently US$15.0 million) when it purchased

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

                  For the first quarter of fiscal 2002, Autun recorded net sales of $3.7 million and a net loss of $657,000.

        9.        Pending Sale of Kramer International, Inc.

                  The Company is negotiating the sale of substantially all of the assets, excluding the land and buildings, of Kramer
                  International, Inc. ("Kramer"). There can no assurance that a definitive agreement will ultimately be executed. If executed and consummated, it is anticipated that this transaction will close during the second quarter of fiscal 2003.

                  If the first quarter of fiscal 2003, the Company recognized an impairment charge of $1.6 million to write-down the carrying amount of the goodwill at Kramer to the Company's estimate of fair value. The Company considered its decision to realign its operations, resulting in its intent to dispose of Kramer as the primary indicator of impairment. Prior to the impairment charge, the goodwill had a carrying value of $3.2 million. For the first quarter of fiscal years 2002 and 2003, Kramer
                  recorded net sales of $2.7 million and $2.2 million,
                  respectively, and net income of $335,000 and $157,000,
                  respectively.

                  As of September 30, 2002, Kramer had total assets of
                  approximately $5.9 million, consisting of approximately $1.6 million of accounts receivable; $865,000 of inventory;
                  approximately $1.7 million of property, plant and equipment, net; and approximately $1.6 million of goodwill; and total liabilities of approximately $1.3 million, consisting of
                  approximately $831,000 of accounts payable and approximately
                  $500,000 of accrued expenses.

        10.       New Accounting Standards

                  The FASB recently issued SFAS No. 142 "Goodwill and Other
                  Intangible Assets;" SFAS No. 143 "Accounting for Asset
                  Retirement Obligations;" SFAS No. 144 "Accounting for the
                  Impairment or Disposal of Long-Lived Assets;" SFAS No. 145

                  "Rescission of FASB Statements No. 4, 44 and 64, Amendment
                  of FASB Statement No. 13, and Technical Corrections;" and SFAS
                  No. 146 "Accounting for Costs Associated with Exit or
                  Disposal Activities." SFAS No. 142 requires that, upon
                  adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Pro forma net income for the first quarter of fiscal 2002 excluding the amortization of goodwill was not significantly different. Identifiable intangible assets will continue to be amortized over their useful lives and
                  periodically reviewed for impairment. SFAS No. 143 establishes accounting standards for recognition and measurement of a
                  liability for an asset retirement obligation and the
                  associated asset retirement cost. SFAS No. 144 supercedes SFAS
                  No 121 and establishes accounting standards for long-lived assets and long-lived assets to be disposed of. SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that
                  statement, FASB Statement No. 64, "Extinguishments of Debt
                  Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds FASB Statement No. 44. SFAS No. 145 amends FASB
                  Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for
                  sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue 94-3,
                  "Liability Recognition for Certain Employee Termination
                  Benefits and Other Costs to Exit an Activity (including
                  Certain Costs Incurred in a Restructuring)", and requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred rather than be recognized at the date of an entity's commitment to an exit plan under EITF Issue 94-3.

                  The Company adopted SFAS Nos. 142, 143, 144 and 145 effective
                  July 1, 2002, and will adopt SFAS No. 146 on January 1, 2003.
                  The adoption of SFAS Nos. 143 and 145 did not have a
                  significant effect on the Company's financial statements, and the Company believes that the adoption of SFAS No. 146 will not have a significant effect on the Company's financial
                  statements. SFAS No. 142 requires that an impairment analysis must be completed within six months of adoption. The Company must complete the analysis by December 31, 2002. If the
                  analysis

                  indicates that the goodwill is impaired, writedowns will be necessary once the amount can be determined, but no later than
                  June 30, 2003. The adoption of SFAS No. 144 did not affect the
                  Company's financial statements for the first quarter. However, the pending sale of Kramer (see note 9) and the sale or
                  reclassification as held for sale of other facilities may
                  affect the second quarter and future periods. Among other
                  things, the Company's statements of operations will be recast to reflect the operations of facilities sold or held for sale as discontinued operations. In addition, facilities meeting the held for sale criteria of SFAS No. 144 must be recorded at the lower of cost or fair value, net of costs of disposal.

        11.       Financing Arrangements

                  In September 2001, Atchison Casting UK Limited ("ACUK"), a
                  subsidiary of the Company, ACUK's subsidiaries, and Burdale
                  Financial Limited ("Burdale") entered into the Facility
                  Agreement. This Facility Agreement provides for a facility of up to 25,000,000 British pounds (approximately $39.0 million
                  US), subject to certain eligibility calculations, to be used to fund working capital requirements at Sheffield Forgemasters
                  Group Limited ("Sheffield"), a subsidiary of ACUK. In
                  addition, the Facility Agreement provides security for
                  Sheffield's foreign currency exchange contracts and
                  performance bond commitments. This facility matures on
                  September 17, 2004 and is secured by substantially all of
                  Sheffield's assets in the U.K. Loans under this Facility
                  Agreement bear interest at LIBOR plus 2.60% (7.19% at
                  September 30, 2002). As of September 30, 2002, ACUK had drawn approximately $15.4 million under the Facility Agreement. The
                  Facility Agreement contains several covenants, which, among other things, require ACUK to maintain balances under certain eligibility levels.

                  On October 29, 2002, ACUK entered into an amendment of its
                  Facility Agreement to, among other things (a) impose a limit of 10,750,000 British pounds (approximately $16.8 million US)
                  on the aggregate sum at any time of (i) outstanding revolving loans from Burdale to ACUK plus (ii) accounts receivable
                  purchased from ACUK by Burdale that are not collected (there had previously been no collective limit, though outstanding loans and uncollected receivables each were, and continue to be, subject to independent maximum amounts) and (b) add
                  minimum monthly cash flow and net income covenants and a
                  minimum tangible net worth covenant.

                  Management believes ACUK will not be in compliance with those covenants based on results of operations for October and
                  accordingly, has classified the outstanding borrowings as
                  current in the accompanying consolidated balance sheet as of
                  September 30, 2002.

                  On July 31, 2002, the Company entered into the Thirteenth
                  Amendment and Forbearance Agreement to the Company's revolving credit facility with Harris Trust and Savings Bank, as agent for several lenders (the "Credit Agreement"), and the Tenth
                  Amendment and Forbearance Agreement to a note purchase
                  agreement under which the Company issued senior notes to an insurance company (the "Note Purchase Agreement"). These
                  amendments, as modified, provided that these lenders would forbear from enforcing their rights with respect to certain existing defaults through October 17, 2002. Among other
                  things, these amendments provided that the Company would
                  solicit offers for purchase or develop disposition plans for certain subsidiaries and will engage a consulting firm to
                  prepare a valuation analysis and recommended disposition
                  strategy for the Company's U.K. subsidiaries. In addition, new covenants regarding minimum cumulative earnings before
                  interest, taxes, depreciation and amortization, capital
                  expenditures and operating cash flow were added.

                  On October 17, 2002, the Company entered into the Fourteenth
                  Amendment and Forbearance Agreement to the Credit Agreement
                  and the Eleventh Amendment and Forbearance Agreement to the
                  Note Purchase Agreement. These amendments provide that these lenders (such lenders, collectively, the "Harris Lenders")
                  will forbear from enforcing their rights with respect to
                  certain existing defaults through April 3, 2003, subject to certain events that could cause an earlier termination of this forbearance period. In exchange, the Company agreed, among other things, (i) to engage an investment banker to solicit offers on Inverness Castings Group, Inc. ("Inverness"); and
                  (ii) to prepay the Harris Lenders' loans in amounts equal to
                  $4.0 million by January 31, 2003 and an additional $7.0
                  million by February 28, 2003, which the Company is striving to satisfy out of the net proceeds from asset sales (other than inventory and Inverness) and tax refunds. In addition, if new financial covenants are not agreed upon by November 30, 2002, the forbearance period may be terminated.

                  On October 17, 2002, the Company entered into a Forbearance
                  Agreement and Second Amendment to the Master Security

                  Agreement and Note with General Electric Capital Corporation, as agent for certain participant lenders (such lenders,
                  collectively, the "GE Lenders"). This amendment provides that the GE lenders will forbear from enforcing their rights with respect to certain existing defaults through June 29, 2003, subject to earlier termination upon the occurrence of certain defaults. If minimum financial performance levels are achieved as of June 30, 2003, the forbearance period will be extended an additional three months. The forbearance period will be extended another three months, until December 29, 2003, if the
                  Company achieves minimum financial performance levels as of
                  September 30, 2003. The GE Lenders also agreed to allow the
                  Company to make only interest payments through the end of the forbearance period. In exchange, the Company has agreed to increase the interest rate 25 basis points to 9.30% per year.

                  The termination of the forbearance period in any of the Credit
                  Agreement, Note Purchase Agreement or the Master Security
                  Agreement can result in the termination of the other
                  agreements. In addition, default under the Facility Agreement could result in the termination of the Credit Agreement and the Note Purchase Agreement, and in turn, the GE Financing.

                  The Company is currently negotiating with new and existing lenders to extend its current arrangements while it attempts to establish a new credit facility with covenants that the
                  Company believes it will be able to satisfy and with
                  additional borrowing capacity. There are no assurances the
                  Company will be able to establish a new facility.

        12.       Contingencies

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

                  The Occupational Safety and Health Administration (OSHA) cited the Company on September 26, 2002 for 95 alleged violations of
                  Federal Safety and Health regulations at its Atchison, Kansas foundry. OSHA sought penalties totaling $250,000 in connection with the alleged violations. At OSHA's invitation, the Company engaged in settlement negotiations with the agency over the alleged violations. During the course of settlement
                  discussions, OSHA withdrew some citations it had classified as
                  "serious," reclassified some "serious" citations to the
                  category "other-than-serious," and declined to withdraw or modify other citations. The parties entered into two Informal

                  Settlement Agreements with OSHA whereby OSHA reduced its
                  proposed penalty to $50,000 and the Company agreed to
                  undertake, within one year, abatement of certain conditions relating to the remaining citations. By entering into the
                  Informal Settlement Agreements, the Company did not admit that it violated the cited standards for any litigation or purpose other than a subsequent proceeding under the Occupational
                  Safety and Health Act. No subsequent proceeding is pending or anticipated by the Company at this time. The Company is not able to accurately predict the cost of abatement, but believes it may be as low as approximately $400,000 and as high as
                  approximately $1.0 million.

         13.      Financial Results and Management's Plans

                  In fiscal 2002, the Company incurred pretax losses of $35.0 million ($29.8 million excluding an impairment charge related to LaGrange Foundry of $5.2 million), and as of September 30,
                  2002, the Company has not been in compliance with certain
                  financial covenants included in its debt agreements.

                  To address these conditions, management has taken or is in the process of taking the following actions:

                  OPERATIONS

                  The Company closed four unprofitable foundries since the
                  beginning of fiscal 2001 and is in the process of downsizing
                  LaGrange Foundry. Operations from these five foundries have been a significant factor in the Company's pretax losses,
                  producing a combined pretax loss of $12.2 million ($7.0
                  million before impairment charges of $5.2 million) in fiscal
                  2002. Management has transferred or expects to transfer a
                  portion of the work previously performed by these foundries to other foundries, thereby increasing the utilization and
                  profitability of these other foundries.

                  SOLICITATION OF OFFERS ON FOUR SUBSIDIARY OPERATIONS

                  The Company is currently soliciting offers for the purchase of four subsidiary operations. ACC is marketing directly or has engaged investment bankers to obtain offers on the following subsidiaries:

                  o Kramer International, Inc. (see Note 9)

                  o The G&C Foundry Company

                  o Canada Alloy Castings, Ltd.

                  o Inverness Casting Group, Inc.

                  If acceptable offers are made, the Company expects that the sales of the operations could be completed by the end of
                  fiscal 2003. Any net proceeds will be used primarily to retire outstanding indebtedness.

                  To effect the business model discussed below, the Company must improve its financial condition. Part of the effort includes assessing various opportunities to reduce indebtedness. While each of these four subsidiaries brings certain strengths or capabilities to the Company, they either do not fit well with the new business model or are not ones in which the Company has elected to direct its resources at this time. However, if acceptable offers are not made, the Company will continue to work on improving these and all of the Company's operations, and renegotiating outstanding indebtedness.

                  NEW BUSINESS MODEL

                  To continue as a going concern, attain profitability, and
                  increase market share, management has refined the Company's business model, consisting of the following key components:

                  o    Narrow the customer focus to industrial manufacturers, who desire to outsource more manufacturing every year, and the product focus to complex, highly engineered castings.

                  o    Grow through more value-added business, such as machining
                       and assembly.

                  o    More effectively use casting design and simulation
                       technology throughout the Company.

                  o    Expand ACC Global, a recently formed division devoted to
                       foreign sourcing of castings for customers seeking lower cost global suppliers. ACC Global can provide a customer service by managing this process.

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

                  While the Company believes this new business model represents a viable plan to achieve its financial objectives, there are no assurances that such plans can be executed as designed or that execution thereof will result in achievement of the
                  Company's financial objectives. In addition, the Company's potential contingent liabilities, may adversely impact the
                  Company's ability to proceed with its plans if they become liabilities of the Company.

                  DOWNSIZING OF LA GRANGE FOUNDRY INC.

                  Following losses in fiscal 2002, the Company's Board of
                  Directors committed to a plan to downsize La Grange Foundry to a pattern repair, maintenance, and storage operation. The
                  Company plans to complete the downsizing of La Grange Foundry during the second quarter of fiscal 2003.

                  OTHER ACTIONS

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

ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

Results of Operations:

Net sales for the first quarter of fiscal 2003 were $80.6 million, representing a decrease of $19.0 million, or 19.1%, from net sales of $99.6 million in the first quarter of fiscal 2002. Since the beginning of fiscal 2002, Atchison
Casting Corporation (the "Company") has completed the closure of one operation, the sale of two operations, placed one operation into liquidation, and is in the process of downsizing one operation. These operations generated net sales of
$13.5 million and $2.5 million in the first quarter of fiscal 2002 and fiscal
2003, respectively, as follows:

                                                    FY02 1st Qtr  FY03 1st Qtr
        Operation                                    Net Sales      Net Sales
        ---------                                    ---------      ---------

Sale of Jahn Foundry Corp.                        $1.6 million           --
Closure of Empire Steel Castings, Inc.             2.2 million    $0.2 million
Sale of Los Angeles Die Casting, Inc.              1.9 million            --
Liquidation of Fonderie d'Autun                    3.7 million            --
Downsizing of LaGrange Foundry, Inc.               4.1 million    2.3 million
                                                   ------------   ------------
                                                 $13.5 million   $2.5 million
                                                  ============    ============

Excluding net sales generated by the above operations, net sales for the first quarter of fiscal 2003 were $78.1 million, representing a decrease of $8.0 million, or 9.3%, from net sales of $86.1 million in the first quarter of fiscal
2002. This 9.3% decrease in net sales was due primarily to decreases in net sales to the mining, power generation and steel markets partially offset by increases in net sales to the military market. Sheffield Forgemasters Group
Limited's ("Sheffield") net sales for the first quarter of fiscal 2003 decreased
$4.5 million from net sales in the first quarter of fiscal 2002, reflecting lower net sales to the steel market.

Gross profit for the first quarter of fiscal 2003 decreased $1.9 million, or
25.7%, to $5.5 million, or 6.8% of net sales, compared to $7.4 million, or 7.5%
of net sales, for the first quarter of fiscal 2002. The decrease in gross profit and gross profit as a percentage of net sales was primarily due to a change in product mix toward products which have a lower gross profit as a percentage of net sales at the Company's subsidiaries serving the automotive and rail markets and reduced gross profits at Sheffield and La Grange Foundry Inc. ("LaGrange").
Partially offsetting these factors was the reduction of gross losses incurred at the operations closed, sold or liquidated since the beginning of fiscal 2002. In addition, decreased fuel costs increased gross profit by approximately $842,000 in the first quarter of fiscal 2003 compared to the prior year period.

The gross profit at Sheffield in the first quarter of fiscal 2003 decreased $1.1 million, to a gross profit of $971,000, or 4.1% of net sales, compared to a gross profit of $2.1 million,

or 7.3% of net sales, in the first quarter of fiscal 2002, primarily reflecting the impact of the strong British pound and the competitive environment of the markets served by Sheffield on quoted margins. The gross loss at La Grange in the first quarter of fiscal 2003 increased $319,000, to a gross loss of
$355,000, or 15.7% of net sales, compared to a gross loss of $36,000, or 0.9% of net sales, in the first quarter of fiscal 2002, reflecting the lower absorption of overhead resulting from reduced volumes from LaGrange's primary customer,
Gardner Denver Machinery, Inc. Offsetting these factors was a decrease in the gross losses at the operations closed, sold or liquidated since the beginning of fiscal 2002 by an aggregate of $416,000 from the gross losses at these locations in the first quarter of fiscal 2002.

Selling, general and administrative expense ("SG&A") for the first quarter of fiscal 2003 was $8.8 million, or 10.9% of net sales, compared to $9.2 million, or 9.2% of net sales, in the first quarter of fiscal 2002. SG&A expense in the first quarter of fiscal 2003 at the facilities the Company has closed, sold or liquidated since the beginning of fiscal 2002 decreased by an aggregate of approximately $1.2 million from SG&A expenses in the first quarter of fiscal
2002. Included in the first quarter of fiscal 2002 was a net gain of approximately $1.0 million to record the Company's foreign exchange contracts and related foreign denominated receivables at fair value. Also included in the first quarter of fiscal 2002 and fiscal 2003 were expenses of approximately
$720,000 and $935,000, respectively, incurred by the Company in pursuing various options to refinance its bank credit facility.

The Company has recorded intangible assets, consisting of goodwill, in connection with certain of the Company's acquisitions. The Company adopted SFAS
No. 142 "Goodwill and Other Intangible Assets" as of July 1, 2002. SFAS No. 142
requires that, upon adoption, amortization of goodwill cease and instead, the carrying value of goodwill be evaluated for impairment on an annual basis.
Accordingly, there was no amortization of goodwill in the first quarter of fiscal 2003. Amortization of goodwill for the first quarter of fiscal 2002 was
$307,000, or 0.3% of net sales. The Company had also recorded a liability, consisting of the excess of acquired net assets over cost ("negative goodwill"), in connection with the acquisition of Fonderie d'Autun ("Autun"). The amortization of negative goodwill was a credit to income in the first quarter of fiscal 2002 of $401,000, or 0.4% of net sales. Pro forma net income for the first quarter of fiscal 2002 excluding the amortization of goodwill was not significantly different.

The Company substantially completed the closure of Empire by in 2001, and transferred as much work as possible to other locations. Empire was closed as to commercial work, but continues to produce one product for the U.S. Government on an as-needed basis. For the first quarter of fiscal years 2002 and 2003, Empire recorded net sales of $2.2 million and $217,000, respectively, and net losses of
$687,000 and $279,000, respectively.

On February 20, 2002, the Company completed the sale of substantially all of the net assets of LA Die Casting, Inc. ("LA Die Casting"). After post-closing adjustments, the Company received approximately $3.5 million in cash and a note for the principal

amount of $259,000 due in two years in exchange for assets and the assumption of liabilities by the buyer. The note bears interest at the rate of 6.0% per year and requires quarterly payments of interest only during the two-year period. The
Company recognized a loss on the sale of approximately $169,000. For the first quarter of fiscal year 2002, LA Die Casting recorded net sales of $1.9 million, and a net loss of $42,000.

On December 20, 2001, the Company completed the sale of substantially all of the net assets of Jahn Foundry. After post-closing adjustments, the Company received approximately $300,000 in cash, a minority ownership position in the New England
Iron LLC ("New England Iron"), the buyer, valued at $325,000 and a note (bearing interest at 6.0% per year) for the principal amount of $475,000 amortizing over ten years in exchange for assets and the assumption of liabilities by the buyer.
The Company recognized a loss of the sale of approximately $40,000. For the first quarter of fiscal year 2002, Jahn Foundry recorded net sales of $1.6 million, and a net loss of $639,000.

In October 2002, the principal owner of New England Iron notified the Company that it planned to liquidate New England Iron.

In the first quarter of fiscal 2003, the Company recorded charges of approximately $1.5 million in connection with the liquidation of New England
Iron. These charges include: $325,000 to write off the Company's minority ownership position in New England Iron, $286,000 to write-down the value of the
New England Iron promissory note to the Company's estimate of fair value and
$900,000 relating to the guarantee of Jahn Foundry's obligations under certain equipment lease agreements that had been sublet to New England Iron.

If the first quarter of fiscal 2003, the Company recognized an impairment charge of $1.6 million to write-down the carrying amount of the goodwill at Kramer to the Company's estimate of fair value. The Company considered its decision to realign its operations, resulting in its intent to dispose of Kramer as the primary indicator of impairment. Prior to the impairment charge, the goodwill had a carrying value of $3.2 million. For the first quarter of fiscal years 2002 and 2003, Kramer recorded net sales of $2.7 million and $2.2 million, respectively, and net income of $335,000 and $157,000, respectively.

Interest expense for the first quarter of fiscal 2003 was $2.5 million, or 3.1%
of net sales, compared to $2.7 million, or 2.7% of net sales, in the first quarter of fiscal 2002. The decrease in interest expense primarily reflects lower average levels of outstanding indebtedness.

The Company recorded income tax expense of $181,000 and $29,000 in the first quarter fiscal 2002 and fiscal 2003, respectively. Due to the Company's current income tax position, no income tax benefit was recorded in connection with the losses incurred by the Company in the United States and Europe.

As a result of the foregoing, the net loss for the first quarter of fiscal 2003 was $8.9 million compared to a net loss of $4.5 million for the first quarter of fiscal 2002.

Liquidity and Capital Resources:

Cash provided by operating activities for the first quarter of fiscal 2003 was
$1.5 million, compared to cash used in operations of $3.7 million for the first quarter of fiscal 2002. This increase was primarily attributable to changes in trade payable balances.

Working capital was a negative $69.8 million at September 30, 2002, as compared to a negative $51.9 million at June 30, 2002. The change in working capital levels primarily reflects a decrease in trade receivable balances and the reclassification of $15.4 million in debt under the Facility Agreement as current at September 30, 2002. The working capital levels also reflect the classification of $84.1 million and $89.5 million of the Company's bank credit facility, term loan and senior notes as current at September 30, 2002 and June
30, 2002, respectively. The Company is not in compliance with certain financial covenants under the Credit Agreement, Note Purchase Agreement, Facility
Agreement and the GE Financing, as defined below, and, accordingly, such amounts have been classified as current liabilities.

During the first three months of fiscal 2003, the Company made capital expenditures of $1.3 million, as compared to $1.1 million for the first three months of fiscal 2002. The capital expenditures in both periods were used for routine projects at the Company's facilities.

As discussed above, the Company has sold substantially all of the net assets of
Jahn Foundry and LA Die Casting. The Company is currently marketing directly or has engaged investment bankers to obtain offers on the following subsidiaries:

o  Kramer International, Inc.
o  The G&C Foundry Company
o  Canada Alloy Castings, Ltd.
o  Inverness Castings Group, Inc.

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

Inverness Castings Group, located in Dowagiac, Michigan, manufactures aluminum die castings for the automotive, furniture and appliance markets. Inverness currently employs approximately 270 people, and generated net sales of approximately $51.3 million in fiscal 2002.

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

The Credit Agreement, as amended, currently consists of a $69.1 million revolving credit facility. Asset sales and tax refunds have been used to reduce indebtedness. In addition to financial covenants, the Credit Agreement contains restrictions on, among other things, acquisitions, additional indebtedness and the use of net proceeds from the sale of assets (other than inventory), insurance settlements and other non-recurring items. Secured by substantially all of the Company's North American assets and a pledge of ACUK's stock, loans under this revolving credit facility bear interest at fluctuating rate of the agent bank's corporate base rate plus 2.0% (6.75% at September 30, 2002).

At September 30, 2002, Notes with an aggregate principal amount of $10.2 million were outstanding with interest accruing at 10.44% per year. The Note Purchase
Agreement provides for annual principal payments of $2.9 million. The Company did not make principal payments due on July 31, 2001 and July 31, 2002. The
Notes are secured by the same assets that secure the Credit Agreement and contain similar restrictions to those described above under the Credit
Agreement.

On July 31, 2002, the Company entered into the Thirteenth Amendment and
Forbearance Agreement to the Credit Agreement and the Tenth Amendment and
Forbearance Agreement to the Note Purchase Agreement. These amendments, as modified, provided that these lenders would forbear from enforcing their rights with respect to certain existing defaults through October 17, 2002. Among other things, these amendments provided that the Company will solicit offers for purchase or develop disposition plans for certain subsidiaries and will engage a consulting firm to prepare a valuation analysis and recommended disposition strategy for the Company's U.K. subsidiaries. New covenants regarding minimum cumulative earnings before interest, taxes, depreciation and amortization, capital expenditures and operating cash flow were added.

On October 17, 2002, the Company entered into the Fourteenth Amendment and
Forbearance Agreement to the Credit Agreement and the Eleventh Amendment and
Forbearance Agreement to the Note Purchase Agreement. These amendments provide that these lenders (such lenders, collectively, the "Harris Lenders") will forbear from enforcing their rights with respect to certain existing defaults through April 3, 2003, subject to certain events that could cause an earlier termination of this forbearance period. In exchange, the Company agreed, among other things, (i) to engage an investment banker to solicit offers on Inverness;
and (ii) to prepay the Harris Lenders' loans in amounts equal to $4.0 million by
January 31, 2003 and an additional $7.0 million by February 28, 2003, which the
Company is striving to satisfy out of the net proceeds from asset sales (other than inventory and Inverness) and tax refunds. In addition, if new financial covenants are not agreed upon by November 30, 2002, the forbearance period may be terminated.

At September 30, 2002, the balance of the term loan under the GE Financing was
$26.5 million. The GE Financing is secured by certain of the Company's fixed assets, real estate, equipment, furniture and fixtures located in Atchison,
Kansas and St. Joseph, Missouri, matures in December 2004 and currently bears interest at a fixed rate of 9.30% per year.

On October 17, 2002, the Company entered into the Second Amendment to the Master
Security Agreement and Note with the GE Lenders. This amendment provides that the GE Lenders will forbear from enforcing their rights with respect to certain existing defaults through June 29, 2003, subject to earlier termination upon the occurrence of certain defaults. If minimum financial performance levels are achieved as of June 30, 2003, the forbearance period will be extended an additional three months. The forbearance period will be extended another three months, until December 29, 2003, if the Company achieves minimum financial performance levels as of September 30, 2003. The GE Lenders also agreed to allow the Company to make only interest payments through the end of the forbearance period. In exchange, the Company has agreed to increase the interest rate 25 basis points to 9.30% per year.

The termination of the forbearance period in any of the Credit Agreement, Note
Purchase Agreement or the Master Security Agreement can result in the termination of the other agreements.

In September 2001, ACUK, a subsidiary of the Company, ACUK's subsidiaries, and
Burdale Financial Limited ("Burdale") entered into the Facility Agreement. This
Facility Agreement provides for a facility of up to 25,000,000 British pounds
(approximately $39.0 million US), subject to certain eligibility calculations, to be used to fund working capital requirements at Sheffield, a subsidiary of
ACUK. In addition, the Facility Agreement provides security for Sheffield's foreign currency exchange contracts and performance bond commitments. This facility matures on September 17, 2004 and is secured by substantially all of
Sheffield's assets in the U.K. Loans under this Facility Agreement bear interest at LIBOR plus 2.60% (7.19% at September 30, 2002). As of

September 30, 2002, ACUK had drawn approximately $15.4 million under the
Facility Agreement. The Facility Agreement contains several covenants, which, among other things, require ACUK to maintain balances under certain eligibility levels.

On October 29, 2002, ACUK entered into an amendment of its Facility Agreement to, among other things, (a) impose a limit of 10,750,000 British pounds
(approximately $16.8 million US) on the aggregate sum at any time of (i)
outstanding revolving loans from Burdale to ACUK plus (ii) accounts receivable purchased from ACUK by Burdale that are not collected (there had previously been no collective limit, though outstanding loans and uncollected receivables each were, and continue to be, subject to independent maximum amounts) and (b) add minimum monthly cash flow and net income covenants and a minimum tangible net worth covenant.

Management believes ACUK will not be in compliance with those covenants based on results of operations for October and accordingly, has classified the outstanding borrowings as current in the accompanying consolidated balance sheet as of September 30, 2002.

The Company is in default under the Credit Agreement, Note Purchase Agreement and the GE Financing. To date, the lenders have not enforced their rights with respect to certain events of default, but there can be no assurance that they will not do so in the future. During much of fiscal 2001, fiscal 2002 and to date in fiscal 2003, the Company borrowed the full amount of the revolving credit facility under the Credit Agreement and managed its cash position accordingly. To date, the Company has been able to meet its cash needs by traditional cash management procedures in addition to: (1) the collection of tax refunds resulting from operating losses at U.S. operations, (2) accelerated collections of receivables from certain longstanding customers from time to time, (3) the reduction of expenses after closing, selling and downsizing locations operating with a negative cash flow, (4) the reduction of discretionary capital expenditures, and (5) funds available through the Facility
Agreement, particularly for its operations in the U.K. The Company is also seeking the recovery under various insurance policies for losses due to the accounting irregularities at the Pennsylvania Foundry Group and the industrial accident at Jahn Foundry. In addition, the Company is pursuing other responsible parties. There can be no assurance that such actions will be successful in recovering funds or that they will allow the Company to operate without additional borrowing capacity.

Compliance with certain financial covenants under the Credit Agreement, Note
Purchase Agreement and the GE Financing is determined on a
"trailing-twelve-month" basis. The results through September were below results needed to achieve compliance with these covenants under the Credit Agreement,
Note Purchase Agreement and the GE Financing. Accordingly, the Company is
currently negotiating with new and existing financial institutions to extend its current arrangements while it attempts to establish a new credit facility with covenants that the Company believes it will be able to satisfy with additional borrowing capacity. During the past several years, the Company has been able to negotiate operating flexibility with its lenders, although

future success in achieving any such renegotiations or refinancings, or the specific terms thereof, including interest rates, capital expenditure limits or borrowing capacity, cannot be assured. The Company believes that its operating cash flow and amounts available for borrowing under its existing credit facility will be adequate to fund its capital expenditure and working capital requirements in North America through April 3, 2003, the maturity date of the current forbearance agreements under the Credit Agreement and Note Purchase
Agreement. The Company will need to refinance or extend these agreements to satisfy its liquidity needs. However, the level of capital expenditure and working capital requirements may be greater than currently anticipated as a result of unforeseen expenditures such as compliance with environmental laws and the accident at Jahn Foundry. If the Company fails to amend its financial covenants on terms favorable to the Company, the Company will continue to be in default under such covenants. Accordingly, the lenders could accelerate the debt under the Credit Agreement, which, in turn, would permit acceleration of the
Notes under the Note Purchase Agreement and the indebtedness under the GE
Financing. If the lenders accelerate their indebtedness and the Company is unable to locate alternative sources of financing, the Company may be forced to seek protection under the federal bankruptcy laws.

The liquidity position of Sheffield in the U.K. is tighter than the Company's liquidity in North America. Management of Sheffield does not believe that results of operations in October will satisfy the covenants under the Facility
Agreement. If Sheffield is unable to amend the financial covenants or convince
Burdale to forbear from enforcing its rights with respect to this default,
Burdale could accelerate the debt under the Facility Agreement, in which case,
Sheffield would be forced to consider all available strategic alternatives, including selling all or portions of Sheffield, protection under the bankruptcy laws of the U.K, or an orderly wind-down or liquidation, in which case the
Company's investment in Sheffield would likely be lost. At September 30, 2002, the Company's net investment in Sheffield was approximately $63.7 million. Based on the Company's valuation analysis, management of Sheffield does not believe that it would be able to sell all or portions of the business on terms that would satisfy all of its creditors. A default under the Facility Agreement could result in acceleration of indebtedness under the Credit Agreement and Note
Purchase Agreement and, in turn, the GE Financing.

Total indebtedness of the Company at September 30, 2002 was $118.0 million, as compared to $118.6 million at June 30, 2002. This decrease primarily reflects a reduction in outstanding balances under the Company's revolving credit facility.
At September 30, 2002, the Company had approximately $1.8 million available for borrowing under its revolving credit facility under the Credit Agreement and the
Facility Agreement was fully borrowed.

At September 30, 2002, the Company had the following contractual cash obligations and other commitments:

(in millions)                      Fiscal      Fiscal        Fiscal       Fiscal      Fiscal
                        Total       2003        2004          2005         2006        2007      Thereafter
                     ------------ ----------- ----------- ------------ ----------- ----------- -------------
Long-term debt            $118.0      $111.5         $.3          $.4         $.4         $.3          $5.1
Operating leases            19.3         5.3         4.9          4.0         2.7         1.5            .9
Lease guarantees             3.5         3.5           -            -           -           -             -
                     ------------ ----------- ----------- ------------ ----------- ----------- -------------
  Total                   $140.8      $120.3        $5.2         $4.4        $3.1        $1.8          $6.0
                     ============ =========== =========== ============ =========== =========== =============

In addition, the Company had $4.0 million of outstanding letters of credit as of
September 30, 2002.

As described above the Company is in violation of various financial covenants of certain of its indebtedness. The Company has entered into amendments and forbearance agreements, which expire in the near term, and, accordingly, such borrowings have been classified as current liabilities in the consolidated financial statements and the table above. In addition, the Company guaranteed certain operating lease obligations of Autun and Jahn Foundry. The guarantees related to Autun may be called by the lessors and, accordingly, are included in the 2003 column above.

For a description of material legal proceedings, see Note 12 to the Consolidated
Financial Statements above, and Part II, Item 1 "Legal Proceedings" below.

Deloitte & Touche LLP ("Deloitte") has withdrawn its report dated September 28,
2001 covering the Company's consolidated financial statements as of June 30,
2001 and 2000 and for the years in the three year period ended June 30, 2002. As a result, information presented herein as of June 30, 2001 is marked as unaudited. Management believes that the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of June 30, 2001 and 2000, and the results of operations and cash flows for each of the years in the three year period ended June 30,
2001. The Company is considering its options with respect to re-auditing the fiscal years in question.

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

o  Valuation of long-lived assets and goodwill
o  Estimation of potential warranty claims
o  Workers' compensation and health insurance reserves
o  Pension cost and prepaid pension cost
o  Accounting for income taxes

Valuation of Long-lived Assets and Goodwill

     The Company assesses the impairment of identifiable long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following:

     o    significant changes in the strategy of the Company's overall business;

     o    significant underperformance relative to expected historical or projected future operating results;

     o    significant changes in the sales levels with the key customers served by any subsidiary; and

     o    significant negative industry or economic trends.

     When it is determined that the carrying value of long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company projects the undiscounted cash flow expected to be derived from such asset. The carrying value of a long-lived asset or goodwill is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. The impairment is measured based on a projected discounted cash flow method using a discount rate which approximates the Company's incremental borrowing rate. Net long-lived assets and goodwill amounted to $92.7 million and $20.4 million, respectively, as of September 30, 2002. A change in events or circumstances resulting in an impairment to long-lived assets or goodwill could have a material impact on the Company's results of operations and financial position.

     On July 1, 2002, Statement of Financial Accounting Standards ("SFAS") No.
     142, "Goodwill and Other Intangible Assets" will become effective for the
     Company. As a result, the Company ceased amortizing approximately $20.4 million of goodwill. Amortization of this goodwill for the first quarter of fiscal 2002 was $307,000, or 0.3% of net sales. In lieu of amortization, the Company is required to perform an initial impairment review of goodwill in fiscal 2003 and an annual impairment review thereafter. The Company expects to complete its initial review during the first half of fiscal
     2003.

Estimation of Potential Warranty Claims

     The Company warrants that every product will meet a set of specifications, which is mutually agreed upon with each customer. The Company's warranty policy provides for the repair or replacement of its products and excludes contingency costs. The Company maintains reserves for warranty charges based on specific claims made by customers, for which management estimates a final settlement of the claim, and

     for expected claims not yet received based on historical results, which management believes provides a reasonable indicator and basis for claims not yet received. Significant management judgments must be made and used in connection with establishing warranty reserves. Unforeseen circumstances could result in revisions to these estimates that are material to the
     Company's financial statements. The provision for warranty expense was $7.4 million and $8.0 million at September 30, 2002 and June 30, 2002, respectively.

Workers' Compensation and Employee Health Care Reserves

     The Company's U.S. operations primarily self-insure for workers'
     compensation and employee health care expense. The Company bases its reserves for workers' compensation expense primarily on estimates provided by third-party administrators and its reserves for health care expense on historical claims experience. Significant management judgments and estimates are made in establishing these reserves. The Company's reserve for workers' compensation and employee health care was $5.7 million and
     $5.9 million at September 30, 2002 and June 30, 2002, respectively. At
     September 30, 2002, the Company had letters of credit aggregating $4.0 million and a certificate of deposit of $500,000 which support claims for workers' compensation benefits.

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

     Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a valuation allowance against its net deferred tax assets of approximately
     $38.0 million and $35.2 million as of September 30, 2002 and June 30, 2002, respectively, due to uncertainties related to the Company's ability to utilize some of its deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on the Company's estimates of taxable income by jurisdiction in which it operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance, which could materially impact the Company's financial position and results of operations.

     The net deferred tax liability as of September 30, 2002 and June 30, 2002 was approximately $937,000 and $1.2 million, net of a valuation allowance of $38.0 million and $35.2 million, respectively.

Forward-Looking Statements

The sections entitled "Liquidity and Capital Resources," "Critical Accounting
Policies" and "Market Risk" contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements such as "expects,"
"intends," "contemplating" and statements regarding quarterly fluctuations, statements regarding the adequacy of funding for capital expenditure and working capital requirements and similar expressions that are not historical are forward-looking statements that involve risks and uncertainties. Such statements include the Company's expectations as to future performance. Among the factors that could cause actual results to differ materially from such forward-looking statements are the following: the results of the litigation with Deloitte and
Touche LLP, the re-audit of any financial statements, successful sale of subsidiaries for which offers are being solicited, costs of closing or selling foundries, the results of the liquidation of the Company's wholly-owned subsidiary Fonderie d'Autun, the amount of any claims made against Fonderie
d'Autun's prior owner which are the subject of certain guarantees, business conditions and the state of the general economy in Europe and the US, particularly the capital goods industry, the strength of the U.S. dollar,
British pound sterling and the Euro, interest rates, the Company's ability to renegotiate or refinance its lending arrangements, continued compliance with the terms of various forbearance agreements with the Company's lenders, utility rates, the availability of labor, the successful conclusion of union contract negotiations, the results of any litigation arising out of the accident at Jahn
Foundry, results of any litigation or regulatory proceedings arising from the accounting irregularities at the Pennsylvania Foundry Group, the competitive environment in the casting industry and changes in laws and regulations that govern the Company's business, particularly environmental regulations.

ITEM 3.

                        DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative information about market risk was addressed in Item
7A of the Company's Form 10-K for the fiscal year ended June 30, 2002.

The Company's primary interest rate exposures relate to its cash and short-term investments, fixed and variable rate debt and interest rate swaps, which are mainly exposed to changes in short-term interest rates (e.g. USD LIBOR). The potential loss in fair values is based on an immediate change in the net present values of the Company's interest rate-sensitive exposures resulting from a 10%
change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% change in interest rates would have an impact on the Company's earnings before income tax of approximately $206,000 and $168,000 in the first quarter of fiscal 2002 and fiscal 2003, respectively.

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
Based on the Company's holdings of financial instruments at September 30, 2002 and September 30, 2001, a hypothetical 10% depreciation in the British pound,
Euro and the Canadian dollar versus all other currencies would have an impact on the Company's earnings before income tax of approximately $1.2 million and
$5,000 in the first quarter of fiscal 2002 and fiscal 2003, respectively. The
Company's analysis does not include the offsetting impact from its underlying hedged exposures (customer receivables and firm commitments). If the Company had included these underlying hedged exposures in its sensitivity analysis as of
September 30, 2001, these exposures would substantially offset the financial impact of its foreign currency forward exchange contracts due to changes in currency rates for the three month period ending September 30, 2001.

ITEM 4.

                           CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures

          Within 90 days prior to the filing date of this report, the Company's
          Chief Executive Officer and Chief Financial Officer completed an evaluation of the effectiveness of the design and operation of the
          Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based
          upon that evaluation, the Company's Chief Executive Officer and Chief
          Financial Officer believe that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the
          Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b)  Changes in internal controls.

          There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

          The Company operates in a decentralized management and operating structure, including financial reporting. To further enhance internal controls, the Company is currently in the process of centralizing its
          North American payroll processing. In addition, the Company is assessing various software systems to further improve its financial management and reporting functions in the Company's ongoing efforts to refine its internal control procedures.

PART II

ITEM 1.

                              LEGAL PROCEEDINGS

The Company is involved in legal proceedings as described in "Part I, Item 3.
Legal Proceedings" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. Since the end of fiscal 2002, there have been no material developments in previously reported legal proceedings, except as set forth below.

The Occupational Safety and Health Administration (OSHA) cited the Company on
September 26, 2002 for 95 alleged violations of Federal Safety and Health regulations at its Atchison, Kansas foundry. OSHA sought penalties totaling
$250,000 in connection with the alleged violations. At OSHA's invitation, the
Company engaged in settlement negotiations with the agency over the alleged violations. During the course of settlement discussions, OSHA withdrew some citations it had classified as "serious," reclassified some "serious" citations to the category "other-than-serious," and declined to withdraw or modify other citations. The parties entered into two Informal Settlement Agreements with OSHA whereby OSHA reduced its proposed penalty to $50,000 and the Company agreed to undertake, within one year, abatement of certain conditions relating to the remaining citations. By entering into the Informal Settlement Agreements, the
Company did not admit that it violated the cited standards for any litigation or purpose other than a subsequent proceeding under the Occupational Safety and
Health Act. No subsequent proceeding is pending or anticipated by the Company at this time. The Company is not able to accurately predict the cost of abatement, but believes it may be as low as approximately $400,000 and as high as approximately $1.0 million.

In addition to these matters, from time to time, the Company is the subject of legal proceedings, including employee matters, commercial matters, environmental matters and similar claims. There are no other material claims pending other than those described here and in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. The Company maintains comprehensive general liability insurance, which it believes to be adequate for the continued
operation of its business.

ITEM 2 - Changes in Securities and Use of Proceeds

         NOT APPLICABLE

ITEM 3 - Defaults Upon Senior Securities

         See Liquidity and Capital Resources above.

ITEM 4 - Submission of Matters to a Vote of Security Holders

         NOT  APPLICABLE

ITEM 5 - Other Information

         NOT APPLICABLE

ITEM 6 - Exhibits and Reports of Form 8-K

          (A)  Exhibits

          4.1  Fourteenth Amendment and Forbearance Agreement dated as of
               October 17, 2002 (the "Fourteenth Amendment") among the Company, the Banks party thereto and Harris Trust and Savings Bank, as agent (incorporated by reference to Exhibit 4 of the Company's
               Form 8-K filed October 23, 2002).

          4.2  Supplemental Agreement to the Facility Agreement dated as of
               October 29, 2002, among Atchison Casting UK Limited, Sheffield
               Forgemasters Rolls Limited, Sheffield Forgemasters Engineering
               Limited and Burdale Financial Limited.

          99.1(a) Certification of Chief Executive Officer

          99.1(b) Certification of Chief Financial Officer

          (B)  Reports on Form 8-K

          The Company filed a Form 8-K dated July 2, 2002.

          Items Reported

               Item 5. Other Events

                    The Company announced an amendment to the Twelfth Amendment and Forebearance Agreement in which, among other things, a date to reduce outstanding loan commitments was extended
                    from June 30, 2002 to July 31, 2002.

               Item 7. Financial Statements and Exhibits

                    Letter agreement dated June 30, 2002 modifying the Twelfth
                    Amendment and Forebearance Agreement.

               The Company filed a Form 8-K dated August 8, 2002.

               Items Reported

               Item 5. Other Events

                    The Company announced the execution of the Thirteenth
                    Amendment and Forbearance Agreement in which, among other
                    things, a date to reduce outstanding loan commitments was
                    extended from July 31, 2002 to October 15, 2002.

               Item 7. Financial Statements and Exhibits

                    Thirteenth Amendment and Forebearance Agreement to the
                    Credit Agreement dated as of July 31, 2002.

          The Company filed a Form 8-K/A dated August 9, 2002.

          Items Reported

               Item 5. Other Events

                    The Company announced the execution of the Thirteenth
                    Amendment and Forbearance Agreement in which, among other
                    things, a date to reduce outstanding loan commitments was
                    extended from July 31, 2002 to October 15, 2002.

               Item 7. Financial Statements and Exhibits

                    Thirteenth Amendment and Forebearance Agreement to the
                    Credit Agreement dated as of July 31, 2002.

          The Company filed a Form 8-K dated September 13, 2002.

          Items Reported

               Item 5. Other Events

                    The Company announced that Vladimir Rada and Stanley Atkins have joined its Board of Directors.

               Item 7. Financial Statements and Exhibits

                    Press release dated September 12, 2002.

          The Company filed a Form 8-K dated September 16, 2002.

          Items Reported

               Item 5. Other Events

                    The Company announced its plans to downsize its LaGrange
                    Foundry facility.

               Item 7. Financial Statements and Exhibits

                    Press release dated September 16, 2002.

          The Company filed a Form 8-K dated October 22, 2002.

          Items Reported

               Item 5. Other Events

                    The Company issued a pres release announcing the extension of its North American credit facilities.

               Item 7. Financial Statements and Exhibits

                    Fourteenth Amendment and Forebearance Agreement to the
                    Credit Agreement dated as of October 17, 2002.

                    Press release dated September 16, 2002.

                                       39

                         * * * * * * * * * * * * * * * *

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Atchison Casting Corporation
                                           ----------------------------
                                                     (Registrant)

DATE:     November 14, 2002            /s/ Thomas K. Armstrong, Jr.
                                       ----------------------------------------------
                                       Thomas K. Armstrong, Jr., Chairman of the
                                       Board, President and Chief Executive Officer

DATE:     November 14, 2002            /s/ Kevin T. McDermed
                                       ----------------------------------------------
                                       Kevin T. McDermed,
                                       Vice President, Chief Financial Officer,
                                            Treasurer and Secretary

                                       40

                                 CERTIFICATIONS

I, Thomas K. Armstrong, Jr., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Atchison Casting
         Corporation;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant,
                  including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the
                  period in which this quarterly report is being prepared;

         b)       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
                  Date"); and

         c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the
                  registrant's ability to record, process, summarize and report financial data and have identified for the registrant's
                  auditors any material weaknesses in internal controls; and

                                       41

         b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the
                  registrant's internal controls; and

6.       The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                         /s/ Thomas K. Armstrong Jr.
                                        --------------------------------------------
                                        Thomas K. Armstrong, Jr.
                                        Chief Executive Officer
                                        (Principal Executive Officer)

                                       42

I, Kevin T. McDermed, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Atchison Casting
         Corporation;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant,
                  including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the
                  period in which this quarterly report is being prepared;

         b)       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
                  Date"); and

         c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the
                  registrant's ability to record, process, summarize and report financial data and have identified for the registrant's
                  auditors any material weaknesses in internal controls; and

                                       43

         b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the
                  registrant's internal controls; and

6.       The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                    /s/ Kevin T. McDermed
                                    --------------------------------------------
                                    Kevin T. McDermed
                                    Chief Financial Officer
                                    (Principal Financial Officer

                                       44