Form 10-Q
period 2002-12-31
ATCHISON CASTING CORP
filed 2003-02-14
CIK 911115

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements from the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the exchange act).

Yes ☐ No ☒

There were 7,723,031 shares of common stock, $.01 par value per share, outstanding on February 14, 2003

PART I

ITEM 1.  Financial Statements.

ATCHISON CASTING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2002	June 30, 2002
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,466	$1,583
Customer accounts receivable, net of allowance for doubtful accounts of $664 and $1,248, respectively	53,361	64,943
Income tax refund receivable	—	1,604
Inventories	48,355	48,885
Deferred income taxes	2,479	2,250
Other current assets	10,214	10,182
Current assets of discontinued operations	3,280	5,193

Total current assets	119,155	134,640

PROPERTY, PLANT AND EQUIPMENT, Net	84,588	91,670

GOODWILL, Net	1,400	19,107

DEFERRED FINANCING COSTS, Net	974	1,209

OTHER ASSETS	16,599	17,086

NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	3,861	5,735

TOTAL ASSETS	$226,577	$269,447

See Notes to Consolidated Financial Statements.

	December 31, 2002	June 30, 2002
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$44,159	$42,082
Accrued expenses	34,192	41,978
Current maturities of long-term debt	115,042	97,958
Current liabilities of discontinued operations	3,300	4,501

Total current liabilities	196,693	186,519

LONG-TERM DEBT	1,222	20,662

DEFERRED INCOME TAXES	3,142	3,443

OTHER LONG-TERM OBLIGATIONS	1,313	264

POSTRETIREMENT OBLIGATIONS OTHER THAN PENSION	11,761	11,183

MINORITY INTEREST IN SUBSIDIARIES	366	516

Total liabilities	214,497	222,587

STOCKHOLDERS’ EQUITY:

Preferred stock, $.01 par value, 2,000,000 authorized shares; no shares issued	—	—

Common stock, $.01 par value, 19,300,000 authorized shares; 8,312,049 shares issued	83	83

Class A common stock (non-voting), $.01 par value, 700,000 authorized shares; no shares issued	—	—

Additional paid-in capital	81,613	81,613

Accumulated deficit	(58,885)	(22,217)

Accumulated other comprehensive loss	(4,683)	(6,571)

Less shares held in treasury:
Common stock, 589,018 shares, at cost	(6,048)	(6,048)

Total stockholders’ equity	12,080	46,860

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$226,577	$269,447

See Notes to Consolidated Financial Statements.

ATCHISON CASTING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001

NET SALES	$77,209	$93,721	$153,333	$186,510

COST OF GOODS SOLD	70,759	85,489	141,411	171,442

GROSS PROFIT	6,450	8,232	11,922	15,068

OPERATING EXPENSES:

Selling, general and administrative	8,470	10,334	16,816	18,961

Impairment and restructuring charges	4,427	—	5,938	—

Amortization of intangibles	—	(140)	—	(280)

Total operating expenses	12,897	10,194	22,754	18,681

OPERATING LOSS	(6,447)	(1,962)	(10,832)	(3,613)

INTEREST EXPENSE	2,462	2,887	4,951	5,549

MINORITY INTEREST IN NET LOSS OF SUBSIDIARIES	(21)	(10)	(54)	(38)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(8,888)	(4,839)	(15,729)	(9,124)

INCOME TAX EXPENSE	3	175	32	356

CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—	(17,441)	—

LOSS FROM CONTINUING OPERATIONS	$(8,891)	$(5,014)	$(33,202)	$(9,480)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(1,470)	(678)	(3,466)	(695)

NET LOSS	$(10,361)	$(5,692)	$(36,668)	$(10,175)

NET LOSS PER SHARE - BASIC AND DILUTED
CONTINUING OPERATIONS BEFORE ACCOUNTING CHANGE	$(1.15)	$(0.63)	$(2.04)	$(1.18)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	$0.00	$0.00	$(2.26)	$0.00
DISCONTINUED OPERATIONS	$(0.19)	$(0.09)	$(0.45)	$(0.09)
NET LOSS PER SHARE - BASIC AND DILUTED	$(1.34)	$(0.74)	$(4.75)	$(1.32)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN CALCULATION - BASIC AND DILUTED	7,723,031	7,723,031	7,723,031	7,710,032

See Notes to Consolidated Financial Statements.

ATCHISON CASTING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001

NET LOSS	$(10,361)	$(5,692)	$(36,668)	$(10,175)

OTHER COMPREHENSIVE INCOME (LOSS):

Foreign currency translation adjustments	1,452	(1,209)	1,888	188

COMPREHENSIVE LOSS	$(8,909)	$(6,901)	$(34,780)	$(9,987)

See Notes to Consolidated Financial Statements.

ATCHISON CASTING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,668)	$(10,175)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,363	5,281
Cumulative effect of accounting change	17,441	—
Minority interest in net loss of subsidiaries	(54)	(38)
Impairment and restructuring charges	5,938	—
Gain on disposal of capital assets	(3)	(113)
Deferred income tax expense (benefit)	3	(20)
Changes in assets and liabilities:
Customer accounts receivable	12,524	11,475
Income tax refund receivable	1,604	—
Inventories	1,274	(3,046)
Other current assets	31	1,458
Accounts payable	999	(6,299)
Accrued expenses	(8,359)	(1,800)
Postretirement obligations other than pension	578	579
Other	420	(1,151)
Operating activities of discontined operations	3,123	762
Cash provided by (used in) operating activities	4,214	(3,087)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(1,863)	(1,910)
Proceeds from sale of capital assets	15	180
Proceeds from sale of net assets of a subsidiary operation	—	293
Payments for purchase of stock in subsidiaries	(94)	(42)
Captial expenditures of discontinued operations	(18)	(114)
Cash used in investing activities	(1,960)	(1,593)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term debt	(452)	(4,982)
Capitalized financing costs paid	(47)	(1,341)
Net (repayments) borrowings under revolving credit facilities	(2,785)	11,624
Advances to parent from discontinued operations	881	47
Cash (used in) provided by financing activities	(2,403)	5,348

EFFECT OF EXCHANGE RATE ON CASH	32	25

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(117)	693

CASH AND CASH EQUIVALENTS, Beginning of period	$1,583	$1,329

CASH AND CASH EQUIVALENTS, End of period	$1,466	$2,022

See Notes to Consolidated Financial Statements.

ATCHISON CASTING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Accounting Policies and Basis of Presentation

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of Atchison Casting Corporation and subsidiaries (the “Company”) for the year ended June 30, 2002, as included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows.  Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Certain December 31, 2001 amounts have been reclassified to conform with December 31, 2002 classifications.  In addition, the financial statements have been reclassified to present the Company’s Kramer International, Inc. (“Kramer”) and LaGrange Foundry Inc. (“LaGrange Foundry”) subsidiaries as discontinued operations for all periods presented, as described in footnote 6.

2.                                     Inventories

	As of
	Dec. 31, 2002	June 30, 2002
	(Thousands)

Raw materials	$5,683	$6,403
Work-in-process	33,769	31,572
Finished goods	8,382	10,758
Supplies	1,692	1,982
	$49,526	$50,715

The above amounts include inventories related to discontinued operations of $ 1.2 million and $1.8 million as of December 31, 2002 and June 30, 2002, respectively.

3.             Income Taxes

Income tax expense (benefit) consisted of:

	Six Months Ended December 31,
	2002	2001
	(Thousands)
Current:
Domestic	$—	$—
Foreign	29	376
	29	376

Deferred:
Domestic	—	—
Foreign	3	(20)
	3	(20)

Total	$32	$356

4.             Supplemental Cash Flow Information

	Six Months Ended December 31,
	2002	2001
	(Thousands)

Cash paid (received) during the period for:
Interest	$4,772	$6,051
Income Taxes	$(1,836)	$(2,247)

5.             New Accounting Standards

As previously disclosed, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142 and No. 144 effective July 1, 2002. SFAS No. 142 requires that, upon adoption, amortization of goodwill ceases and, instead be evaluated annually for impairment. SFAS No. 144 superceded SFAS No. 121 and established accounting standards for long-lived assets. In addition, SFAS No. 144 requires that reporting units and asset groups disposed of or, in certain instances, to be disposed of be presented as discontinued operations. The adoption of these two accounting standards has materially impacted the Company’s financial statements for the three and six-month periods ended December 31, 2002 and 2001 as follows:

•                    The Company’s closure of the La Grange Foundry facility and the sale of the Kramer facility (see footnote 6) has, pursuant to the provisions of SFAS No. 144, resulted in the presentation of their assets, liabilities and results of operations as discontinued operations in the accompanying consolidated financial statements.

•                    Based upon the Company’s analysis of the carrying values of long-lived assets pursuant to the provisions of SFAS No. 144, property, plant and equipment of The G&C Foundry Company (“G & C”) and Canada Alloy Casting, Ltd. (“Canada Alloy”) have been reduced. The significant factors considered in determining the appropriate carrying value of these assets included the Company’s current intent, as described in footnote 7, to sell those businesses.

•                    As required by SFAS No. 142, the Company has completed the first phase of its goodwill impairment analysis. That analysis indicated that the goodwill associated with certain of its subsidiaries is impaired. Although the second phase of the analysis to determine the amount of the impairment as required by SFAS No. 142 is not yet complete, the Company has reduced the carrying value of such goodwill by approximately $19.0 million as follows:

Subsidiary	Before	After
G & C	$3.6 million	—
Inverness Castings Group, Inc.	3.9 million	—
Prospect Foundry, Inc.	4.6 million	—
London Precision Machine & Tool	6.7 million	$1.4 million
Subtotal	$18.8 million	$1.4 million
Kramer International, Inc.	3.2 million	1.6 million
Total	$22.0 million	$3.0 million

The reduction of the carrying value of Kramer’s goodwill of $1.6 million is included in discontinued operations. The reduction of the carrying values of the other subsidiaries’ goodwill aggregating $17.4 million has been recorded as a cumulative effect of a change in accounting principles. The Company will complete the second phase of its analysis prior to June 30, 2003. Further adjustment of the remaining balance of goodwill may be needed after the analysis is complete.

The Company also adopted SFAS No. 143 and No. 145 effective July 1, 2002 and SFAS No. 146 effective January 1, 2003. The adoption of these new standards is not expected to significantly affect the Company’s financial statements.

6.                                       Discontinued Operations

Kramer

On January 3, 2003, the Company completed the sale of substantially all of the net assets, excluding the land and buildings, of Kramer.  Prior to post-closing adjustments, the Company received approximately $3.9 million in cash in exchange for assets and the assumption of liabilities by the buyer.  $450,000 of the proceeds are subject to an escrow agreement.  Substantially all of the remaining cash was used to make required payments to creditors (see footnote 9).  Contemporaneous with the sale transaction, the Company entered into an agreement to lease the land and buildings to the buyer for a period of up to two years, subject to cancellation by the buyer at any time.

In the first quarter of fiscal 2003, the Company recognized an impairment charge of $1.6 million to write-down the carrying amount of goodwill at Kramer to the Company’s estimate of fair value, which is presented in the Company’s consolidated financial statements as a portion of the cumulative effect of the change in accounting principle.  The Company considered its decision to realign its operations, resulting in its intent to dispose of Kramer as the primary indicator of impairment.  Prior to the impairment charge, the goodwill had a carrying value of $3.2 million.  For the second quarter of fiscal years 2002 and 2003, Kramer recorded net sales of

$2.6 million and $2.2 million, respectively, and net income (loss) of $293,000 and $(136,000), respectively.  For the first half of fiscal years 2002 and 2003, Kramer recorded net sales of $5.4 million and $4.4 million, respectively, and net income (loss) of $618,000 and $(3,000), respectively, excluding the impairment charge discussed above.

As of December 31, 2002, Kramer had total assets of approximately $5.8 million, consisting of approximately $1.6 million of accounts receivable; approximately $835,000 of inventory; approximately $1.7 million of property, plant and equipment, net; and approximately $1.6 million of goodwill; and total liabilities of approximately $1.3 million, consisting of approximately $926,000 of accounts payable and approximately $399,000 of accrued expenses.

As a result of the sale, Kramer was considered as discontinued operations in accordance with SFAS No. 144.

LaGrange Foundry

Following losses in fiscal 2002, the Company’s Board of Directors committed to a plan to downsize La Grange Foundry to a pattern repair, maintenance and storage operation.  During the second quarter of fiscal 2003, the Company’s Board of Directors committed to a plan for the complete closure of La Grange Foundry that was completed during the second quarter of fiscal 2003.  In connection with the closure of LaGrange Foundry, the Company recorded a restructuring charge, in the second quarter of fiscal 2003, of approximately $520,000 relating to the guarantee of LaGrange Foundry’s obligations under certain equipment leases.

For the second quarter of fiscal years 2002 and 2003, La Grange recorded net sales of $3.7 million and $1.0 million, respectively, and net losses of $1.0 million and $814,000, respectively.  For the first six months of fiscal years 2002 and 2003, La Grange Foundry recorded net sales of $7.8 million and $3.3 million, respectively, and net losses of $1.3 million and $1.3 million, respectively, excluding the restructuring charge discussed above in the fiscal 2003 periods.

The Company will recognize certain other exit costs associated with the closure of La Grange Foundry in fiscal 2003 related to employee termination costs.  The Company terminated approximately 135 employees and will recognize a charge for severance benefits of approximately $73,000 during fiscal 2003.

As a result of the closure, LaGrange was considered as discontinued operations in accordance with SFAS No. 144.

The results of Kramer and LaGrange have been reported in discontinued operations for the three-month and six-month periods ended December 31, 2002 and 2001 in the Consolidated Statement of Operations.  The Current Assets of Discontinued Operations at December 31, 2002 were made up of Customer Accounts Receivable of approximately $1.9 million and Inventories of approximately $1.2 million and Other Current Assets of approximately $200,000.  The Non-Current Assets of Discontinued Operations at December 31, 2002 were made up of property, plant and equipment, net, of approximately $2.3 million and goodwill of approximately $1.6 million.  The Current Liabilities of Discontinued Operations at December 31, 2002 were made of Accounts Payable of approximately $1.8 million and Accrued Expenses of approximately $1.5 million.

Unaudited operating results of LaGrange and Kramer for the three-month and six-month periods ended December 31, 2002 and 2001, which are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Sales	$3,172	$6,350	$7,630	$13,175
Cost of Sales	3,755	6,417	8,204	12,653

Gross Profit	(583)	(67)	(574)	522

Selling, general and administrative	367	566	772	1,126
Impairment and restructuring charges	520	—	520	—
Amortization of intangibles	—	45	—	91

Total operating expenses	887	611	1,292	1,217

Loss before interest and taxes	(1,470)	(678)	(1,866)	(695)

Interest expense	—	—	—	—

Loss before taxes	(1,470)	(678)	(1,866)	(695)

Cumulative effect of accounting change	—	—	(1,600)	—

Loss from discontinued operations	$(1,470)	$(678)	$(3,466)	$(695)

7.                                       Potential Sale of Canada Alloy Castings and The G & C Foundry Co.

The Company is negotiating the sale of substantially all of the net assets of Canada Alloy and G & C to a single buyer.  There can be no assurance that a definitive agreement will ultimately be executed.  If executed and consummated, it is anticipated that this transaction will close during the second half of fiscal 2003.  Pursuant to the provisions of SFAS No. 144, the assets, liabilities and operations of G & C and Canada Alloy are not presented as discontinued operations in the accompanying consolidated financial statements.  If the transaction is completed during fiscal 2003, the results of these operations will be reclassified into discontinued operations.

In the second quarter of fiscal 2003, the Company recognized an impairment charge of $8.0 million, consisting of $4.4 million to write-down the property, plant and equipment of Canada Alloy and G & C and $3.6 million to write-down the carrying amount of the goodwill at G & C to the Company’s estimate of fair value.  The $3.6 million write-down of Goodwill is presented in the Company’s consolidated financial statements as a portion of the cumulative effect of a change in accounting principle.  The Company considered its decision to realign its operations, resulting in its intent to dispose of Canada Alloy and G & C in its estimate of future cash flows for purposes of assessing impairment of these long-lived assets.  Prior to the impairment charge, the property, plant and equipment had a carrying value of $7.4 million and the goodwill had a carrying value of $3.6 million.  For the second quarter of fiscal years 2002 and 2003, Canada Alloy recorded net sales of $3.2 million and $2.5 million, respectively, and a net loss of $112,000 and $160,000, respectively.  For the first six months of fiscal years 2002 and 2003, Canada Alloy recorded net sales of $6.6 million and $5.5 million, respectively, and a net loss of $247,000 and $184,000, respectively.  For the second quarter of fiscal years 2002 and 2003, G & C recorded net sales of $3.3 million and $3.0 million, respectively, and a net loss of $291,000 and $213,000, respectively.  For the first six months of fiscal years 2002 and 2003, G & C recorded net sales of $6.7 million and $6.5 million, respectively, and a net loss of $891,000 and $318,000, respectively.

As of December 31, 2002, Canada Alloy and G & C had total assets of approximately $8.8 million, consisting of approximately $2.7 million of accounts receivable, approximately $2.6 million of inventory, approximately $300,000 of other current assets, approximately $2.9 million of property, plant and equipment, net, and approximately $300,000 of other assets; and total liabilities of approximately $5.3 million, consisting of approximately $2.8 million of accounts payable, approximately $1.3 million of accrued expenses, and approximately $1.2 million in long-term debt.

The assets, liabilities, and operations are included in continuing operations at December 31, 2002 pursuant to the conditions set forth in SFAS No. 144.  If the disposition process for these net assets continue such that the conditions set forth in SFAS No. 144 for presentation as discontinued operations is met, the related assets, liabilities, and operating results for these foundries will be reclassified as discontinued operations for all periods.

8.                                       Sales, Closure or Liquidation of other subsidiaries

Prior to fiscal 2003, the Company closed, sold or liquidated several other subsidiaries.  Results of operations of those subsidiaries prior to such actions are included in continuing operations in the accompanying consolidated financial statements pursuant to SFAS No. 144.

LA Die Casting

On February 20, 2002, the Company completed the sale of substantially all of the net assets of LA Die Casting, Inc. (“LA Die Casting”). For the second quarter of fiscal year 2002, LA Die Casting recorded net income of $16,000 on net sales of $1.7 million.  For the first six months of fiscal 2002, LA Die Casting recorded a net loss of $26,000 on net sales of $3.6 million.

Jahn Foundry

On December 20, 2001, the Company completed the sale of substantially all of the net assets of Jahn Foundry Corp. (“Jahn Foundry”). After post-closing adjustments, the Company received approximately $300,000 in cash, a minority ownership position in the buyer, New England Iron LLC (“New England Iron”), valued at $325,000 and a note (bearing interest at 6.0% per year) for the principal amount of $475,000 amortizing over 10 years (the “New England Iron Note”) in exchange for assets and the assumption of liabilities by the buyer.  The Company recognized a loss on the sale of approximately $40,000.

For the second quarter of fiscal year 2002, Jahn Foundry recorded a net loss of $734,000 on net sales of $1.3 million.  For the first six months of fiscal 2002, Jahn Foundry recorded a net loss of $1.4 million on net sales of $2.9 million.

In October 2002, the majority owner of New England Iron notified the Company that it planned to liquidate New England Iron. In the first quarter of fiscal 2003, the Company recorded additional impairment and restructuring charges of approximately $1.5 million in connection with the liquidation of New England Iron.   These charges include:  $325,000 to write off the Company’s minority ownership position in New England Iron, $286,000 to write-down the value of the New England Iron Note to the Company’s estimate of fair value and $900,000 relating to the guarantee of Jahn

Foundry’s obligations under certain equipment lease agreements that had been sublet to New England Iron.

Empire Steel

The Company substantially completed the closure of Empire Steel, Inc. (“Empire”) by December 31, 2001, and transferred as much work as possible to other locations.  Empire was closed as to commercial work but continues to produce one product for the U.S. Government from time to time. For the second quarter of fiscal years 2002 and 2003, Empire recorded net sales of $1.9 million and $348,000, respectively, and net losses of $224,000 and $400,000, respectively.  For the first six months of fiscal 2002 and 2003, Empire recorded net sales of $4.1 million and $566,000, respectively, and net losses of $776,000 and $679,000, respectively.

The Company terminated approximately 106 employees at Empire and recognized a charge for severance benefits of approximately $50,000 in fiscal 2002.

Fonderie d’Autun

On April 9, 2002, the Company’s French subsidiary, Fonderie d’Autun (“Autun”), filed a voluntary petition for reorganization with the local court in Chalons, France.

On September 19, 2002, the court appointed a liquidator to begin the liquidation of Autun.  During the fourth quarter of fiscal 2002, the Company recorded a charge of $567,000 to write off its remaining net investment in Autun and a charge of $3.5 million relating to the Company’s guarantee of Autun’s obligations under certain lease agreements.  Effective April 1, 2002, the Company is no longer consolidating Autun’s results into its consolidated financial statements.

As a result of the court’s decision to liquidate the assets of Autun, it is estimated that charges for site cleanup could total up to $8.5 million.  Should Autun not be able to meet the cleanup obligations, the French government might be able to make a claim against the prior owner.  The Company guaranteed payment of certain contingent liabilities of up to 100 million French francs (currently approximately US$16.0 million) when it purchased Autun, for the cost of environmental restoration, if any, in the event Autun were closed and a claim was successfully made against the prior owner.  Such amount has not been recorded in the accompanying financial statements.  These potential contingent liabilities may adversely impact the Company’s ability to proceed with its plans to achieve its financial objectives if they become liabilities of the Company.

For the second quarter of fiscal 2002, Autun recorded net sales of $4.6 million and a net loss of $951,000.  For the first six months of fiscal 2002, Autun recorded net sales of $8.3 million and a net loss of $1.6 million.

9.                                       Debt and Financing Arrangements

(Dollars in thousands)	June 30, 2002	December 31, 2002
Senior notes with an insurance company	$10,245	$9,895
Revolving credit facility with Harris Trust & Savings Bank	60,791	56,169
Term loan between the Company and General Electric Capital Corporation	26,542	26,542
Receivables program and revolving credit facility with Burdale Financial Limited	14,178	16,727
Term loan between G&C and OES Capital, Inc.	1,643	1,540
Term loan between LaGrange and the Missouri Development Finance Board	5,100	5,100
Term loan between the Company and A.I. Credit Corp.	121	291
Subtotal	118,620	116,264
Less amounts classified as current	97,958	115,042
Total long-term debt	$20,662	$1,222

In September 2001, Atchison Casting UK Limited (“ACUK”), a subsidiary of the Company, ACUK’s subsidiaries, and Burdale Financial Limited (“Burdale”) entered into the Facility Agreement.  This Facility Agreement provides for a facility of up to 25,000,000 British pounds (approximately $40.0 million US), subject to certain eligibility calculations, to be used to fund working capital requirements at Sheffield Forgemasters Group Limited (“Sheffield”), a subsidiary of ACUK. In addition, the Facility Agreement provides security for Sheffield’s foreign currency exchange contracts and performance bond commitments. This facility matures on September 17, 2004 and is secured by substantially all of Sheffield’s assets in the U.K. Loans under this Facility Agreement bear interest at LIBOR plus 2.60% (7.19% at December 31, 2002). As of December 31, 2002, ACUK had drawn approximately $16.7 million under the Facility Agreement. The Facility Agreement contains several covenants, which, among other things, require ACUK to maintain balances under certain eligibility levels.

On October 29, 2002, ACUK entered into an amendment of its Facility Agreement to, among other things (a) impose a limit of 10,750,000 British pounds (approximately $17.2 million US) on the aggregate sum at any time of (i) outstanding revolving loans from Burdale to ACUK plus (ii) accounts receivable purchased from ACUK by Burdale that are not collected (there had previously been no collective limit, though outstanding loans and uncollected receivables each were, and continue to be, subject to independent maximum amounts) and (b) add minimum monthly cash flow and net income covenants and a minimum tangible net worth covenant.

ACUK has not been in compliance with those covenants based on results of operations in the second quarter of fiscal 2003 and does not expect to regain compliance. As a result, Burdale has the right to demand payment for the entire balance outstanding under the Facility Agreement. Should Burdale exercise its right to demand immediate payment of the outstanding balance under the Facility Agreement, the Company believes that ACUK would not be able to make such payment under the Facility Agreement. The Company has classified the outstanding borrowings as current in the accompanying consolidated balance sheet as of December 31, 2002.

On July 31, 2002, the Company entered into the Thirteenth Amendment and Forbearance Agreement to the Company’s revolving credit facility with Harris Trust and Savings Bank, as agent for several lenders (the “Credit Agreement”), and the Tenth Amendment and Forbearance Agreement to a note purchase agreement under which the Company issued senior notes to an insurance company (the “Note Purchase Agreement”). These amendments, as modified, provided that these lenders would forbear from enforcing their rights with respect to certain existing defaults through October 17, 2002.  Among other things, these amendments provided that the Company would solicit offers for purchase or develop disposition plans for certain subsidiaries and will engage a consulting firm to prepare a valuation analysis and recommended disposition strategy for the Company’s U.K. subsidiaries.  In addition, new covenants regarding minimum cumulative earnings before interest, taxes, depreciation and amortization, capital expenditures and operating cash flow were added.

On October 17, 2002, the Company entered into the Fourteenth Amendment and Forbearance Agreement to the Credit Agreement (“Fourteenth Amendment”) and the Eleventh Amendment and Forbearance Agreement to the Note Purchase Agreement (“Eleventh Amendment”).  These amendments provide that these lenders (such lenders, collectively, the “Harris Lenders”) will forbear from enforcing their rights with respect to certain existing defaults through April 3, 2003, subject to certain events that could cause an earlier termination of this forbearance period.  In exchange, the Company agreed, among other things,

(i) to engage an investment banker to solicit offers on Inverness Castings Group, Inc. (“Inverness”); (ii) to enter into an amendment to implement financial covenants by December 13, 2002; and (iii) to prepay the Harris Lenders’ loans in amounts equal to $4.0 million by January 31, 2003 and an additional $7.0 million by February 28, 2003, which the Company is striving to satisfy out of the net proceeds from asset sales (other than inventory and Inverness) and tax refunds.  As of February 13, 2003, the Company had prepaid the Harris Lenders’ loans by approximately $6.4 million.

The Company is currently in default of the Fourteenth Amendment and Eleventh Amendment, as the Company and the Harris Lenders have not reached agreement on new financial covenants.  The Company is currently negotiating amendments to the Fourteenth Amendment and Eleventh Amendment that will, among other things, establish new financial covenants relating to capital expenditures, minimum cumulative earnings before interest, taxes, depreciation and amortization and certain legal and restructuring expenses.

The Company is also negotiating an amendment to the Cash Collateral Use Agreement between the Company, its U.S. Subsidiaries and the Harris Lenders.  This amendment, among other things, would establish minimum net cash flow covenants for the Company’s La Grange Foundry, Canadian Steel Foundries, Ltd., Empire Steel and PrimeCast, Inc. subsidiaries and for certain affirmative litigation expenses.

On October 17, 2002, the Company entered into a Forbearance Agreement and Second Amendment to the Master Security Agreement, as amended on January 24, 2003, and Note with General Electric Capital Corporation (“GECC”) (“GE Financing”), as agent for certain participant lenders (such lenders, collectively, the “GE Lenders”).  This amendment provides that the GE lenders will forbear from enforcing their rights with respect to certain existing defaults through June 29, 2003, subject to earlier termination upon the occurrence of certain defaults, but no longer allows for automatic extensions as originally provided.  The GE Lenders also agreed to allow the Company to make only interest payments through the end of the forbearance period.  In exchange, the Company has agreed to increase the interest rate 25 basis points to 9.30% per year.

The termination of the forbearance period in any of the Credit Agreement, Note Purchase Agreement or the Master Security Agreement can result in the termination of the other agreements.  In addition, default under the Facility Agreement could result in the termination of the Credit Agreement and the Note Purchase Agreement, and in turn, the GE Financing.

The Company is currently negotiating with its lenders to extend its current arrangements while it attempts to establish a new credit facility with covenants that the Company believes it will be able to satisfy with additional borrowing capacity.  There are no assurances the Company will be able to establish a restructured or new facility.

10.                                 Contingencies

An accident involving an explosion and fire occurred on February 25, 1999 at Jahn Foundry, located in Springfield, Massachusetts. Nine employees were seriously injured and there were three fatalities.

A civil action has commenced in the Massachusetts Superior State Court on behalf of the estates of deceased workers, their families, injured workers, and their families against the supplier of a chemical compound used in Jahn Foundry’s manufacturing process. The supplier of the chemical compound, Borden Chemical, Inc., filed a Third Party Complaint against Jahn Foundry in the Massachusetts Superior State Court on February 2, 2000 seeking indemnity for any liability it has to the plaintiffs in the civil action. The Company’s comprehensive general liability insurance carrier has retained counsel on behalf of Jahn Foundry and the Company and is aggressively defending Jahn Foundry in the Third Party Complaint. It is too early to assess the potential liability to Jahn Foundry for the Third Party Complaint, which in any event the Jahn Foundry would aggressively defend. In addition, Jahn Foundry has brought a Third Party Counterclaim against Borden and the independent sales representative of the chemical compound, J.R. Oldhan Company, seeking compensation for losses sustained in the explosion, including amounts covered by insurance.

The Company dismissed Deloitte & Touche LLP (“Deloitte”) as its auditor on April 16, 2002. On July 26, 2002, the Company filed a complaint against Deloitte in Philadelphia County, Pennsylvania for negligence, professional malpractice, negligent misrepresentation and breach of contract. The Company believes that Deloitte breached its duties to perform audit and consulting services by failing to act with reasonable and ordinary care, with the ordinary skill and diligence of the accounting profession, and in the conformity with the professional standards such as generally accepted auditing standards and generally accepted accounting principles. Deloitte filed a counterclaim against the Company on September 13, 2002 alleging that the Company was aware of information related to improper activities of certain employees at the Pennsylvania Foundry Group and failed to disclose such information to Deloitte. On September 24, 2002, Deloitte filed a third party claim against certain officers and employees of the Company and others alleging, among other things, that such officers and employees withheld material information in connection with such improper activities. The Company believes that Deloitte’s claims against it and the Company’s officers and employees have no merit and will vigorously defend itself.

The Occupational Safety and Health Administration (“OSHA”) cited the Company on September 26, 2002 for 95 alleged violations of Federal Safety and Health regulations at its Atchison, Kansas foundry.  OSHA sought penalties totaling $250,000 in connection with the alleged violations.  At OSHA’s invitation, the Company engaged in settlement negotiations with the agency over the alleged violations.  During the course of settlement discussions, OSHA withdrew some citations it had classified as “serious,” reclassified some “serious” citations to the category “other-than-serious,” and declined to withdraw or modify other citations.  The parties entered into two Informal Settlement Agreements with OSHA whereby OSHA reduced its proposed penalty to $50,000 and the Company agreed to undertake, within one year, abatement of certain conditions relating to the remaining citations.  By entering into the Informal Settlement Agreements, the Company did not admit that it violated the cited standards for any litigation or purpose other than a subsequent proceeding under the Occupational Safety and Health Act.  No subsequent proceeding is pending or anticipated by the Company at this time.  The Company is not able to accurately predict the cost of abatement, but believes it may be as low as approximately $400,000 and as high as approximately $800,000.

11.                                 Financial Results and Management’s Plans

In fiscal 2002 and the first six months of fiscal 2003, the Company incurred pretax losses of $35.0 million  and $15.8 million, respectively.  The fiscal year 2002 pretax loss included impairment charges related to La Grange Foundry of $5.2 million.  The fiscal year-to-date 2003 pretax loss includes impairment charges related to Jahn Foundry, G&C Foundry, and Canada Alloy of $5.9 million.  As of December 31, 2002, the Company was not in compliance with certain financial covenants included in its primary debt agreements.  These matters raise substantial doubt as to the Company’s ability to continue as a going concern.

To address these conditions, management has taken or is in the process of taking the following actions:

OPERATIONS

The Company has closed five unprofitable foundries since the beginning of fiscal 2001. Operations from these five foundries have been a significant factor in the Company’s pretax losses. Management has transferred a portion of the work previously performed by these foundries to other foundries, thereby increasing the utilization and profitability of these other foundries.

SOLICITATION OF OFFERS ON THREE SUBSIDIARY OPERATIONS

The Company is currently soliciting offers to purchase or is engaged in preliminary negotiations to sell the following subsidiaries:

•               The G&C Foundry Company

•               Canada Alloy Castings, Ltd.

•               Inverness Casting Group, Inc.

If acceptable offers are  received, the Company expects that the sales of the operations could be completed by the end of fiscal 2003. Any net proceeds will be used primarily to retire outstanding indebtedness.

To effect the business model discussed below, the Company must improve its financial condition. Part of the effort includes assessing various opportunities to reduce indebtedness. While each of these three subsidiaries brings certain strengths or capabilities to the Company, they either do not fit well with the new business model or are not operations  in which the Company has elected to direct its resources at this time. However, if acceptable offers are not  received, the Company will continue to work on improving these and all of the Company’s operations, and renegotiating outstanding indebtedness.

NEW BUSINESS MODEL

To continue as a going concern, attain profitability, and increase market share, management has refined the Company’s business model, consisting of the following key components:

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

While the Company believes this new business model represents a viable plan to achieve its financial objectives, there are no assurances that such plans can be executed as designed or that execution thereof will result in achievement of the Company’s financial objectives. In addition, the Company’s potential contingent liabilities may adversely impact the Company’s ability to proceed with its plans if they become liabilities of the Company.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF

OPERATIONS AND FINANCIAL CONDITION

Results of Operations:

Net sales from continuing operations for the second quarter of fiscal 2003 were $77.2 million, representing a decrease of $16.5 million, or 17.6%, from net sales of $93.7 million in the second quarter of fiscal 2002.  Since the beginning of fiscal 2002, Atchison Casting Corporation (the “Company”) has completed the closure of two operations, the sale of two operations and placed one operation into liquidation.  These operations, excluding LaGrange Foundry, Inc. (‘LaGrange”) which has been classified as a discontinued operation, generated net sales of $9.5 million and approximately $300,000 in the second quarter of fiscal 2002 and fiscal 2003, respectively, as follows:

Operation	FY02 2nd Qtr Net Sales	FY03 2nd Qtr Net Sales
Sale of Jahn Foundry Corp.	$1.3 million	—
Closure of Empire Steel Castings, Inc.	1.9 million	$0.3 million
Sale of Los Angeles Die Casting, Inc.	1.7 million	—
Liquidation of Fonderie d’Autun	4.6 million	—
	$9.5 million	$0.3 million

Excluding net sales generated by the above operations, net sales for the second quarter of fiscal 2003 were $76.9 million, representing a decrease of $7.3 million, or 8.7%, from net sales of $84.2 million in the second quarter of fiscal 2002.  This 8.7% decrease in net sales was due primarily to decreases in net sales to the mining and power generation markets, partially offset by increases in net sales to the military and rail markets.  Sheffield Forgemasters Group Limited’s (“Sheffield”) net sales for the second quarter of fiscal 2003 decreased $182,000 from net sales in the second quarter of fiscal 2002, reflecting lower net sales to the power generation market.

Net sales from continuing operations for the first six months of fiscal 2003 were $153.3 million, representing a decrease of $33.2 million, or 17.8%, from net sales of $186.5 million in the first six months of fiscal 2002.  The operations closed, sold or placed into liquidation since the beginning of fiscal 2002, excluding LaGrange, generated net sales of $18.9 million and approximately $600,000 in the first six months of fiscal 2002 and fiscal 2003, respectively, as follows:

Operation	FY02 1st Six Months Net Sales	FY03 1st Six Months Net Sales
Sale of Jahn Foundry Corp.	$2.9 million	—
Closure of Empire Steel Castings, Inc.	4.1 million	$0.6 million
Sale of Los Angeles Die Casting, Inc.	3.6 million	—
Liquidation of Fonderie d’Autun	8.3 million	—
	$18.9 million	$0.6 million

Excluding net sales generated by the above operations, net sales for the first six months of fiscal 2003 were $152.7 million, representing a decrease of $14.9 million, or 8.9%, from net sales of $167.6 million in the first six months of fiscal 2002.  This 8.9% decrease in net sales was due primarily to decreases in net sales to the mining, power generation and steel markets partially offset by increases in net sales to the military and rail markets.  Sheffield’s net sales for the first six months of fiscal 2003 decreased $4.7 million from net sales in the first six months of fiscal 2002, reflecting lower net sales to the steel and power generation markets.

Gross profit from continuing operations for the second quarter of fiscal 2003 decreased $1.7 million, or 20.7%, to $6.5 million, or 8.4% of net sales, compared to $8.2 million, or 8.8% of net sales, for the second quarter of fiscal 2002.  The decrease in gross profit and gross profit as a percentage of net sales was primarily due to lower net sales and reduced absorption of overhead at the Company’s subsidiaries serving the mining and power generation markets and to a change in product mix toward products which have a lower gross profit as a percentage of net sales at the Company’s subsidiary serving the automotive market.

Gross profit  from continuing operations for  the first six months of fiscal 2003 decreased $3.2 million, or 24.5%, to $11.9 million, or 7.8% of net sales, compared to $15.1 million, or 8.1% of net sales, for the first six months of fiscal 2002.  The decrease in gross profit and gross profit as a percentage of net sales was primarily due to lower net sales and reduced absorption of overhead at the Company’s subsidiaries serving the mining, power generation and steel markets and to a change in product mix toward products which have a lower gross profit as a percentage of net sales at the Company’s subsidiary serving the automotive market.

The gross profit at Sheffield in the first six months of fiscal 2003 decreased $887,000, to a gross profit of $2.8 million, or 5.7% of net sales, compared to a gross profit of $3.7 million, or 6.8% of net sales, in the first six months of fiscal 2002, primarily reflecting the impact of the strong British pound and the competitive environment of the markets served by Sheffield on quoted margins.  Partially offsetting these factors was a decrease in the gross losses at the operations closed, sold or liquidated since the beginning of fiscal 2002 by an aggregate of approximately $700,000 from the gross losses at these locations in the first six months of fiscal 2002.

Selling, general and administrative expense (“SG&A”) for the second quarter of fiscal 2003 was $8.5 million, or 11.0% of net sales, compared to $10.3 million, or 11.0% of net sales, in the second quarter of fiscal 2002.  The reduction in SG&A expense is primarily due to reductions in staffing and related benefits, and the reduction in SG&A expense at the facilities the Company has closed, sold or placed into liquidation since the beginning of fiscal 2002.  SG&A expense in the second quarter of fiscal 2003 at the facilities the Company has closed, sold or placed into liquidation decreased by an aggregate of approximately $1.7 million from the second quarter of fiscal 2002.  Also included in the second quarter of fiscal 2002 and fiscal 2003 were expenses of approximately $300,000 and $950,000, respectively, incurred by the Company in pursuing various options to restructure its bank credit facility.

For the first six months of fiscal 2003, SG&A was $16.8 million, or 11.0% of net sales, compared to $19.0 million, or 10.2% of net sales, in the first six months of fiscal 2002.  The reduction in SG&A expense is primarily due to reductions in staffing and related benefits, and the reduction in SG&A expense at the facilities the Company has closed, sold or placed into liquidation since the beginning of fiscal 2002.  SG&A expense in the first six months of fiscal 2003 at the facilities the Company has closed, sold or placed into liquidation decreased by an aggregate of approximately $3.1 million from the first six months of fiscal 2002.  Also included in the first six months of fiscal 2002 and fiscal 2003 were expenses of approximately $1.0 million and $1.9 million, respectively, incurred by the Company in pursuing various options to restructure its bank credit facility.

The Company has recorded intangible assets, consisting of goodwill, in connection with certain of the Company’s acquisitions.  The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as of July 1, 2002.  SFAS No. 142 requires that, upon adoption, amortization of goodwill cease and instead, the carrying value of goodwill be evaluated for impairment on an annual basis.  Accordingly, there was no amortization of goodwill in the second quarter or first six months of fiscal 2003.   Amortization of goodwill for the second quarter of fiscal 2002 was $264,000, or 0.3% of net sales.  Amortization of goodwill for the first six months of fiscal 2002 was $525,000, or 0.3% of net sales.  The Company had also recorded a liability, consisting of the excess of acquired net assets over cost (“negative goodwill”), in connection with the acquisition of Fonderie d’Autun (“Autun”).  The amortization of negative goodwill was a credit to income in the second quarter of fiscal 2002 of $404,000, or 0.4% of net sales. The amortization of negative goodwill was a credit to income in the first six months of fiscal 2002 of $805,000, or 0.4% of net sales.  Net income for the second quarter and first six months of fiscal 2002 excluding the amortization of goodwill was not significantly different.

The Company is negotiating the sale of substantially all of the assets of Canada Alloy Castings, Ltd. (“Canada Alloy”) and The G & C Foundry Co. (“G & C”) to a single buyer.  There can no assurance that a definitive agreement will ultimately be executed.  If executed and consummated, it is anticipated that this transaction will close during second half of fiscal 2003.

In the second quarter of fiscal 2003, the Company recognized an impairment charge of $8.0 million, consisting of $4.4 million to write-down the property, plant and equipment of Canada Alloy and G & C and $3.6 million to write-down the carrying amount of the goodwill at G & C to the Company’s estimate of fair value, which is presented in the Company’s consolidated financial statements as the cumulative effect of a change in accounting principle.  The Company considered its decision to realign its operations, resulting in its intent to dispose of Canada Alloy and G & C as the primary indicator of impairment.  Prior to the impairment charge, the property, plant and equipment had a carrying value of $7.4 million and the goodwill had a carrying value of $3.6 million.  For the second quarter of fiscal years 2002 and 2003, Canada Alloy recorded net sales of $3.2 million and $2.5 million, respectively, and a net loss of $112,000 and $160,000, respectively.  For the first six months of fiscal years 2002 and 2003, Canada Alloy recorded net sales of $6.6 million and $5.5 million, respectively, and a net loss of $247,000 and $184,000, respectively.  For the second quarter of fiscal years 2002 and 2003, G & C recorded net sales of $3.3 million and $3.0 million, respectively, and a net loss of $291,000 and $213,000, respectively.  For the first six months of fiscal years 2002 and 2003, G & C recorded net sales of $6.7 million and $6.5 million, respectively, and a net loss of $891,000 and $318,000, respectively.

The Company substantially completed the closure of Empire by December 31, 2001, and transferred as much work as possible to other locations.  Empire was closed as to commercial work, but continues to produce one product for the U.S. Government from time to time.  For the second quarter of fiscal years 2002 and 2003, Empire recorded net sales of $1.9 million and $348,000, respectively, and net losses of $224,000 and $400,000, respectively.  For the first six months of fiscal years 2002 and 2003, Empire recorded net sales of $4.1 million and $566,000, respectively, and net losses of $776,000 and $679,000, respectively.

On February 20, 2002, the Company completed the sale of substantially all of the net assets of LA Die Casting, Inc. (“LA Die Casting”).  After post-closing adjustments, the Company received approximately $3.5 million in cash and a note for the principal amount of $259,000 due in two years in exchange for assets and the assumption of liabilities by the buyer.  The note bears interest at the rate of 6.0% per year and requires quarterly payments of interest only during the two-year period.  The Company recognized a loss on the sale of approximately $169,000.  For the second quarter of fiscal year 2002, LA Die Casting recorded net sales of $1.7 million and net income of $16,000.  For the first six months of fiscal year 2002, LA Die Casting recorded net sales of $3.6 million and a net loss of $26,000.

On December 20, 2001, the Company completed the sale of substantially all of the net assets of Jahn Foundry. After post-closing adjustments, the Company received approximately $300,000 in cash, a minority ownership position in the buyer, New England Iron LLC (“New England Iron”), valued at $325,000 and a note (bearing interest at 6.0% per year) for the principal amount of $475,000 amortizing over ten years in exchange for assets and the assumption of liabilities by the buyer.  The Company recognized a loss of the sale of approximately $40,000.  For the second quarter of fiscal year 2002, Jahn Foundry recorded net sales of $1.3 million, and a net loss of $734,000.  For the first six months of fiscal year 2002, Jahn Foundry recorded net sales of $2.9 million, and a net loss of $1.4 million.

In October 2002, the majority owner of New England Iron notified the Company that it planned to liquidate New England Iron.  In the first quarter of fiscal 2003, the Company recorded charges of approximately $1.5 million in connection with the liquidation of New England Iron.   These charges include:  $325,000 to write off the Company’s minority ownership position in New England Iron, $286,000 to write-down the value of the New

England Iron promissory note to the Company’s estimate of fair value and $900,000 relating to the guarantee of Jahn Foundry’s obligations under certain equipment lease agreements that had been sublet to New England Iron.

Following losses in fiscal 2002, the Company’s Board of Directors committed to a plan to downsize La Grange Foundry to a pattern repair, maintenance and storage operation.  During the second quarter of fiscal 2003, the Company’s Board of Directors committed to a plan for the complete closure of La Grange Foundry that was completed during the second quarter of fiscal 2003.  In connection with the closure of LaGrange Foundry, the Company recorded a restructuring charge, in the second quarter of fiscal 2003, of approximately $520,000 relating to the guarantee of LaGrange Foundry’s obligations under certain equipment leases.

For the second quarter of fiscal years 2002 and 2003, La Grange recorded net sales of $3.7 million and $1.0 million, respectively, and net losses of $1.0 million and $814,000, respectively.  For the first six months of fiscal years 2002 and 2003, La Grange Foundry recorded net sales of $7.8 million and $3.3 million, respectively, and net losses of $1.3 million and $1.3 million, respectively, excluding the restructuring charge discussed above in the fiscal 2003 periods.

On January 3, 2003, the Company completed the sale of substantially all of the net assets, excluding the land and buildings, of Kramer International, Inc. (“Kramer”).  Prior to post-closing adjustments, the Company received approximately $3.9 million in cash in exchange for assets and the assumption of liabilities by the buyer.  $450,000 of the proceeds are subject to an escrow agreement.  Contemporaneous with the sale transaction, the Company entered into an agreement to lease the land and buildings to the buyer for a period of up to two years, subject to cancellation by the buyer at any time.

In the first quarter of fiscal 2003, the Company recognized an impairment charge of $1.6 million to write-down the carrying amount of goodwill at Kramer to the Company’s estimate of fair value, which is presented in the Company’s consolidated financial statements as a portion of the cumulative effect of the change in accounting principle.  The Company considered its decision to realign its operations, resulting in its intent to dispose of Kramer as the primary indicator of impairment.  Prior to the impairment charge, the goodwill had a carrying value of $3.2 million.  For the second quarter of fiscal years 2002 and 2003, Kramer recorded net sales of $2.6 million and $2.2 million, respectively, and net income (loss) of $293,000 and $(136,000), respectively.  For the first six months of fiscal years 2002 and 2003, Kramer recorded net sales of $5.4 million and $4.4 million, respectively, and net income (loss) of $618,000 and $(3,000), respectively, excluding the impairment charge discussed above.

Interest expense for the second quarter of fiscal 2003 was $2.5 million, or 3.0% of net sales, compared to $2.9 million, or 3.0% of net sales, in the second quarter of fiscal 2002. Interest expense for the first six months of fiscal 2003 was $5.0 million, or 3.0% of net sales, compared to $5.5 million, or 2.9% of net sales, in the first six months of fiscal 2002.   The decrease in interest expense during both periods primarily reflects lower average levels of outstanding indebtedness.

The Company recorded income tax expense of $3,000 and $175,000 in the second quarter of fiscal 2003 and fiscal 2002, respectively.  The Company recorded income tax expense of $32,000 and $356,000 in the first six months of fiscal 2003 and fiscal 2002, respectively.  Due to the Company’s current income tax position, no income tax benefit was recorded in connection with the losses incurred by the Company in the United States and Europe.

Effective July 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets.”  The Company was required to complete its goodwill impairment analysis by December 31, 2002. If the analysis indicates that the goodwill is impaired, writedowns are required once the amount can be determined, but no later than June 30, 2003.  The Company has recorded a SFAS 142 goodwill impairment loss of $19.0 million, which is presented in the Company’s consolidated financial statements for the six months ended December 31, 2002 as the cumulative effect of a change in accounting principle.  Such loss will be reflected in the Company’s results for the first fiscal quarter ended September 30, 2002.

As discussed in Footnote 6, “Discontinued Operations,” the Company completed the sale of substantially all the net assets, excluding the land and buildings, of Kramer on January 3, 2003 and completed the closure of LaGrange during the second quarter of fiscal 2003.   The results of Kramer and LaGrange have been reported in discontinued operations for the three-month and six-month periods ended December 31, 2002 and 2001 in the Consolidated Statement of Operations.

Unaudited operating results of Kramer and LaGrange for the three-month and six-month periods ended December 31, 2002 and 2001 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Sales	$3,172	$6,350	$7,630	$13,175
Cost of Sales	3,755	6,417	8,204	12,653

Gross Profit	(583)	(67)	(574)	522

Selling, general and administrative	367	566	772	1,126
Impairment and restructuring charges	520	—	520	—
Amortization of intangibles	—	45	—	91

Total operating expenses	887	611	1,292	1,217

Loss before interest and taxes	(1,470)	(678)	(1,866)	(695)

Interest expense	—	—	—	—

Loss before taxes	(1,470)	(678)	(1,866)	(695)

Income tax expense	—	—	—	—

Cumulative effect of accounting change			(1,600)

Loss from discontinued operations	$(1,470)	$(678)	$(3,466)	$(695)

For the second quarter of fiscal 2003, the loss from discontinued operations increased $792,000 to approximately $1.5 million compared to a loss of $678,000 in the second quarter of fiscal 2002, primarily reflecting a restructuring charge of approximately $520,000 relating to LaGrange’s Foundry’s obligations under certain equipment leases.  For the first six months of fiscal 2003, the loss from discontinued operations increased approximately $2.8 million to approximately $3.5 million, compared to a loss of $695,000 from the first six months of fiscal 2002.  The increase primarily reflects (i) the $520,000 restructuring charge recorded at LaGrange Foundry, (ii) a $1.6 million goodwill impairment charge recorded at Kramer and presented as a cumulative effect of accounting change, and (iii) reduced gross profits at Kramer (see notes 5 and 6 to the Consolidated Financial Statements above).

As a result of the foregoing, the net loss for the second quarter of fiscal 2003 was $10.4 million compared to a net loss of $5.7 million for the first quarter of fiscal 2002.  The net loss for the first six months of fiscal 2003 was $36.7 million compared to a net loss of $10.2 million for the first six months of fiscal 2002.

Liquidity and Capital Resources:

Cash provided by operating activities for the first six months of fiscal 2003 was $4.2 million ($4.5 million provided by continuing operations and $323,000 used in discontinued operations), compared to cash used in operations of $3.1 million ($3.2 million used in continuing operations and $67,000 provided by discontinued operations) for the first six months of fiscal 2002.  This increase primarily reflects reduced working capital requirements and the collection of an income tax refund.

Working capital was a negative $77.5 million at December 31, 2002, as compared to a negative $51.9 million at June 30, 2002.  The change in working capital levels primarily reflects a decrease in trade receivable balances and the reclassification of $16.7 million and $5.1 million in debt under the Facility Agreement and the Term Loan between LaGrange Foundry and the Missouri Development Finance Board (“LaGrange IRB”), respectively, as current at December 31, 2002.  The working capital levels also reflect the classification of $92.6 million and $97.6 million of the Company’s bank credit facility, term loan and senior notes as current at December 31, 2002 and June 30, 2002, respectively.  The Company is not in compliance with certain financial covenants under the Credit Agreement, Note Purchase Agreement, Facility Agreement and the GE Financing, as defined below, and, accordingly, such amounts outstanding under such arrangements have been classified as current liabilities.

As discussed above, the Company has closed LaGrange Foundry.  As a result of the closure, the $5.1 million of debt under the LaGrange IRB has been classified as current at December 31, 2002.  The LaGrange IRB is secured by a letter of credit issued under the Company’s revolving credit facility.

During the first six months of fiscal 2003, the Company made capital expenditures of $1.9 million, as compared to $2.0 million for the first six months of fiscal 2002.  The capital expenditures in both periods were used for routine projects at the Company’s facilities.

As discussed above, the Company has sold substantially all of the net assets of Jahn Foundry, LA Die Casting and Kramer International.  The Company is currently soliciting offers to purchase or engaged in preliminary negotiations to sell the following subsidiaries:

•                                            The G&C Foundry Company

•                                            Canada Alloy Castings, Ltd.

•                                            Inverness Castings Group, Inc.

If acceptable offers are received  the Company expects that the sales of the operations could be completed by the end of fiscal 2003, although there are no assurances of such.  Any net proceeds will be used primarily to retire outstanding indebtedness.

The G&C Foundry Company, located in Sandusky, Ohio, manufactures gray and ductile iron castings for hydraulic applications.  G&C currently employs approximately 140 people, and generated net sales of approximately $13.6 million and $6.5 million in fiscal 2002 and the first six months of fiscal 2003, respectively.

Canada Alloy, located in Kitchener, Ontario, Canada, manufactures stainless, carbon and alloy castings for a variety of markets.  Canada Alloy currently employs approximately 110 people, and generated net sales of approximately $13.6 million and $5.5 million  in fiscal 2002 and the first six months of fiscal 2003, respectively.

Inverness Castings Group, located in Dowagiac, Michigan, manufactures aluminum die castings for the automotive, furniture and appliance markets.  Inverness currently employs approximately 240 people, and generated net sales of approximately $51.3 million and $22.2 million in fiscal 2002 and the first six months of fiscal 2003, respectively.

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

The Credit Agreement, as amended, currently consists of a $63.6 million revolving credit facility. Asset sales and tax refunds have been used to reduce indebtedness.  In addition to financial covenants, the Credit Agreement contains restrictions on, among other things, acquisitions, additional indebtedness and the use of net proceeds from the sale of assets (other than inventory), insurance settlements and other non-recurring items.  Secured by substantially all of the Company’s North American assets and a pledge of ACUK’s stock, loans under this revolving credit facility bear interest at a fluctuating rate of the agent bank’s corporate base rate plus 2.0% (6.25% at December 31, 2002).

At December 31, 2002, Notes with an aggregate principal amount of $9.9 million were outstanding with interest accruing at 10.44% per year.  The Note Purchase Agreement provides for annual principal payments of $2.9 million. The Company did not make principal payments due on July 31, 2001 and July 31, 2002.  The Notes are secured by the same assets that secure the Credit Agreement and contain similar restrictions to those described above under the Credit Agreement.

On July 31, 2002, the Company entered into the Thirteenth Amendment and Forbearance Agreement to the Credit Agreement and the Tenth Amendment and Forbearance Agreement to the Note Purchase Agreement.  These amendments, as modified, provided that these lenders would forbear from enforcing their rights with respect to certain existing defaults through October 17, 2002.  Among other things, these amendments provided that the Company will solicit offers for purchase or develop disposition plans for certain subsidiaries and will engage a consulting firm to prepare a valuation analysis and recommended disposition strategy for the Company’s U.K. subsidiaries.  New covenants regarding minimum cumulative earnings before interest, taxes, depreciation and amortization, capital expenditures and operating cash flow were added.

On October 17, 2002, the Company entered into the Fourteenth Amendment and Forbearance Agreement to the Credit Agreement (“Fourteenth Amendment”) and the Eleventh Amendment and Forbearance Agreement (“Eleventh Amendment”) to the Note Purchase Agreement.  These amendments provide that these lenders (such lenders, collectively, the “Harris Lenders”) will forbear from enforcing their rights with respect to certain existing defaults through April 3, 2003, subject to certain events that could cause an earlier termination of this forbearance period.  In exchange, the Company agreed, among other things, (i) to engage an investment banker to solicit offers on Inverness; (ii) to enter into an amendment to implement financial covenants by December 13, 2002;

and (iii) to prepay the Harris Lenders’ loans in amounts equal to $4.0 million by January 31, 2003 and an additional $7.0 million by February 28, 2003, which the Company is striving to satisfy out of the net proceeds from asset sales (other than inventory and Inverness) and tax refunds.  As of February 13, 2003, the Company had prepaid the Harris Lenders’ loans by approximately $6.4 million.

The Company is currently negotiating amendments to the Fourteenth Amendment and Eleventh Amendment that is expected to establish, among other things, new financial covenants relating to capital expenditures, minimum cumulative earnings before interest, taxes, depreciation and amortization and certain legal and restructuring expenses. The Company is also negotiating an amendment to Cash Collateral Use Agreement between the Company, its U.S. Subsidiaries and the Harris Lenders.  This amendment, among other things, is expected to establish minimum net cash flow covenants for the Company’s La Grange Foundry, Canadian Steel Foundries, Ltd., Empire Steel and PrimeCast, Inc. subsidiaries and for certain affirmative litigation expenses.

At December 31, 2002, the balance of the term loan under the GE Financing was $26.5 million.   The GE Financing is secured by certain of the Company’s fixed assets, real estate, equipment, furniture and fixtures located in Atchison, Kansas and St. Joseph, Missouri, matures in December 2004 and currently bears interest at a fixed rate of 9.30% per year.

On October 17, 2002, the Company entered into the Forbearance Agreement and Second Amendment to the Master Security Agreement and Note (the “Forbearance Agreement”) with General Electric Capital Corporation (“GECC”), as agent for certain participant lenders (such lenders, collectively, the “GE Lenders”).  The Forbearance Agreement, as amended on January 24, 2003, provides that the GE Lenders will forbear from enforcing their rights with respect to certain existing defaults through June 29, 2003, subject to earlier termination upon the occurrence of certain defaults, but no longer allows for automatic extensions as originally provided.  The GE Lenders also agreed to allow the Company to make only interest payments through the end of the forbearance period.  In exchange, the Company has agreed to increase the interest rate 25 basis points to 9.30% per year.

The termination of the forbearance period in any of the Credit Agreement, Note Purchase Agreement or the Master Security Agreement can result in the termination of the other agreements.  In addition, default under the Facility Agreement could result in the termination of the Credit Agreement and the Note Purchase Agreement, and in turn, the GE Financing.

In September 2001, ACUK, a subsidiary of the Company, ACUK’s subsidiaries, and Burdale Financial Limited (“Burdale”) entered into the Facility Agreement.  This Facility Agreement provides for a facility of up to 25,000,000 British pounds (approximately $40.0 million US), subject to certain eligibility calculations, to be used to fund working capital requirements at Sheffield, a subsidiary of ACUK. In addition, the Facility Agreement provides security for Sheffield’s foreign currency exchange contracts and performance bond commitments. This facility matures on September 17, 2004 and is secured by substantially all of Sheffield’s assets in the U.K. Loans under this Facility

Agreement bear interest at LIBOR plus 2.60% (7.19% at December 31, 2002). As of December 31, 2002, ACUK had drawn approximately $16.7 million under the Facility Agreement. The Facility Agreement contains several covenants, which, among other things, require ACUK to maintain balances under certain eligibility levels.

On October 29, 2002, ACUK entered into an amendment of its Facility Agreement to, among other things, (a) impose a limit of 10,750,000 British pounds (approximately $17.2 million US) on the aggregate sum at any time of (i) outstanding revolving loans from Burdale to ACUK plus (ii) accounts receivable purchased from ACUK by Burdale that are not collected (there had previously been no collective limit, though outstanding loans and uncollected receivables each were, and continue to be, subject to independent maximum amounts) and (b) add minimum monthly cash flow and net income covenants and a minimum tangible net worth covenant.

ACUK has not been in compliance with those covenants based on results of operations in the second quarter of fiscal 2003 and does not expect to regain compliance. Accordingly, the Company has classified the outstanding borrowings as current in the accompanying consolidated balance sheet as of December 31, 2002.

The Company is in default under the Credit Agreement, Note Purchase Agreement, the GE Financing and Facility Agreement. To date, the lenders have not enforced their rights with respect to certain events of default, but there can be no assurance that they will not do so in the future.  During much of fiscal 2001, fiscal 2002 and to date in fiscal 2003, the Company borrowed the full amount of the revolving credit facility under the Credit Agreement and managed its cash position accordingly.  To date, the Company has been able to meet its cash needs by traditional cash management procedures in addition to:  (1) the collection of tax refunds resulting from operating losses at U.S. operations, (2) accelerated collections of receivables from certain longstanding customers from time to time, (3) the reduction of expenses after closing and selling certain locations operating with a negative cash flow, (4) the reduction of discretionary capital expenditures, and (5) funds available through the Facility Agreement, particularly for its operations in the U.K.  The Company is also seeking the recovery under various insurance policies for losses due to the accounting irregularities at the Pennsylvania Foundry Group and the industrial accident at Jahn Foundry.  In addition, the Company is pursuing other responsible parties.  There can be no assurance that such actions will be successful in recovering funds or that they will allow the Company to operate without additional borrowing capacity.

Compliance with certain financial covenants under the Credit Agreement, Note Purchase Agreement and the GE Financing is determined on a “trailing-twelve-month” basis. The results through December were below results needed to achieve compliance with these covenants under the Credit Agreement, Note Purchase Agreement and the GE Financing.  Accordingly, the Company is currently negotiating with its existing lenders to extend its current arrangements while it attempts to establish a new credit facility with covenants that the Company believes it will be able to satisfy with additional borrowing capacity.  During the past several years, the Company has been able to negotiate operating flexibility with its lenders, although future success in achieving any such renegotiations or refinancings, or the specific terms thereof, including interest rates, capital expenditure limits or borrowing capacity, cannot be assured.  The

Company believes that its operating cash flow and amounts available for borrowing under its existing credit facility will be adequate to fund its capital expenditure and working capital requirements in North America through April 3, 2003, the maturity date of the current forbearance agreements under the Credit Agreement and Note Purchase Agreement. The Company will need to refinance or extend these agreements to satisfy its liquidity needs.  However, the level of capital expenditure and working capital requirements may be greater than currently anticipated as a result of unforeseen expenditures such as compliance with environmental laws and the accident at Jahn Foundry.  If the Company fails to amend its financial covenants on terms favorable to the Company, the Company will continue to be in default under such covenants.  Accordingly, the lenders could accelerate the debt under the Credit Agreement, which, in turn, would permit acceleration of the Notes under the Note Purchase Agreement and the indebtedness under the GE Financing. If the lenders accelerate their indebtedness and the Company is unable to locate alternative sources of financing, the Company may be forced to seek protection under the federal bankruptcy laws.

The liquidity position of Sheffield in the U.K. is also very tight.  Management of Sheffield does not believe that results of operations will satisfy the monthly financial covenants under the Facility Agreement.  If Sheffield is unable to amend the financial covenants or convince Burdale to forbear from enforcing its rights with respect to this default, Burdale could accelerate the debt under the Facility Agreement, in which case, Sheffield would be forced to consider all available strategic alternatives, including selling all or portions of Sheffield, protection under the bankruptcy laws of the U.K, or an orderly wind-down or liquidation, in which case the Company’s investment in Sheffield would likely be lost.  At December 31, 2002, the Company’s net investment in Sheffield was approximately $53.2 million.  Based on the Company’s valuation analysis, management of Sheffield does not believe that it would be able to sell all or portions of the business on terms that would satisfy all of its creditors.  A default under the Facility Agreement could result in acceleration of indebtedness under the Credit Agreement and Note Purchase Agreement and, in turn, the GE Financing.

Total indebtedness of the Company at December 31, 2002 was $116.3 million, as compared to $118.6 million at June 30, 2002. This decrease primarily reflects a reduction in outstanding balances under the Company’s revolving credit facility. At December 31, 2002, the Company had approximately $1.6 million available for borrowing under its revolving credit facility under the Credit Agreement and the Facility Agreement was fully borrowed.

At December 31, 2002, the Company had the following contractual cash obligations and other commitments:

(in millions)	Total	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Thereafter
Long-term debt	$116.3	$114.9	$.3	$.4	$.4	$.3	$0.0
Operating leases	17.6	5.0	4.5	3.7	2.4	1.2	.8
Lease guarantees	4.8	3.7	.3	.3	.2	.2	.1
Total	$138.7	$123.6	$5.1	$4.4	$3.0	$1.7	$0.9

In addition, the Company had $4.1 million of outstanding letters of credit as of December 31, 2002.

As described above the Company is in violation of various financial covenants of  its primary debt agreements.  The Company has entered into amendments and forbearance agreements, which expire in the near term, and, accordingly, such borrowings have been classified as current liabilities in the consolidated financial statements and the table above.  In addition, the Company guaranteed certain operating lease obligations of Autun, Jahn Foundry and LaGrange Foundry.  The guarantees related to Autun may be called by the lessors and, accordingly, are included in the 2003 column above.

For a description of material legal proceedings, see Note 10 to the Consolidated Financial Statements above, and Part II, Item 1 “Legal Proceedings” below.

Deloitte & Touche LLP (“Deloitte”) has withdrawn its report dated September 28, 2001 covering the Company’s consolidated financial statements as of June 30, 2001 and 2000 and for the years in the three year period ended June 30, 2002.  Management believes that the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of June 30, 2001 and 2000, and the results of operations and cash flows for each of the years in the three year period ended June 30, 2001.  The Company has asked its current auditor, KPMG, LLP, to re-audit its financial statements for the fiscal year ended June 30, 2001.

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

Also on July 1, 2002, SFAS No. 144, became effective for the Company.  Among other things, SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 requires that an impairment loss be recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and that any impairment loss be measured as the difference between the carrying amount and the fair value of the asset.  It requires a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration.  The Company’s intent to sell G&C and Canada Alloy significantly affect the expected recovery of the carrying values of the long-lived assets in those subsidiaries.  As a result, the Company recorded an impairment charge of $4.4 million to reduce these subsidiaries’ property, plant and equipment to the estimated fair values.

On July 1, 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective for the Company.  As a result, the Company ceased amortizing its goodwill.  Amortization of this goodwill for the second quarter of fiscal 2002 was $264,000, or 0.3% of net sales. Amortization of this goodwill for the first six months of fiscal 2002 was $525,000, or 0.3% of net sales.    In lieu of amortization, the Company is required to perform an initial impairment review of goodwill in fiscal 2003 and an annual impairment review thereafter.   The Company was required to complete the initial review by December 31, 2002. If the initial review indicates that the goodwill is impaired, writedowns are required once the amount can be determined, but no later than June 30, 2003.  During the second quarter and first six months of fiscal 2003 the Company recognized a SFAS No. 142 goodwill impairment loss of $17.4 million and $19.0 million, respectively, which is presented in the Company’s consolidated financial statements as the cumulative effect of a change in accounting principle.

Estimation of Potential Warranty Claims

The Company warrants that every product will meet a set of specifications, which is mutually agreed upon with each customer.  The Company’s warranty policy provides for the repair or replacement of its products and excludes contingency costs.  The Company maintains reserves for warranty charges based on specific claims made by customers, for which management estimates a final settlement of the claim, and for expected claims not yet received based on historical results, which management believes provides a reasonable indicator and basis for claims not yet received.  Significant management judgments must be made and used in connection with establishing warranty reserves.  Unforeseen circumstances could result in revisions to these estimates that are material to the Company’s financial statements.  The provision for warranty expense was $6.9 million and $8.0 million at December 31, 2002 and June 30, 2002, respectively.

Workers’ Compensation and Employee Health Care Reserves

The Company’s U.S. operations primarily self-insure for workers’ compensation and employee health care expense.  The Company bases its reserves for workers’ compensation expense primarily on estimates provided by third-party administrators and its reserves for health care expense on historical claims experience.  Significant management judgments and estimates are made in establishing these reserves.  The Company’s reserve for workers’ compensation and employee health care was $5.4 million and $5.9 million at December 31, 2002 and June 30, 2002, respectively.  At December 31, 2002, the Company had letters of credit aggregating $4.0 million and  deposits of $625,000 which support claims for workers’ compensation benefits.

Pension Cost and Prepaid Pension Cost

The Company’s pension cost and prepaid pension cost are dependent on assumptions used in calculating such amounts.  These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on plan assets, mortality rates and other factors.  In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded asset or obligation in future periods.  While the Company believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may have a material impact on the Company’s results of operations,  financial position, and cash flows.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets.  The Company has recorded a valuation allowance against its net deferred tax assets of approximately $40.8 million and $35.2 million as of December 31, 2002 and June 30, 2002, respectively, due to uncertainties related to the Company’s ability to utilize some of its deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire.  The valuation allowance is based on the Company’s estimates of taxable income by jurisdiction in which it operates and the period over which the deferred tax assets will be recoverable.  In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance, which could materially impact the Company’s financial position and results of operations.

The net deferred tax liability as of December 31, 2002 and June 30, 2002 was approximately $663,000 and $1.2 million, net of a valuation allowance of  $40.8 million and $35.2 million, respectively.

Forward-Looking Statements

The sections entitled “Liquidity and Capital Resources,” “Critical Accounting Policies” and “Market Risk” contains forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements such as “expects,” “intends,” “contemplating” and statements regarding quarterly fluctuations, statements regarding the adequacy of funding for capital expenditure and working capital requirements and similar expressions that are not historical are forward-looking statements that involve risks and uncertainties.  Such statements include the Company’s expectations as to future performance.  Among the factors that could cause actual results to differ materially from such forward-looking statements are the following: the results of the litigation with Deloitte & Touche LLP, the re-audit of any financial statements, successful sale of subsidiaries for which offers are being solicited, costs of closing or selling foundries, the results of the liquidation of Fonderie d’Autun, the amount of any claims made against Fonderie d’Autun’s prior owner which are the subject of certain guarantees, business conditions and the state of the general economy in Europe and the U.S., particularly the capital goods industry, the strength of the U.S. dollar, British pound sterling and the Euro, interest rates, the Company’s ability to renegotiate or refinance its lending arrangements, continued compliance with the terms of various forbearance agreements with the Company’s lenders, utility rates, the availability of labor, the successful conclusion of union contract negotiations, the results of any litigation arising out of the accident at Jahn Foundry, results of any litigation or regulatory proceedings arising from the accounting irregularities at the Pennsylvania Foundry Group, the competitive environment in the casting industry and changes in laws and regulations that govern the Company’s business, particularly environmental regulations.

ITEM 3.

DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative information about market risk as of June 30, 2002 was addressed in Item 7A of the Company’s Form 10-K for the fiscal year ended June 30, 2002.

The Company’s primary interest rate exposures relate to its cash and short-term investments, fixed and variable rate debt and interest rate swaps, which are mainly exposed to changes in short-term interest rates (e.g. USD LIBOR). The potential loss in fair values is based on an immediate change in the net present values of the Company’s interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% change in interest rates would have an impact on the Company’s earnings before income tax of approximately $380,000 and $320,000 in the first six months of fiscal 2002 and fiscal 2003, respectively.

The Company’s exposure to fluctuations in currency rates against the British pound, Euro, and Canadian dollar result from the Company’s holdings in cash and short-term investments and its historical utilization of foreign currency forward exchange contracts to hedge customer receivables and firm commitments. The potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of the Company’s currency exposures due to a 10% shift in exchange rates versus the British pound and Canadian dollar. The potential loss in cash flows and earnings is based on the change in cash flow and earnings over a one-year period resulting from an immediate 10% change in currency exchange rates versus the British pound, Euro and Canadian dollar.  Based on the Company’s holdings of financial instruments at December 31, 2002 and December 31, 2001, a hypothetical 10% depreciation in the British pound, Euro and the Canadian dollar versus all other currencies would have an impact on the Company’s earnings before income tax of approximately $40,000 and $7,000 in the first six months of fiscal 2002 and fiscal 2003, respectively.

ITEM 4.

CONTROLS AND PROCEDURES

(a)            Evaluation of disclosure controls and procedures

Within 90 days prior to the filing date of this report, the Company’s Chief Executive Officer and Chief Financial Officer completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)           Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

The Company operates in a decentralized management and operating structure, including financial reporting.  To further enhance internal controls, the Company has centralized its payroll processing for certain North American locations.  In addition, the Company is assessing various software systems to further improve its financial management and reporting functions in the Company’s ongoing efforts to refine its internal control procedures.

PART II

ITEM 1.

LEGAL PROCEEDINGS

The Company is involved in legal proceedings as described in “Part I, Item 3. Legal Proceedings” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.   Since the end of fiscal 2002, there have been no material developments in previously reported legal proceedings, except as set forth below.

The Occupational Safety and Health Administration (“OSHA”) cited the Company on September 26, 2002 for 95 alleged violations of Federal Safety and Health regulations at its Atchison, Kansas foundry.  OSHA sought penalties totaling $250,000 in connection with the alleged violations.  At OSHA’s invitation, the Company engaged in settlement negotiations with the agency over the alleged violations.  During the course of settlement discussions, OSHA withdrew some citations it had classified as “serious,” reclassified some “serious” citations to the category “other-than-serious,” and declined to withdraw or modify other citations.  The parties entered into two Informal Settlement Agreements with OSHA whereby OSHA reduced its proposed penalty to $50,000 and the Company agreed to undertake, within one year, abatement of certain conditions relating to the remaining citations.  By entering into the Informal Settlement Agreements, the Company did not admit that it violated the cited standards for any litigation or purpose other than a subsequent proceeding under the Occupational Safety and Health Act.  No subsequent proceeding is pending or anticipated by the Company at this time.  The Company is not able to accurately predict the cost of abatement, but believes it may be as low as approximately $400,000 and as high as approximately $800,000.

In addition to these matters, from time to time, the Company is the subject of legal proceedings, including employee matters, commercial matters, environmental matters and similar claims.  There are no other material claims pending other than those described here and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.  The Company maintains comprehensive general liability insurance, which it believes to be adequate for the continued operation of its business.

ITEM 2 -                                                 Changes in Securities and Use of Proceeds

NOT APPLICABLE

ITEM 3 -                                                 Defaults Upon Senior Securities

See Liquidity and Capital Resources above.

ITEM 4 -                                                 Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on December 12, 2002

Stockholders owning 6,798,779 shares voted in favor of Vladimir Rada as a Class III director.  There were 87,220 shares withheld and 837,032 shares abstained.  Stockholders owning 6,739,753 shares voted in favor of William Bullard as a Class III director.  There were 146,246 shares withheld and 837,032 shares abstained.  Accordingly, Mr. Rada and Mr. Bullard were elected as Class III directors for terms of three years.

ITEM 5 -                                                 Other Information

In connection with the sale of Kramer International, Inc., James Stott, President of Kramer, resigned his position as an officer of the Company.

ITEM 6 -                                                 Exhibits and Reports of Form 8-K

(A)           Exhibits

4.1                     Master Security Agreement and Note dated as of December 29, 1999, between the Company and General Electric Capital Corporation, for itself and as agent for certain Participants

4.2                     Amendment No. 1 to the Master Security Agreement dated as of February 25, 2000 between the Company and General Electric Capital Corporation, for itself and as agent for certain Participants

4.3                     Letter agreement dated April 19, 2001 between the Company and General Electric Capital Corporation, for itself and as agent for certain Participants

4.4                     Forbearance Agreement and Second Amendment to Master Security Agreement and Note dated as of June 29, 2002, between the Company and General Electric Capital Corporation, for itself and as agent for certain Participants

4.5                     First Amendment to Forbearance Agreement dated as of January 24, 2003, between the Company and General Electric Capital Corporation, for itself and as agent for certain Participants

99.1(a)  Certification of Chief Executive Officer

99.1(b)  Certification of Chief Financial Officer

(B)             Reports on Form 8-K

The Company filed a Form 8-K dated October 10, 2002.

Items Reported

Item 5.                         Other Events

The Company announced that its former auditor, Deloitte & Touche LLP, notified the Company that its report dated September 28, 2001 on the consolidated financial statements of the Company and its subsidiaries as of June 30, 2001 and 2000 and for each of the three years in the period ended June 30, 2001 should no longer be relied upon or associated with those consolidated financial statements.

Item 7.                         Financial Statements and Exhibits

Press Release dated October 10, 2002.

The Company filed a Form 8-K dated October 15, 2002.

Items Reported

Item 5.                         Other Events

The Company entered an amendment to the Thirteenth Amendment and Forbearance Agreement in which, among other things, a date to reduce outstanding loan commitments was extended from October 15, 2002 to October 17, 2002.

Item 7.                         Financial Statements and Exhibits

Letter agreement dated October 15, 2002 modifying the Thirteenth Amendment and Forbearance Agreement.

The Company filed a Form 8-K dated October 17, 2002.

Items Reported

Item 5.                         Other Events

The Company issued a press release announcing its fourth quarter and fiscal 2002 earnings results.

Item 7.                         Financial Statements and Exhibits

Press release dated October 17, 2002

The Company filed a Form 8-K dated October 22, 2002.

Items Reported

Item 5.                         Other Events

The Company issued a press release announcing the extension of its North American credit facilities.

Item 7.                         Financial Statements and Exhibits

Fourteenth Amendment and Forbearance Agreement to the Credit Agreement dated as of October 17, 2002.

Press release dated October 22, 2002.

The Company filed a Form 8-K dated November 15, 2002.

Items Reported

Item 5.                         Other Events

The Company issued a press release announcing its first quarter results of fiscal 2003.

Item 7.                         Financial Statements and Exhibits

Press release dated November 15, 2002.

*  *  *  *  *  *  *  *  *  *  *  *  *  *  *  *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atchison Casting Corporation
(Registrant)

DATE:	February 14, 2003	/s/ Thomas K. Armstrong, Jr.
Thomas K. Armstrong, Jr., Chairman of the Board, President and Chief Executive Officer

DATE:	February 14, 2003	/s/ Kevin T. McDermed
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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003

/s/ Thomas K. Armstrong Jr.
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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003

/s/ Kevin T. McDermed
Kevin T. McDermed
Chief Financial Officer

(Principal Financial Officer)