Form 10-Q
period 2003-03-31
ATCHISON CASTING CORP
filed 2003-05-15
CIK 911115

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[  ] TRANSITION REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                          ___________________________

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

                          ___________________________

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements from the past 90 days. Yes __ No X

          Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

There were 7,723,031 shares of common stock, $.01 par value per share, outstanding on May 15, 2003.

                                     PART I

                         ITEM 1. Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                                                   March 31,                June 30,
                                                                     2003                     2002
                                                             ---------------------    ---------------------
                                                                  (Unaudited)

                                 ASSETS
                               --------------

CURRENT ASSETS:
    Cash and cash equivalents                                              $1,671                   $1,583
    Customer accounts receivable, net of allowance for
      doubtful accounts of $664 and $1,248, respectively                   54,057                   64,943
    Income tax refund receivable                                                -                    1,604
    Insurance settlement receivable                                         4,000                        -
    Inventories                                                            47,232                   48,885
    Deferred income taxes                                                   2,299                    2,250
    Other current assets                                                    9,889                   10,182
    Current assets of discontinued operations                                 106                    5,193

                                                             ---------------------    ---------------------
             Total current assets                                         119,254                  134,640

PROPERTY, PLANT AND EQUIPMENT, Net                                         82,531                   91,670

GOODWILL, Net                                                               1,680                   19,107

DEFERRED FINANCING COSTS, Net                                                 762                    1,209

OTHER ASSETS                                                               15,831                   17,086

NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS                                 740                    5,735

                                                             ---------------------    ---------------------
TOTAL  ASSETS                                                            $220,798                 $269,447
                                                             =====================    =====================

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Continued)
                        (In thousands, except share data)
                                                                March 31,                 June 30,
                                                                   2003                     2002
                                                           ---------------------    ---------------------
                                                               (Unaudited)
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                                    $42,511                  $42,082
    Accrued expenses                                                     37,664                   41,978
    Current maturities of long-term debt                                111,520                   97,958
    Current liabilities of discontinued operations                        1,316                    4,501

                                                           ---------------------    ---------------------
           Total current liabilities                                    193,011                  186,519
                                                           ---------------------    ---------------------

LONG-TERM DEBT                                                            1,139                   20,662

DEFERRED INCOME TAXES                                                     3,053                    3,443

OTHER LONG-TERM OBLIGATIONS                                               1,141                      264

POSTRETIREMENT OBLIGATIONS OTHER THAN PENSIONS                           12,041                   11,183

MINORITY INTEREST IN SUBSIDIARIES                                           333                      516

                                                           ---------------------    ---------------------
           Total liabilities                                            210,718                  222,587

STOCKHOLDERS' EQUITY:

     Preferred stock, $.01 par value, 2,000,000
       authorized shares; no shares issued                                    -                        -

     Common stock, $.01 par value, 19,300,000
       authorized shares; 8,312,049 shares issued                            83                       83

     Class A common stock (non-voting), $.01 par value,
       700,000 authorized shares; no shares issued                            -                        -

     Additional paid-in capital                                          81,613                   81,613

     Accumulated deficit                                                (60,973)                 (22,217)

     Accumulated other comprehensive loss                                (4,595)                  (6,571)

     Less shares held in treasury:
       Common stock, 589,018 shares, at cost                             (6,048)                  (6,048)

                                                           ---------------------    ---------------------
           Total stockholders' equity                                    10,080                   46,860

                                                           ---------------------    ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $220,798                 $269,447
                                                           =====================    =====================

                See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                        (In thousands, except share data)

                                                              Three Months Ended                      Nine Months Ended
                                                                    March 31,                              March 31,
                                                              2003              2002                2003               2002
                                                        -----------------  ----------------    ----------------   ----------------

NET SALES                                                        $80,740           $93,926            $234,073           $280,436

COST OF GOODS SOLD                                                75,892            87,907             217,303            259,349

                                                        -----------------  ----------------    ----------------   ----------------
GROSS PROFIT                                                       4,848             6,019              16,770             21,087

OPERATING EXPENSES:

  Selling, general and administrative                              7,495             8,982              24,311             27,943

  Impairment and restructuring charges                                 -                 -               5,938                  -

  Amortization of intangibles                                          -              (140)                  -               (420)

                                                        -----------------  ----------------    ----------------   ----------------
     Total operating expenses                                      7,495             8,842              30,249             27,523

                                                        -----------------  ----------------    ----------------   ----------------
OPERATING LOSS                                                    (2,647)           (2,823)            (13,479)            (6,436)

INTEREST EXPENSE                                                   2,481             2,786               7,432              8,335

  OTHER INCOME                                                    (4,000)                -              (4,000)                 -

MINORITY INTEREST IN NET LOSS
  OF SUBSIDIARIES                                                    (34)                -                 (88)               (38)
                                                        -----------------  ----------------    ----------------   ----------------

LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                                     (1,094)           (5,609)            (16,823)           (14,733)

INCOME TAX EXPENSE (BENEFIT)                                         101            (7,050)                133             (6,694)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                 -                 -             (17,441)                 -

                                                        -----------------  ----------------    ----------------   ----------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                         ($1,195)           $1,441            ($34,397)           ($8,039)

LOSS FROM DISCONTINUED
  OPERATIONS, NET OF TAX                                            (893)             (733)             (4,359)            (1,428)

                                                        -----------------  ----------------    ----------------   ----------------
NET INCOME (LOSS)                                                ($2,088)             $708            ($38,756)           ($9,467)
                                                        =================  ================    ================   ================

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
  CONTINUING OPERATIONS BEFORE ACCOUNTING CHANGE                  ($0.15)            $0.18              ($2.20)            ($1.04)
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                               -                 -              ($2.26)                 -
  DISCONTINUED OPERATIONS                                         ($0.12)           ($0.09)             ($0.56)            ($0.19)
                                                        -----------------  ----------------    ----------------   ----------------
   NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED                ($0.27)            $0.09              ($5.02)            ($1.23)
                                                        =================  ================    ================   ================

WEIGHTED AVERAGE NUMBER OF SHARES
  USED IN CALCULATION - BASIC AND DILUTED                      7,723,031         7,723,031           7,723,031          7,714,273
                                                        =================  ================    ================   ================

                See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)
                                 (In thousands)

                                                                 Three Months Ended                      Nine Months Ended
                                                                        March 31,                            March 31,
                                                                2003               2002               2003              2002
                                                           ----------------   ----------------   ----------------   --------------

NET INCOME (LOSS)                                                  ($2,088)              $708           ($38,756)         ($9,467)

OTHER COMPREHENSIVE INCOME (LOSS):

  Foreign currency translation adjustments                              88               (884)             1,976             (696)

                                                           ----------------   ----------------   ----------------   --------------
COMPREHENSIVE LOSS                                                 ($2,000)             ($176)          ($36,780)        ($10,163)
                                                           ================   ================   ================   ==============

                See Notes to Consolidated Financial Statements.

                  ATCHISON CASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                                                           Nine Months Ended
                                                                                                March 31,
                                                                                       2003                     2002
                                                                               ---------------------    ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                              ($38,756)                 ($9,467)

     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
                Depreciation and amortization                                                 8,179                    8,238
                Cumulative effect of accounting change                                       17,441                        -
                Minority interest in net loss of subsidiaries                                   (88)                     (38)
                Impairment and restructuring charges                                          5,938                        -
                (Gain) loss on disposal of capital assets                                        15                     (116)
                Loss on sale of subsidiary operations                                             -                      209
                Deferred income tax benefit                                                    (214)                     (24)
                Changes in assets and liabilities:
                  Customer accounts receivable                                               13,888                   10,413
                  Income tax refund receivable                                                1,604                   (7,146)
                  Insurance settlement receivable                                            (4,000)                       -
                  Inventories                                                                 1,531                     (507)
                  Other current assets                                                          340                    1,694
                  Accounts payable                                                              182                   (7,280)
                  Accrued expenses                                                           (3,626)                     477
                  Postretirement obligations other
                    than pension                                                                858                      917
                  Other                                                                         919                     (966)
                  Operating activities of discontined operations                                582                    2,335
                                                                               ---------------------    ---------------------
                      Cash provided by (used in) operating activities                         4,793                   (1,261)
                                                                               ---------------------    ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                                    (2,315)                  (2,793)
     Proceeds from sale of capital assets                                                       265                      400
     Proceeds from sale of net assets of subsidiaries                                         3,455                    3,777
     Payments for purchase of stock in subsidiaries                                             (94)                    (204)
     Capital expenditures of discontinued operations                                            (18)                    (183)
                                                                               ---------------------    ---------------------
                      Cash provided by investing activities                                   1,293                      997
                                                                               ---------------------    ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Payments on long-term debt                                                              (1,139)                  (9,281)
     Capitalized financing costs paid                                                           (47)                  (1,429)
     Net (repayments) borrowings under revolving credit facilities                           (6,593)                  13,405
     Financing activities of discontinued operations                                          1,771                   (2,152)
                                                                               ---------------------    ---------------------
                      Cash (used in) provided by financing activities                        (6,008)                     543

EFFECT OF EXCHANGE RATE ON CASH                                                                  10                       12

                                                                               ---------------------    ---------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                        88                      291

CASH AND CASH EQUIVALENTS, Beginning of period                                               $1,583                   $1,329

                                                                               ---------------------    ---------------------
CASH AND CASH EQUIVALENTS, End of period                                                     $1,671                   $1,620
                                                                               =====================    =====================

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

                  Certain March 31, 2002 amounts have been reclassified to
                  conform with March 31, 2003 classifications. In addition, the financial statements have been reclassified to present the
                  Company's Kramer International, Inc. ("Kramer") and LaGrange
                  Foundry Inc. ("LaGrange Foundry") subsidiaries as discontinued
                  operations for all periods presented, as described in footnote
                  6.

        2.       Inventories

                                                          As of
                                         --------------------------------------
                                                  March 31,             June 30,
                                                    2003                 2002
                                                    ----                 ----
                                                           (Thousands)

     Raw materials                                $ 5,371              $ 6,055
     Work-in-process                               33,035               31,264
     Finished goods                                 7,403                9,969
     Supplies                                       1,423                1,597
                                         -----------------    -----------------
                                                 $ 47,232             $ 48,885
                                         =================    =================

3.       Income Taxes

                  Income tax expense (benefit) consisted of:

                                                                 Nine Months Ended
                                                                      March 31,
                                                        --------------------------------------
                                                              2003                 2002
                                                              ----                 ----
                                                                     (Thousands)
Current:
          Domestic                                                   $ -             $ (7,146)
          Foreign                                                    347                  476
                                                        -----------------    -----------------
                                                                     347               (6,670)

Deferred:
          Domestic                                                     -                    -
          Foreign                                                   (214)                 (24)
                                                        -----------------    -----------------
                                                                    (214)                 (24)

                                                        -----------------    -----------------
Total                                                              $ 133             $ (6,694)
                                                        =================    =================

              The $7.1 million domestic benefit recorded in fiscal 2002
              represents the Company's carry-back of net operating losses from prior periods as a result of a tax law change enacted in 2002 and additional losses generated through the nine months ended March
              31, 2002.

         4.       Supplemental Cash Flow Information

                                                              Nine Months Ended
                                                                   March 31,
                                                    ----------------------------------------
                                                          2003                  2002
                                                          ----                  ----
                                                                  (Thousands)

     Cash paid (received) during the period for:
          Interest                                           $  6,811               $ 8,291
                                                    ==================    ==================
          Income Taxes                                       $ (2,009)             $ (3,352)
                                                    ==================    ==================

        5.     New Accounting Standards

               As previously disclosed, the Company adopted Statement of
               Financial Accounting Standards ("SFAS") No. 142 and No. 144
               effective July 1, 2002. SFAS No. 142 requires that, upon
               adoption, amortization of goodwill ceases and, instead be
               evaluated annually for impairment. SFAS No. 144 superceded SFAS
               No. 121 and established accounting standards for long-lived assets. In addition, SFAS No. 144 requires that reporting units and asset groups disposed of or, in certain instances, to be disposed of, be presented as discontinued operations. The
               adoption of these two accounting standards has materially
               impacted the Company's financial statements for the three and nine-month periods ended March 31, 2003 and 2002 as follows:

                   The Company's closure of the La Grange Foundry facility
                    and the sale of the Kramer facility (see footnote 6) has,
                    pursuant to the provisions of SFAS No. 144, resulted in the presentation of their assets, liabilities and results of
                    operations as discontinued operations in the accompanying
                    consolidated financial statements.

                   Based upon the Company's analysis of the carrying values of long-lived assets pursuant to the provisions of SFAS No.
                    144, property, plant and equipment of The G&C Foundry
                    Company ("G & C") and Canada Alloy Casting, Ltd.
                    ("Canada Alloy") have been reduced for impairment thereof.
                    The significant factors considered in determining the
                    appropriate carrying value of these assets included the
                    Company's current intent, as described in footnote 7, to
                    sell those businesses.

                   As required by SFAS No. 142, the Company has completed the first phase of its goodwill impairment analysis. That
                    analysis indicated that the goodwill associated with certain of its subsidiaries is impaired. Although the second phase of the analysis to determine the amount of the impairment as required by SFAS No. 142 is not yet complete, the Company
                    has reduced the carrying value of such goodwill by
                    approximately $19.0 million as follows:

                         Subsidiary                                         Before             After
                         --------------------------------------------- ----------------- ------------------
                         G & C                                         $   3.6 million           -
                         Inverness Castings Group, Inc.                    3.9 million           -
                         Prospect Foundry, Inc.                            4.6 million           -
                         London Precision Machine & Tool                   6.7 million   $  1.4 million
                         --------------------------------------------- ----------------- ------------------
                            Subtotal                                   $  18.8 million   $  1.4 million
                         Kramer International, Inc.                        3.2 million      1.6 million
                         --------------------------------------------- ----------------- ------------------
                            Total                                      $  22.0 million    $ 3.0 million
                         ============================================= ================= ==================

                  The reduction of the carrying value of Kramer's goodwill of
                  $1.6 million is included in discontinued operations. The
                  reduction of the carrying values of the other subsidiaries'
                  goodwill aggregating $17.4 million has been recorded as a
                  cumulative effect of a change in accounting principle. The
                  Company will complete the second phase of its analysis prior to June 30, 2003. Further adjustment of the remaining balance of goodwill may be needed after the analysis is complete.

                  The Company also adopted SFAS No. 143 and No. 145 effective
                  July 1, 2002 and SFAS No. 146 effective January 1, 2003. The adoption of these new standards is not expected to
                  significantly affect the Company's financial statements.

         6.       Discontinued Operations

                  Kramer

                  On January 3, 2003, the Company completed the sale of
                  substantially all of the net assets, excluding the land and buildings, of Kramer. Before post-closing adjustments of
                  $210,000 that remain to be paid, the Company received
                  approximately $3.8 million in cash in exchange for assets and the assumption of liabilities by the buyer. An additional
                  $300,000 of the proceeds, included in receivables, remains subject to an escrow agreement through April 14, 2004.
                  Substantially all of the cash was used to make required
                  payments to lenders (see footnote 9). Contemporaneous with the sale transaction, the Company entered into an agreement to lease the land and buildings to the buyer for a period of up to two years from the date of sale, subject to cancellation by the buyer at any time. The Company recognized a loss on the sale of approximately $215,000 during the third quarter of fiscal 2003.

                  In the first quarter of fiscal 2003, the Company recognized an impairment charge of $1.6 million to write-down the carrying amount of goodwill at Kramer to the Company's estimate of fair value. The Company considered its decision to realign its
                  operations, resulting in its intent to dispose of Kramer as the

                  primary indicator of impairment. Prior to the impairment
                  charge, the goodwill had a carrying value of $3.2 million. For the third quarter of fiscal year 2002 Kramer recorded net
                  sales of $2.5 million and net income of $237,000. For the
                  first nine months of fiscal years 2002 and 2003, Kramer
                  recorded net sales of $7.9 million and $4.4 million,
                  respectively, and net income (loss) of $754,000 and $(61,000), respectively, excluding the impairment charge and the loss on the sale as discussed above.

                  As of March 31, 2003, Kramer had total assets of approximately
                  $740,000, consisting of land and buildings.

                  As a result of the sale, Kramer has been presented as
                  discontinued operations in accordance with SFAS No. 144 for all periods presented.

                  LaGrange Foundry

                  During the second quarter of fiscal 2003, the Company closed its La Grange Foundry. In connection with the closure, the
                  Company recorded a restructuring charge, of approximately
                  $520,000 relating to the guarantee of LaGrange Foundry's
                  obligations under certain equipment leases.

                  For the third quarter of fiscal years 2002 and 2003, La Grange
                  Foundry recorded net sales of $3.3 million and $45,000,
                  respectively, and net losses of $1.0 million and $678,000, respectively. For the first nine months of fiscal years 2002 and 2003, La Grange Foundry recorded net sales of $11.1
                  million and $3.3 million, respectively, and net losses of $2.4 million and $2.1 million, respectively, excluding the
                  restructuring charge discussed above in the fiscal 2003
                  periods.

                  The Company recognized certain other exit costs associated with the closure of La Grange Foundry in fiscal 2003 related to employee termination costs. The Company terminated
                  approximately 135 employees and recognized a charge for
                  severance benefits of approximately $73,000 during fiscal
                  2003.

                  As a result of the closure, LaGrange Foundry has been
                  presented as discontinued operations in accordance with SFAS
                  No. 144 for all periods presented.

                  The results of Kramer and LaGrange Foundry have been reported in discontinued operations for the three-month and nine-month periods ended March 31, 2003 and 2002 in the Consolidated
                  Statements of Operations. The Current Assets of Discontinued
                  Operations at March 31, 2003 were made up of Customer Accounts
                  Receivable of approximately $28,000, Inventories of
                  approximately

               $36,000 and Other Current Assets of approximately $42,000. The
               Non-Current Assets of Discontinued Operations at March 31, 2003
               were made up of property, plant and equipment, net, of
               approximately $740,000. The Current Liabilities of Discontinued
               Operations at March 31, 2003 were made of Accounts Payable of approximately $249,000 and Accrued Expenses of approximately $1.1 million.

               Unaudited operating results of LaGrange Foundry and Kramer for the three-month and nine-month periods ended March 31, 2003 and
               2002, which are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented, were as follows:

                                  Three Months Ended     Nine Months Ended
                                        March 31,             March 31,
                                    2003       2002       2003       2002
                                  --------------------  --------------------
Sales                                 $ 45    $ 5,739    $ 7,675    $18,914
Cost of sales                          717      5,845      8,921     18,498
                                  ---------  ---------  ---------  ---------

Gross profit (loss)                   (672)      (106)    (1,246)       416
                                  ---------  ---------  ---------  ---------

Selling, general and administrative      6        582        778      1,708
Impairment and restructuring charges   215          -        735          -
Amortization of intangibles              -         45          -        136
                                  ---------  ---------  ---------  ---------

Total operating expenses               221        627      1,513      1,844
                                  ---------  ---------  ---------  ---------

Loss from operations                  (893)      (733)    (2,759)    (1,428)
                                  ---------  ---------  ---------  ---------

Cumulative effect of accounting
change                                 -          -     (1,600)         -
                                  ---------  ---------  ---------  ---------

Loss from discontinued operations   $ (893)    $ (733)   $(4,359)   $(1,428)
                                  =========  =========  =========  =========

         7.    Potential Sale of Canada Alloy Castings, The G & C Foundry Co.
               and Inverness Castings Group, Inc.

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

               In fiscal 2003, the Company recognized an impairment charge of
               $8.0 million, consisting of $4.4 million to write-down the property, plant and equipment of Canada Alloy and G & C and
               $3.6 million to write-down the carrying amount of the goodwill at G & C to the Company's estimate of fair value. The $3.6 million write-down of Goodwill is presented in the Company's consolidated financial statements as a portion of the
               cumulative effect of a change in

               accounting principle. The Company considered its decision to realign its operations, resulting in its intent to dispose of
               Canada Alloy and G & C in its estimate of future cash flows for purposes of assessing impairment of these long-lived assets.
               Prior to the impairment charge, the property, plant and equipment had a carrying value of $7.4 million and the goodwill had a carrying value of $3.6 million. For the third quarter of fiscal years 2002 and 2003, Canada Alloy recorded net sales of $3.4 million and $2.4 million, respectively, and a net income (loss)
               of $62,000 and $(14,000), respectively. For the first nine months of fiscal years 2002 and 2003, Canada Alloy recorded net sales of
               $10.0 million and $7.9 million, respectively, and net losses of
               $185,000 and $198,000, respectively. For the third quarter of fiscal years 2002 and 2003, G & C recorded net sales of $3.5 million and $3.0 million, respectively, and net losses of $89,000 and $211,000, respectively. For the first nine months of fiscal years 2002 and 2003, G & C recorded net sales of $10.2 million and $9.6 million, respectively, and net losses of $1.0 million and $529,000, respectively.

               As of March 31, 2003, Canada Alloy and G & C had total assets of approximately $8.9 million, consisting of approximately
               $3.2 million of accounts receivable, approximately $2.6
               million of inventory, approximately $274,000 of other current assets, approximately $2.6 million of property, plant and
               equipment, net, and approximately $265,000 of other assets;
               and total liabilities of approximately $5.1 million,
               consisting of approximately $2.6 million of accounts payable, approximately $1.0 million of accrued expenses, and
               approximately $1.5 million in long-term debt.

               The Company is negotiating the sale of substantially all of the net assets of Inverness Castings Group, Inc.
               ("Inverness"). There can be no assurance that a definitive agreement will ultimately be executed. Pursuant to the
               provisions of SFAS No. 144, the assets, liabilities and
               operations of Inverness are not presented as discontinued
               operations in the accompanying consolidated financial
               statements.

               For the third quarter of fiscal years 2002 and 2003, Inverness recorded net sales of $13.6 million and $11.1 million,
               respectively, and a net income (loss) of $30,000 and
               $(382,000), respectively. For the first nine months of fiscal years 2002 and 2003, Inverness recorded net sales of $37.3 million and $33.3 million, respectively, and a net income
               (loss) of $822,000 and $(1.3) million, respectively.

               As of March 31, 2003, Inverness had total assets of
               approximately $22.7 million, consisting of approximately
               $70,000 of cash, $7.2 million of accounts receivable,
               approximately $3.0 million of inventory, approximately $1.6 million of other current assets, and

               approximately $10.8 million of property, plant and equipment, net; and total liabilities of approximately $12.0 million, consisting of approximately $6.6 million of accounts payable, approximately $1.9 million of accrued expenses, and approximately
               $3.3 million in post-retirement obligations and $215,000 in other long term liabilities.

               The assets, liabilities, and operations of Canada Alloy, G & C and Inverness are included in continuing operations at March
               31, 2003 pursuant to the conditions set forth in SFAS No. 144.
               If the disposition process for these net assets continue such that the conditions set forth in SFAS No. 144 for presentation as discontinued operations are met, the related assets,
               liabilities, and operating results for these foundries will be reclassified as discontinued operations for all periods.

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
                ("LA Die Casting"). For the third quarter of fiscal year 2002,
                LA Die Casting recorded a net loss of $64,000 on net sales of
                $657,000. For the first nine months of fiscal 2002, LA Die
                Casting recorded a net loss of $133,000 on net sales of $4.3 million.

                Jahn Foundry

                On December 20, 2001, the Company completed the sale of
                substantially all of the net assets of Jahn Foundry Corp.
                ("Jahn Foundry"). After post-closing adjustments, the Company received approximately $300,000 in cash, a minority ownership position in the buyer, New England Iron LLC ("New England
                Iron"), valued at $325,000 and a note (bearing interest at
                6.0% per year) for the principal amount of $475,000 amortizing over 10 years (the "New England Iron Note") in exchange for assets and the assumption of liabilities by the buyer. The
                Company recognized a loss on the sale of approximately
                $40,000.

                For the first nine months of fiscal 2002, Jahn Foundry
                recorded a net loss of $1.4 million on net sales of $2.8
                million.

                In October 2002, the majority owner of New England Iron
                notified the Company that it planned to liquidate New England
                Iron. In the first quarter of fiscal 2003, the Company
                recorded additional impairment and restructuring charges of approximately $1.5 million in connection with the liquidation of New England Iron. These charges include: $325,000 to write off the Company's minority ownership position in New England
                Iron, $286,000 to write-down the value of the New England Iron
                Note to the Company's estimate of fair value and $900,000
                relating to the guarantee of Jahn Foundry's obligations under certain equipment lease agreements that had been sublet to New
                England Iron. In February 2003, the Company sold the New
                England Iron Note for approximately $150,000, recognizing a loss on the sale of approximately $25,000.

                Empire Steel

                The Company substantially completed the closure of Empire
                Steel, Inc. ("Empire") by December 31, 2001, and transferred as much work as possible to other locations. Empire was closed as to commercial work but continues to produce one product for the U.S. Government from time to time. For the third quarter of fiscal years 2002 and 2003, Empire recorded net sales of
                $910,000 and $619,000, respectively, and net losses of $89,000 and $139,000, respectively. For the first nine months of
                fiscal 2002 and 2003, Empire recorded net sales of $5.0
                million and $1.2 million, respectively, and net losses of
                $793,000 and $817,000, respectively.

                The Company terminated 106 employees at Empire and recognized a charge for severance benefits of approximately $50,000 in
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

                As a result of the court's decision to liquidate the assets of
                Autun, it is estimated that charges for site cleanup could total up to $8.5

               million. Should Autun not be able to meet the cleanup
               obligations, the French government might be able to make a claim against the prior owner. The Company guaranteed payment of certain contingent liabilities of up to 100 million French francs
               (currently approximately US$16.5 million) when it purchased
               Autun, for the cost of environmental restoration, if any, in the event Autun were closed and a claim was successfully made against the prior owner. Such amount has not been recorded in the
               accompanying financial statements. These potential contingent liabilities may adversely impact the Company's ability to proceed with its plans to achieve its financial objectives if they become liabilities of the Company.

                For the third quarter of fiscal 2002, Autun recorded net sales of $5.6 million and a net income of $8,000. For the first nine months of fiscal 2002, Autun recorded net sales of $13.9
                million and a net loss of $1.6 million.

        9.      Debt and Financing Arrangements

                                                           June 30,            March 31,
(Dollars in thousands)                                       2002                2003
------------------------------------------------------------------------------------------
Senior notes with an insurance company                      $ 10,245              $ 9,287
Revolving credit facility with Harris Trust
  & Savings Bank                                              60,791               51,935
Term loan between the Company and General
  Electric Capital Corporation                                26,542               26,542
Receivables program and revolving credit facility
  with Burdale Financial Limited                              14,178               18,280
Term loan between G&C and OES Capital, Inc.                    1,643                1,462
Term loan between LaGrange Foundry and
  the Missouri Development Finance Board                       5,100                5,100
Term loan between the Company and
  A.I. Credit Corp.                                              121                   53
                                                    --------------------------------------
    Subtotal                                                 118,620              112,659
Less amounts classified as current                            97,958              111,520
                                                    --------------------------------------
    Total long-term debt                                    $ 20,662              $ 1,139
                                                    ======================================

                In September 2001, Atchison Casting UK Limited ("ACUK"), a
                subsidiary of the Company, ACUK's subsidiaries, and Burdale
                Financial Limited ("Burdale") entered into the Facility
                Agreement. This Facility Agreement provides for a facility of up to 25,000,000 British pound sterling ("GBP") (approximately
                $40.0 million US), subject to certain eligibility
                calculations, to be used to fund working capital requirements at Sheffield Forgemasters Group Limited ("Sheffield"), a
                subsidiary of ACUK. In addition, the Facility Agreement
                provides security for Sheffield's foreign currency exchange contracts and performance bond commitments. This facility
                matures on September 17, 2004 and is secured by substantially all of Sheffield's assets in the U.K.

               Loans under this Facility Agreement bear interest at GBP LIBOR plus 6.23% (9.79% at March 31, 2003). The Facility Agreement contains several covenants, which, among other things, require
               ACUK to maintain balances under certain eligibility levels.

               On October 29, 2002, ACUK entered into an amendment of its
               Facility Agreement to, among other things (a) impose a limit (the
               "Borrowing Limit") on the aggregate sum at any time of (i)
               outstanding revolving loans from Burdale to ACUK plus (ii)
               accounts receivable purchased from ACUK by Burdale that are not collected (there had previously been no collective limit, though outstanding loans and uncollected receivables each were, and continue to be, subject to independent maximum amounts) and (b)
               add minimum monthly cash flow and net income covenants and a minimum tangible net worth covenant. The Borrowing Limit, subject to adjustment from time to time by Burdale, is currently
               12,750,000 GBP (approximately $20.2 million US). As of March 31,
               2003, ACUK had drawn approximately $18.3 million under the
               Facility Agreement.

               ACUK has not been in compliance with those covenants based on results of operations in the third quarter of fiscal 2003 and does not expect to regain compliance. As a result, Burdale has the right to demand payment for the entire balance outstanding under the Facility Agreement. Should Burdale exercise its right to demand immediate payment of the outstanding balance under the
               Facility Agreement, the Company believes that ACUK would not be able to make such payment under the Facility Agreement. The
               Company has classified the outstanding borrowings as current in the accompanying consolidated balance sheet as of March 31, 2003.
               The Company's net investment in ACUK was approximately $52.4 million as of March 31, 2003.

               On October 17, 2002, the Company entered into the Fourteenth
               Amendment and Forbearance Agreement to the Company's revolving credit facility with Harris Trust and Savings Bank, as agent for several lenders (the "Credit Agreement"), and the Eleventh
               Amendment and Forbearance Agreement to a note purchase agreement under which the Company issued senior notes to an insurance company (the "Note Purchase Agreement"). These amendments, as modified, provide that these lenders (such lenders, collectively, the "Harris Lenders") will forbear from enforcing their rights with respect to certain existing defaults through May 31, 2003, subject to certain events that could cause an earlier termination of this forbearance period. In exchange, the Company agreed, among other things, (i) to engage an investment banker to solicit offers on Inverness Castings Group, Inc. ("Inverness"); (ii) to
               enter into an amendment to implement financial covenants by
               December 13,

               2002; and (iii) to prepay the Harris Lenders' loans in amounts equal to $4.0 million by January 31, 2003 and an additional $7.0 million by April 10, 2003, which the Company satisfied out of the net proceeds from asset sales (other than inventory), insurance payments, tax refunds and available cash balances. Secured by substantially all of the Company's North American assets and a pledge of ACUK's stock, loans under this revolving credit
               facility bear interest at a fluctuating rate of the agent bank's corporate base rate plus 2.0% (6.25% at March 31, 2003).

               The Company is currently negotiating amendments to the Credit
               Agreement and Note Purchase Agreement that are expected to establish, among other things, an extended forbearance period and revised financial covenants.

               On October 17, 2002, the Company entered into a Forbearance
               Agreement and Second Amendment to the Master Security Agreement,
               as amended on January 24, 2003, and Note with General Electric
               Capital Corporation ("GECC") ("GE Financing"), as agent for certain participant lenders (such lenders, collectively, the "GE
               Lenders"). This amendment provides that the GE lenders will forbear from enforcing their rights with respect to certain existing defaults through June 29, 2003, subject to earlier termination upon the occurrence of certain defaults, but no longer allows for automatic extensions as originally provided.
               The GE Lenders also agreed to allow the Company to make only interest payments through the end of the forbearance period. In exchange, the Company agreed to increase the interest rate to
               9.30%.

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

        10.    Warranty Accrual

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
               Unforeseen circumstances could result in revisions to these estimates that are material to the Company's financial
               statements. The warranty accrual was $6.3 million and $8.0 million at March 31, 2003 and June 30, 2002, respectively. The reduction of the warranty accrual of approximately $600,000 and
               $1.7 million was included in cost of sales for the three and nine month periods ended March 31, 2003, respectively.

        11.    Contingencies

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

               The Company dismissed Deloitte & Touche LLP ("Deloitte") as its auditor on April 16, 2002. On July 26, 2002, the Company filed a complaint against Deloitte in Philadelphia County, Pennsylvania for negligence, professional malpractice, negligent

               misrepresentation and breach of contract. The Company believes that Deloitte breached its duties to perform audit and consulting services by failing to act with reasonable and ordinary care, with the ordinary skill and diligence of the accounting
               profession, and in the conformity with the professional standards such as generally accepted auditing standards and generally accepted accounting principles. Deloitte filed a counterclaim against the Company on September 13, 2002 alleging that the
               Company was aware of information related to improper activities of certain employees at the Pennsylvania Foundry Group and failed to disclose such information to Deloitte. On September 24, 2002,
               Deloitte filed a third party claim against certain officers and employees of the Company and others alleging, among other things, that such officers and employees withheld material information in connection with such improper activities. The Company believes that Deloitte's claims against it and the Company's officers and employees have no merit and will vigorously defend itself.

               In March 2003, all of the claims of Deloitte against the Company were dismissed or withdrawn with prejudice, other than Deloitte's breach of contract claim, which the Company believes has no merit and will vigorously defend itself. At the same time, all of
               Deloitte's claims against certain officers and employees of the
               Company were dismissed or withdrawn with prejudice, except for a contribution claim that Deloitte has leave to attempt to replead but has not yet done so.

               The Occupational Safety and Health Administration ("OSHA") cited the Company on September 26, 2002 for 95 alleged violations of
               Federal Safety and Health regulations at its Atchison, Kansas foundry. OSHA sought penalties totaling $250,000 in connection with the alleged violations. At OSHA's invitation, the Company engaged in settlement negotiations with the agency over the alleged violations. During the course of settlement discussions,
               OSHA withdrew some citations it had classified as "serious,"
               reclassified some "serious" citations to the category
               "other-than-serious," and declined to withdraw or modify other citations. The parties entered into two Informal Settlement
               Agreements with OSHA whereby OSHA reduced its proposed penalty to
               $50,000 and the Company agreed to undertake, within one year, abatement of certain conditions relating to the remaining
               citations. By entering into the Informal Settlement Agreements, the Company did not admit that it violated the cited standards for any litigation or purpose other than a subsequent proceeding under the Occupational Safety and Health Act. No subsequent proceeding is pending or anticipated by the Company at this time.
               The Company is not able to accurately predict the cost of
               abatement, but believes it

               may be as low as approximately $300,000 and as high as
               approximately $700,000.

        12.     Insurance Settlement

               In March 2003, the Company and its insurance carrier settled the business interruption portion of the Company's insurance claim relating to the industrial accident at Jahn Foundry on February
               25, 1999. This payment, which was received in April 2003, was primarily used to make required payments to lenders (see footnote
               9). The Company previously settled the property portion of its claim in November 2000.

               As a result of the above settlement, the Company recorded the payment it received as a gain in the third quarter of fiscal
               2003, which is presented as Other Income in the Company's
               Consolidated Statement of Operations.

        13.    Financial Results and Management's Plans

               In fiscal 2002 and the first nine months of fiscal 2003, the
               Company incurred pretax losses of $35.0 million and $16.8
               million, respectively. The fiscal year 2002 pretax loss included impairment charges related to La Grange Foundry of $5.2 million.
               The fiscal year-to-date 2003 pretax loss includes impairment charges related to Jahn Foundry, G&C Foundry, and Canada Alloy of
               $5.9 million. As of March 31, 2003, the Company was not in compliance with certain financial covenants included in its primary debt agreements. These matters raise substantial doubt as to the Company's ability to continue as a going concern.

               To address these conditions, management has taken or is in the process of taking the following actions:

               OPERATIONS

               The Company has closed six unprofitable foundries since the beginning of fiscal 2001. Operations from these six foundries have been a significant factor in the Company's pretax losses.
               Management has transferred a portion of the work previously performed by these foundries to other foundries, thereby
               increasing the utilization of these other foundries.

               SOLICITATION OF OFFERS ON FOUR SUBSIDIARY OPERATIONS

               The Company is currently soliciting offers to purchase or is engaged in preliminary negotiations to sell the following
               subsidiaries:

               o    The G&C Foundry Company

               o    Canada Alloy Castings, Ltd.

               o    Inverness Castings Group, Inc.

               o    Canadian Steel Foundries, Ltd.

               Any net proceeds from the sale of the subsidiaries will be used primarily to retire outstanding indebtedness.

               To effect the business model discussed below, the Company must improve its financial condition. Part of the effort includes assessing various opportunities to reduce indebtedness. While each of these four subsidiaries brings certain strengths or capabilities to the Company, they either do not fit well with the new business model or are not operations in which the Company has elected to direct its resources at this time. However, if a sale is not completed, the Company will continue to work on improving these and all of the Company's operations, and renegotiating outstanding indebtedness.

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

               o    Expand ACC Global Corporation ("ACC Global"), a recently
                    formed subsidiary devoted to foreign sourcing of castings
                    for customers seeking lower cost global suppliers. ACC
                    Global can provide a customer service by managing this
                    process.

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

               The market conditions in the industry in which the Company operates have been depressed during the last couple of years. A number of the Company's competitors have closed or downsized their operations during this time period. The lower capacity in the industry should benefit the remaining foundries. The Company's
               Atchison, Kansas division has already benefited through additional contract awards, as a result of the closure of competitors of this division.

ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

Results of Operations:

Net sales from continuing operations for the third quarter of fiscal 2003 were
$80.7 million, representing a decrease of $13.2 million, or 14.1%, from net sales of $93.9 million in the third quarter of fiscal 2002. Since the beginning of fiscal 2002, Atchison Casting Corporation (the "Company") has completed the closure of two operations, the sale of two operations and placed one operation into liquidation. These operations, excluding LaGrange Foundry, Inc. (`LaGrange
Foundry") and Kramer International, Inc. ("Kramer") which have been classified as a discontinued operations, generated net sales of $7.2 million and approximately $600,000 in the third quarter of fiscal 2002 and fiscal 2003, respectively, as follows:

                                             FY02 3rd Qtr    FY03 3rd Qtr
        Operation                            Net Sales       Net Sales
        ---------                            ---------       ---------
Closure of Empire Steel Castings, Inc.       $0.9 million     $0.6 million
Sale of Los Angeles Die Casting, Inc.         0.7 million       --
Liquidation of Fonderie d'Autun               5.6 million       --
                                             ------------- ---------------
                                             $7.2 million     $0.6 million
                                             ============= ===============

Excluding net sales generated by the above operations, net sales for the third quarter of fiscal 2003 were $80.1 million, representing a decrease of $6.6 million from net sales of $86.7 million in the third quarter of fiscal 2002.
This 7.6% decrease in net sales was due primarily to decreases in net sales to the mining, power generation and automotive markets, partially offset by increases in net sales to the military market. A portion of the work previously performed by the closed locations was transferred to other Company operations.
Sheffield Forgemasters Group Limited's ("Sheffield") net sales for the third quarter of fiscal 2003 increased $1.7 million from net sales in the third quarter of fiscal 2002, reflecting higher net sales to the energy and process markets.

Net sales from continuing operations for the first nine months of fiscal 2003 were $234.1 million, representing a decrease of $46.3 million, or 16.5%, from net sales of $280.4 million in the first nine months of fiscal 2002. The operations closed, sold or placed into liquidation since the beginning of fiscal
2002, excluding LaGrange Foundry and Kramer, generated net sales of $26.0 million and $1.2 million in the first nine months of fiscal 2002 and fiscal
2003, respectively, as follows:

                                            FY02 1st Nine Months    FY03 1st Nine Months
         Operation                               Net Sales              Net Sales
         ---------                               ---------              ---------
Sale of Jahn Foundry Corp.                     $2.8 million              --
Closure of Empire Steel Castings, Inc.          5.0 million             $1.2 million
Sale of Los Angeles Die Casting, Inc.           4.3 million              --
Liquidation of Fonderie d'Autun                13.9 million              --
                                          ------------------------ --------------------
                                              $26.0 million             $1.2 million
                                          ======================== ====================

Excluding net sales generated by the above operations, net sales for the first nine months of fiscal 2003 were $232.9 million, representing a decrease of $21.5 million from net sales of $254.4 million in the first nine months of fiscal
2002. This 8.5% decrease in net sales was due primarily to decreases in net sales to the mining, power generation and steel markets, partially offset by increases in net sales to the military and rail markets. A portion of the work previously performed by the closed locations was transferred to other Company operations. Sheffield's net sales for the first nine months of fiscal 2003 decreased $3.0 million from net sales in the first nine months of fiscal 2002, primarily reflecting lower net sales to the steel market.

Gross profit from continuing operations for the third quarter of fiscal 2003 decreased $1.2 million, or 19.5%, to $4.8 million, or 6.0% of net sales, compared to $6.0 million, or 6.4% of net sales, for the third quarter of fiscal
2002. The decrease in gross profit and gross profit as a percentage of net sales was primarily due to lower net sales and reduced absorption of overhead at the
Company's subsidiaries serving the mining and power generation and automotive markets.

Gross profit from continuing operations for the first nine months of fiscal 2003 decreased $4.3 million, or 20.5%, to $16.8 million, or 7.2% of net sales, compared to $21.1 million, or 7.5% of net sales, for the first nine months of fiscal 2002. The decrease in gross profit and gross profit as a percentage of net sales was primarily due to lower net sales and reduced absorption of overhead at the Company's subsidiaries serving the mining, power generation and steel markets and to a change in product mix toward products which have a lower gross profit as a percentage of net sales at the Company's subsidiary serving the automotive market.

The gross profit at Sheffield in the first nine months of fiscal 2003 decreased
$686,000, to a gross profit of $3.9 million, or 5.0% of net sales, compared to a gross profit of $4.6 million, or 5.6% of net sales, in the first nine months of fiscal 2002, primarily reflecting the impact of the strong British pound sterling, increases in raw material costs and the competitive environment of the markets served by Sheffield on quoted margins. Partially offsetting these factors was a decrease in the gross losses at the operations closed, sold or liquidated since the beginning of fiscal 2002 by an aggregate of approximately
$114,000 from the gross losses at these locations in the first nine months of fiscal 2002.

Selling, general and administrative expense ("SG&A") for the third quarter of fiscal 2003 was $7.5 million, or 9.3% of net sales, compared to $9.0 million, or
9.6% of net sales, in the third quarter of fiscal 2002. The reduction in SG&A expense is primarily due to reductions in staffing and related benefits, and the reduction in SG&A expense at the facilities the Company has closed, sold or placed into liquidation since the beginning of fiscal 2002. SG&A expense in the third quarter of fiscal 2003 at the facilities the Company has closed, sold or placed into liquidation decreased by an aggregate of approximately $1.2 million from the third quarter of fiscal 2002. Also included in the third quarter of fiscal 2002 and fiscal 2003 were expenses of approximately $150,000 and
$600,000, respectively, incurred by the Company in pursuing various options to restructure its bank credit facility.

For the first nine months of fiscal 2003, SG&A was $24.3 million, or 10.4% of net sales, compared to $27.9 million, or 10.0% of net sales, in the first nine months of fiscal 2002. The reduction in SG&A expense is primarily due to reductions in staffing and related benefits, and the reduction in SG&A expense at the facilities the Company has closed, sold or placed into liquidation since the beginning of fiscal 2002. SG&A expense in the first nine months of fiscal
2003 at the facilities the Company has closed, sold or placed into liquidation decreased by an aggregate of approximately $3.9 million from the first nine months of fiscal 2002. Also included in the first nine months of fiscal 2002 and fiscal 2003 were expenses of approximately $1.1 million and $2.5 million, respectively, incurred by the Company in pursuing various options to restructure its bank credit facility.

The Company has recorded intangible assets, consisting of goodwill, in connection with certain of the Company's acquisitions. The Company adopted SFAS
No. 142 "Goodwill and Other Intangible Assets" as of July 1, 2002. SFAS No. 142
requires that, upon adoption, amortization of goodwill cease and instead, the carrying value of goodwill be evaluated for impairment on an annual basis.
Accordingly, there was no amortization of goodwill in the third quarter or first nine months of fiscal 2003. Amortization of goodwill for the third quarter of fiscal 2002 was $254,000, or 0.3% of net sales. Amortization of goodwill for the first nine months of fiscal 2002 was $779,000, or 0.3% of net sales. The Company had also recorded a liability, consisting of the excess of acquired net assets over cost ("negative goodwill"), in connection with the acquisition of Fonderie
d'Autun ("Autun"). The amortization of negative goodwill was a credit to income in the third quarter of fiscal 2002 of $394,000, or 0.4% of net sales. The amortization of negative goodwill was a credit to income in the first nine months of fiscal 2002 of $1.2 million, or 0.4% of net sales. Net income (loss)
for the third quarter and first nine months of fiscal 2002 excluding the amortization of goodwill was not significantly different.

The Company is negotiating the sale of substantially all of the assets of Canada
Alloy Castings, Ltd. ("Canada Alloy") and The G & C Foundry Co. ("G & C") to a
single buyer. There can be no assurance that a definitive agreement will ultimately be executed.

In the second quarter of fiscal 2003, the Company recognized an impairment charge of $8.0 million, consisting of $4.4 million to write-down the property, plant and equipment of Canada Alloy and G & C and $3.6 million to write-down the carrying amount of the goodwill at G & C to the Company's estimate of fair value, which is presented in the Company's consolidated financial statements as the cumulative effect of a change in accounting principle. The Company considered its decision to realign its operations, resulting in its intent to dispose of Canada Alloy and G & C as the primary indicator of impairment. Prior to the impairment charge, the property, plant and equipment had a carrying value of $7.4 million and the goodwill had a carrying value of $3.6 million. For the third quarter of fiscal years 2002 and 2003, Canada Alloy recorded net sales of
$3.4 million and $2.4 million, respectively, and net income (loss) of $62,000 and $(14,000), respectively. For the first nine months of fiscal years 2002 and
2003, Canada Alloy recorded net sales of $10.0 million and $7.9 million, respectively, and net losses of $185,000 and $198,000, respectively. For the third quarter of fiscal years 2002 and 2003, G & C recorded net sales of $3.5 million and $3.0 million, respectively, and net losses of $89,000 and $211,000, respectively. For the first nine months of fiscal years

2002 and 2003, G & C recorded net sales of $10.2 million and $9.6 million, respectively, and a net loss of $1.0 million and $529,000, respectively.

The Company is negotiating the sale of substantially all of the assets of
Inverness Castings Group, Inc. ("Inverness"). There can be no assurance that a definitive agreement will ultimately be executed.

For the third quarter of fiscal years 2002 and 2003, Inverness recorded net sales of $13.6 million and $11.1 million, respectively, and a net income (loss)
of $30,000 and $(382,000), respectively. For the first nine months of fiscal years 2002 and 2003, Inverness recorded net sales of $37.3 million and $33.3 million, respectively, and a net income (loss) of $822,000 and $(1.3) million, respectively.

The Company substantially completed the closure of Empire Steel Castings, Inc.
("Empire") by December 31, 2001, and transferred as much work as possible to other locations. Empire was closed as to commercial work, but continues to produce one product for the U.S. Government from time to time. For the third quarter of fiscal years 2002 and 2003, Empire recorded net sales of $910,000 and
$619,000, respectively, and net losses of $89,000 and $139,000, respectively.
For the first nine months of fiscal 2002 and 2003, Empire recorded net sales of
$5.0 million and $1.2 million, respectively, and net losses of $793,000 and
$817,000, respectively.

On February 20, 2002, the Company completed the sale of substantially all of the net assets of LA Die Casting, Inc. ("LA Die Casting"). After post-closing adjustments, the Company received approximately $3.5 million in cash and a note for the principal amount of $259,000 due in two years in exchange for assets and the assumption of liabilities by the buyer. The note bears interest at the rate of 6.0% per year and requires quarterly payments of interest only during the two-year period. The Company recognized a loss on the sale of approximately
$169,000. For the third quarter of fiscal year 2002, LA Die Casting recorded a net loss of $64,000 on net sales of $657,000. For the first nine months of fiscal 2002, LA Die Casting recorded a net loss of $133,000 on net sales of $4.3 million.

On December 20, 2001, the Company completed the sale of substantially all of the net assets of Jahn Foundry Corp. ("Jahn Foundry"). After post-closing adjustments, the Company received approximately $300,000 in cash, a minority ownership position in the buyer, New England Iron LLC ("New England Iron"), valued at $325,000 and a note (bearing interest at 6.0% per year) for the principal amount of $475,000 amortizing over ten years in exchange for assets and the assumption of liabilities by the buyer. The Company recognized a loss on the sale of approximately $40,000. For the first nine months of fiscal 2002,
Jahn Foundry recorded a net loss of $1.4 million on net sales of $2.9 million.

In October 2002, the majority owner of New England Iron notified the Company that it planned to liquidate New England Iron. In the first quarter of fiscal
2003, the Company recorded charges of approximately $1.5 million in connection with the liquidation of New England Iron. These charges include: $325,000 to write off the Company's minority ownership position in New England Iron,
$286,000 to write-down the value of the New England Iron promissory note to the
Company's estimate of fair value and $900,000

relating to the guarantee of Jahn Foundry's obligations under certain equipment lease agreements that had been sublet to New England Iron. In February 2003, the
Company sold the New England Iron Note for approximately $150,000, recognizing a loss of the sale of approximately $25,000.

Following losses in fiscal 2002, the Company's Board of Directors committed to a plan to downsize La Grange Foundry to a pattern repair, maintenance and storage operation. During the second quarter of fiscal 2003, the Company's Board of
Directors committed to a plan for the complete closure of La Grange Foundry that was completed during the second quarter of fiscal 2003. In connection with the closure of LaGrange Foundry, the Company recorded a restructuring charge, in the second quarter of fiscal 2003, of approximately $520,000 relating to the guarantee of LaGrange Foundry's obligations under certain equipment leases. This charge is included in the Loss From Discontinued Operations in the Company's
Consolidated Financial Statements.

For the third quarter of fiscal years 2002 and 2003, La Grange Foundry recorded net sales of $3.3 million and $45,000, respectively, and net losses of $1.0 million and $678,000, respectively. For the first nine months of fiscal years
2002 and 2003, La Grange Foundry recorded net sales of $11.1 million and $3.3 million, respectively, and net losses of $2.4 million and $2.1 million, respectively, excluding the restructuring charge discussed above in the fiscal
2003 periods.

On January 3, 2003, the Company completed the sale of substantially all of the net assets, excluding the land and buildings, of Kramer. Before post-closing adjustments of $210,000 that remain to be paid, the Company received approximately $3.8 million in cash in exchange for assets and the assumption of liabilities by the buyer. An additional $300,000 of the proceeds remains subject to an escrow agreement through April 14, 2004. Substantially all of the cash was used to make required payments to lenders. Contemporaneous with the sale transaction, the Company entered into an agreement to lease the land and buildings to the buyer for a period of up to two years from the date of sale, subject to cancellation by the buyer at any time. The Company recognized a loss on the sale of approximately $215,000 during the third quarter of fiscal 2003.

In the first quarter of fiscal 2003, the Company recognized an impairment charge of $1.6 million to write-down the carrying amount of goodwill at Kramer to the
Company's estimate of fair value, which is presented in the Company's consolidated financial statements as a portion of the cumulative effect of the change in accounting principle. The Company considered its decision to realign its operations, resulting in its intent to dispose of Kramer as the primary indicator of impairment. Prior to the impairment charge, the goodwill had a carrying value of $3.2 million. For the third quarter of fiscal year 2002,
Kramer recorded net sales of $2.5 million, and net income of $237,000. For the first nine months of fiscal years 2002 and 2003, Kramer recorded net sales of
$7.9 million and $4.4 million, respectively, and net income (loss) of $754,000 and $(61,000), respectively, excluding the impairment charge and the loss on the sale as discussed above.

In the third quarter of fiscal 2003, the Company and its insurance carrier settled the business interruption portion of the Company's insurance claim relating to the industrial accident at Jahn Foundry on February 25, 1999. As a result, the Company recorded

the payment it received as a gain in the third quarter of fiscal 2003, which is presented as Other Income in the Company's Consolidated Statement of Operations.

Interest expense for the third quarter of fiscal 2003 was $2.5 million, or 3.1%
of net sales, compared to $2.8 million, or 3.0% of net sales, in the third quarter of fiscal 2002. Interest expense for the first nine months of fiscal
2003 was $7.4 million, or 3.2% of net sales, compared to $8.3 million, or 3.0%
of net sales, in the first nine months of fiscal 2002. The decrease in interest expense during both periods primarily reflects lower average levels of outstanding indebtedness.

The Company recorded income tax expense of $101,000 in the third quarter of fiscal 2003 and a income tax benefit of $7.1 million in the third quarter of fiscal 2002. The Company recorded income tax expense of $133,000 in the first nine months of fiscal 2003 and a income tax benefit of $6.7 million in the first nine months of fiscal 2002. Due to the Company's current income tax position, no income tax benefit was recorded in connection with the losses incurred by the
Company in the United States and Europe. As a result of a tax law change enacted in March 2002, the Company was able to carry back its prior period net operating losses an additional three years. This resulted in an income tax refund of approximately $7.1 million relating to such prior period losses, which was recorded in the third quarter of fiscal 2002.

Effective July 1, 2002, the Company adopted SFAS 142, "Goodwill and Other
Intangible Assets." The Company completed phase one of its goodwill impairment analysis by December 31, 2002. The Company has recorded a SFAS 142 goodwill impairment loss of $17.4 million, which is presented in the Company's consolidated financial statements for the nine months ended March 31, 2003 as the cumulative effect of a change in accounting principle. Such loss is reflected in the Company's results for the first fiscal quarter ended September
30, 2002.

The Company completed the sale of substantially all the net assets, excluding the land and buildings, of Kramer on January 3, 2003 and completed the closure of LaGrange Foundry during the second quarter of fiscal 2003. The results of
Kramer and LaGrange Foundry have been reported in discontinued operations for the three-month and nine-month periods ended March 31, 2003 and 2002 in the
Consolidated Statement of Operations.

Unaudited operating results of Kramer and LaGrange Foundry for the three-month and nine-month periods ended March 31, 2003 and 2002 were as follows:

                                  Three Months Ended      Nine Months Ended
                                        March 31,             March 31,
                                  --------------------  --------------------
                                    2003       2002       2003       2002
                                  --------------------  --------------------
Sales                                 $ 45    $ 5,739    $ 7,675    $18,914
Cost of sales                          717      5,845      8,921     18,498
                                  ---------  ---------  ---------  ---------

Gross profit (loss)                   (672)      (106)    (1,246)       416
                                  ---------  ---------  ---------  ---------

Selling, general and administrative      6        582        778      1,708
Impairment and restructuring charges   215          -        735          -
Amortization of intangibles              -         45          -        136
                                  ---------  ---------  ---------  ---------

Total operating expenses               221        627      1,513      1,844
                                  ---------  ---------  ---------  ---------

Loss from operations                  (893)      (733)    (2,759)    (1,428)
                                  ---------  ---------  ---------  ---------

Cumulative effect of accounting
change                                  -          -     (1,600)         -
                                  ---------  ---------  ---------  ---------

Loss from discontinued operations   $ (893)    $ (733)   $(4,359)   $(1,428)
                                  =========  =========  =========  =========

For the third quarter of fiscal 2003, the loss from discontinued operations increased $160,000 to $893,000 compared to a loss of $733,000 in the third quarter of fiscal 2002. For the first nine months of fiscal 2003, the loss from discontinued operations increased approximately $2.9 million to approximately
$4.4 million, compared to a loss of $1.4 million from the first nine months of fiscal 2002. The increase primarily reflects (i) the $520,000 restructuring charge recorded at LaGrange Foundry, (ii) a $1.6 million goodwill impairment charge recorded at Kramer and presented as a cumulative effect of accounting change, and (iii) reduced gross profits at Kramer.

As a result of the foregoing, the net loss for the third quarter of fiscal 2003 was $2.1 million compared to net income of $708,000 for the third quarter of fiscal 2002. The net loss for the first nine months of fiscal 2003 was $38.8 million compared to a net loss of $9.5 million for the first nine months of fiscal 2002.

Liquidity and Capital Resources:

Cash provided by operating activities for the first nine months of fiscal 2003 was $4.8 million ($4.2 million provided by continuing operations and $582,000 provided by discontinued operations), compared to cash used in operations of
$1.3 million ($3.6 million used in continuing operations and $2.3 provided by discontinued operations) for the first nine months of fiscal 2002. This increase primarily reflects reduced working capital requirements and the collection of an income tax refund.

Working capital was a negative $73.8 million at March 31, 2003, as compared to a negative $51.9 million at June 30, 2002. The change in working capital levels primarily reflects a decrease in trade receivable balances and the reclassification of $18.3 million and $5.1 million in debt under the Facility
Agreement and the Term Loan between LaGrange Foundry and the Missouri
Development Finance Board ("LaGrange IRB"), respectively, as current at March
31, 2003. The working capital levels also reflect the classification of $87.8 million and $97.6 million of the Company's bank credit facility, term loan and senior notes as current at March 31, 2003 and June 30, 2002, respectively. The
Company is not in compliance with certain financial covenants under the Credit
Agreement, Note Purchase Agreement, Facility Agreement and the GE

Financing, as defined below, and, accordingly, amounts outstanding under such arrangements have been classified as current liabilities.

As discussed above, the Company has closed LaGrange Foundry. As a result of the closure, the $5.1 million of debt under the LaGrange IRB has been classified as current at March 31, 2003. The LaGrange IRB was secured by a letter of credit issued under the Company's revolving credit facility. In April 2003, the
Missouri Development Finance Board called the letter of credit, using the proceeds to retire the LaGrange Industrial Development Revenue Bonds. As a
result, borrowings under the Credit Agreement will increase $5.1 million.

During the first nine months of fiscal 2003, the Company made capital expenditures of $2.3 million, as compared to $2.8 million for the first nine months of fiscal 2002. The capital expenditures in both periods were used for routine projects at the Company's facilities.

As discussed above, the Company has sold substantially all of the net assets of
Jahn Foundry, LA Die Casting and Kramer International. The Company is currently soliciting offers to purchase or engaged in preliminary negotiations to sell the following subsidiaries:

o    The G&C Foundry Company
o    Canada Alloy Castings, Ltd.
o    Inverness Castings Group, Inc.
o    Canadian Steel Foundries, Ltd.

Any net proceeds from the sale of the subsidiaries will be used primarily to retire outstanding indebtedness.

The G&C Foundry Company, located in Sandusky, Ohio, manufactures gray and ductile iron castings for hydraulic applications. G&C currently employs approximately 130 people, and generated net sales of approximately $13.6 million and $9.6 million in fiscal 2002 and the first nine months of fiscal 2003, respectively.

Canada Alloy, located in Kitchener, Ontario, Canada, manufactures stainless, carbon and alloy castings for a variety of markets. Canada Alloy currently employs approximately 110 people, and generated net sales of approximately $13.6 million and $7.9 million in fiscal 2002 and the first nine months of fiscal
2003, respectively.

Inverness Castings Group, located in Dowagiac, Michigan, manufactures aluminum die castings for the automotive, furniture and appliance markets. Inverness currently employs approximately 240 people, and generated net sales of approximately $51.3 million and $33.3 million in fiscal 2002 and the first nine months of fiscal 2003, respectively.

Canadian Steel, located in Montreal, Quebec, manufactures carbon, low alloy and stainless steel castings for the hydroelectric and steel markets. Canadian Steel currently employs approximately 80 people, and generated net sales of approximately

$12.6 million and $11.3 million in fiscal 2002 and the first nine months of fiscal 2003, respectively.

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

The Credit Agreement, as amended, currently consists of a $59.4 million revolving credit facility. Asset sales, insurance proceeds and tax refunds have been used to reduce indebtedness. In addition to financial covenants, the Credit
Agreement contains restrictions on, among other things, acquisitions, additional indebtedness and the use of net proceeds from the sale of assets (other than inventory), insurance settlements and other non-recurring items. Secured by substantially all of the Company's North American assets and a pledge of ACUK's stock, loans under this revolving credit facility bear interest at a fluctuating rate of the agent bank's corporate base rate plus 2.0% (6.25% at March 31,
2003).

The Notes currently have an aggregate principal amount of $8.8 million outstanding with interest accruing at 10.44% per year. The Note Purchase
Agreement provides for annual principal payments of $2.9 million. The Company did not make principal payments due on July 31, 2001 and July 31, 2002. The
Notes are secured by the same assets that secure the Credit Agreement and contain similar restrictions to those described above under the Credit
Agreement.

On October 17, 2002, the Company entered into the Fourteenth Amendment and
Forbearance Agreement ("Fourteenth Amendment") to the Company's revolving credit facility with Harris Trust and Savings Bank, as agent for several lenders (the
"Credit Agreement"), and the Eleventh Amendment and Forbearance Agreement
("Eleventh Amendment") to a note purchase agreement under which the Company issued senior notes to an insurance company (the "Note Purchase Agreement").
These amendments, as modified, provide that these lenders (such lenders, collectively, the "Harris Lenders") will forbear from enforcing their rights with respect to certain existing defaults through May 31, 2003, subject to certain events that could cause an earlier termination of this forbearance period. In exchange, the Company agreed, among other things, (i) to engage an investment banker to solicit offers on Inverness; (ii) to enter into an amendment to implement financial covenants by December 13, 2002; and (iii) to prepay the Harris Lenders' loans in amounts equal to $4.0 million by January 31,
2003 and an additional $7.0 million by April 10, 2003, which the Company satisfied out of the net proceeds from asset sales (other than inventory), insurance payments, tax refunds and available cash balances.

The Company is currently negotiating amendments to the Credit Agreement and Note
Purchase Agreement that are expected to establish, among other things, an extended

forbearance period and revised financial covenants. There are no assurances that the Company will be able to negotiate such amendments.

At March 31, 2003, the balance of the term loan under the GE Financing was $26.5 million. The GE Financing is secured by certain of the Company's fixed assets, real estate, equipment, furniture and fixtures located in Atchison, Kansas and
St. Joseph, Missouri, matures in December 2004 and currently bears interest at a fixed rate of 9.30% per year.

On October 17, 2002, the Company entered into the Forbearance Agreement and
Second Amendment to the Master Security Agreement and Note (the "Forbearance
Agreement") with General Electric Capital Corporation ("GECC"), as agent for certain participant lenders (such lenders, collectively, the "GE Lenders"). The
Forbearance Agreement, as amended on January 24, 2003, provides that the GE
Lenders will forbear from enforcing their rights with respect to certain existing defaults through June 29, 2003, subject to earlier termination upon the occurrence of certain defaults, but no longer allows for automatic extensions as originally provided. The GE Lenders also agreed to allow the Company to make only interest payments through the end of the forbearance period. In exchange, the Company agreed to increase the interest rate to 9.30%.

The termination of the forbearance period in any of the Credit Agreement, Note
Purchase Agreement or the Master Security Agreement can result in the termination of the other agreements. In addition, default under the Facility
Agreement could result in the termination of the Credit Agreement and the Note
Purchase Agreement, and in turn, the GE Financing.

In September 2001, ACUK, a subsidiary of the Company, ACUK's subsidiaries, and
Burdale Financial Limited ("Burdale") entered into the Facility Agreement. This
Facility Agreement provides for a facility of up to 25,000,000 British pound sterling ("GBP") (approximately $40.0 million US), subject to certain eligibility calculations, to be used to fund working capital requirements at
Sheffield, a subsidiary of ACUK. In addition, the Facility Agreement provides security for Sheffield's foreign currency exchange contracts and performance bond commitments. This facility matures on September 17, 2004 and is secured by substantially all of Sheffield's assets in the U.K. Loans under this Facility
Agreement bear interest at GBP LIBOR plus 6.23% (9.79% at March 31, 2003). As of
March 31, 2003, ACUK had drawn approximately $18.3 million under the Facility
Agreement. The Facility Agreement contains several covenants, which, among other things, require ACUK to maintain balances under certain eligibility levels.

On October 29, 2002, ACUK entered into an amendment of its Facility Agreement to, among other things, (a) impose a limit (the "Borrowing Limit") on the aggregate sum at any time of (i) outstanding revolving loans from Burdale to
ACUK plus (ii) accounts receivable purchased from ACUK by Burdale that are not collected (there had previously been no collective limit, though outstanding loans and uncollected receivables each were, and continue to be, subject to independent maximum amounts) and (b) add minimum monthly cash flow and net income covenants and a minimum tangible net worth covenant. The Borrowing Limit, subject to adjustment from time to time by Burdale, is currently 12,750,000 GBP
(approximately $20.2 million US).

ACUK has not been in compliance with those covenants based on results of operations in the third quarter of fiscal 2003 and does not expect to regain compliance. Accordingly, the Company has classified the outstanding borrowings as current in the accompanying consolidated balance sheet as of March 31, 2003.

The Company is in default under the Credit Agreement, Note Purchase Agreement, the GE Financing and Facility Agreement. To date, the lenders have not enforced their rights with respect to certain events of default, but there can be no assurance that they will not do so in the future. During much of fiscal 2001, fiscal 2002 and to date in fiscal 2003, the Company borrowed the full amount of the revolving credit facility under the Credit Agreement and managed its cash position accordingly. To date, the Company has been able to meet its cash needs by traditional cash management procedures in addition to: (1) the collection of tax refunds resulting from operating losses at U.S. operations, (2) accelerated collections of receivables from certain longstanding customers from time to time, (3) the reduction of expenses after closing and selling certain locations operating with a negative cash flow, (4) the reduction of discretionary capital expenditures, and (5) funds available through the Facility Agreement, particularly for its operations in the U.K. The Company is also seeking the recovery under various insurance policies for losses due to the accounting irregularities at the Pennsylvania Foundry Group. In addition, the Company is pursuing other responsible parties for this matter and the industrial accident at Jahn Foundry. There can be no assurance that such actions will be successful in recovering funds or that they will allow the Company to operate without additional borrowing capacity.

Compliance with certain financial covenants under the Credit Agreement, Note
Purchase Agreement and the GE Financing is determined on a
"trailing-twelve-month" basis. The results through March were below results needed to achieve compliance with these covenants under the Credit Agreement,
Note Purchase Agreement and the GE Financing. Accordingly, the Company is
currently negotiating with its existing lenders to extend its current arrangements while it attempts to establish a new credit facility with covenants that the Company believes it will be able to satisfy with sufficient borrowing capacity. During the past several years, the Company has been able to negotiate operating flexibility with its lenders, although future success in achieving any such renegotiations or refinancings, or the specific terms thereof, including interest rates, capital expenditure limits or borrowing capacity, cannot be assured. The Company believes that its operating cash flow and amounts available for borrowing under its existing credit facility will be adequate to fund its capital expenditure and working capital requirements in North America through
May 31, 2003, the maturity date of the current forbearance agreements under the
Credit Agreement and Note Purchase Agreement. The Company will need to refinance or extend these agreements to satisfy its liquidity needs. However, the level of capital expenditure and working capital requirements may be greater than currently anticipated as a result of unforeseen expenditures such as compliance with environmental laws and the accident at Jahn Foundry. If the Company fails to amend its financial covenants on terms favorable to the Company, the Company will continue to be in default under such covenants. Accordingly, the lenders could accelerate the debt under the Credit Agreement, which, in turn, would permit acceleration of the Notes under the Note Purchase Agreement and the indebtedness under the GE Financing. If the lenders accelerate their indebtedness and the Company

is unable to locate alternative sources of financing, the Company may be forced to seek protection under the federal bankruptcy laws.

The liquidity position of ACUK's Sheffield subsidiaries is also very tight.
Management of ACUK does not believe that results of operations will satisfy the monthly financial covenants under the Facility Agreement. If ACUK is unable to amend the financial covenants or if Burdale is unwilling to forbear from enforcing its rights with respect to this default, Burdale could accelerate the debt under the Facility Agreement, in which case, ACUK would be forced to consider all available strategic alternatives, including selling all or portions of ACUK, protection under the bankruptcy laws of the U.K, or an orderly wind-down or liquidation, in which case the Company's investment in ACUK would likely be lost. At March 31, 2003, the Company's net investment in ACUK was approximately $52.4 million. Based on the Company's valuation analysis, management of ACUK does not believe that it would be able to sell all or portions of the business on terms that would satisfy all of its creditors. A default under the Facility Agreement could result in acceleration of indebtedness under the Credit Agreement and Note Purchase Agreement and, in
turn, the GE Financing.

Total indebtedness of the Company at March 31, 2003 was $112.7 million, as compared to $118.6 million at June 30, 2002. This decrease primarily reflects the application of the proceeds from asset sales, tax refunds and insurance payments to the Company's revolving credit facility. At March 31, 2003, the
Company had approximately $1.7 million available for borrowing under its revolving credit facility under the Credit Agreement and approximately $750,000 available for borrowing under the Facility Agreement.

At March 31, 2003, the Company had the following contractual cash obligations and other commitments:

                                             Fiscal      Fiscal      Fiscal       Fiscal      Fiscal
(in millions)                     Total       2003        2004        2005         2006        2007      Thereafter
                              ------------ ----------- ----------- ------------ ----------- ----------- -------------
Long-term debt                     $112.7      $111.3         $.3          $.4         $.4         $.3          $0.0
Operating leases                     16.9         4.7         4.4          3.7         2.3         1.1            .7
Lease guarantees                      4.9         3.5          .3           .3          .3          .3            .2
                              ------------ ----------- ----------- ------------ ----------- ----------- -------------
  Total                            $134.5      $119.5        $5.0         $4.4        $3.0        $1.7          $0.9
                              ============ =========== =========== ============ =========== =========== =============

In addition, the Company had $4.1 million of outstanding letters of credit as of
March 31, 2003.

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

For a description of material legal proceedings, see Note 11 to the Consolidated
Financial Statements above, and Part II, Item 1 "Legal Proceedings" below.

Deloitte & Touche LLP ("Deloitte") has withdrawn its report dated September 28,
2001 covering the Company's consolidated financial statements as of June 30,
2001 and 2000 and for the years in the three year period ended June 30, 2001.
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

     Also on July 1, 2002, Statement of Financial Accounting Standard ("SFAS")
     No. 144, became effective for the Company. Among other things, SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that an impairment loss be recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and that any impairment loss be measured as the difference between the

     carrying amount and the fair value of the asset. It requires a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration. The Company's intent to sell G&C and Canada Alloy significantly affect the expected recovery of the carrying values of the long-lived assets in those subsidiaries. As a result, the
     Company recorded an impairment charge of $4.4 million to reduce these subsidiaries' property, plant and equipment to the estimated fair values.

     On July 1, 2002, SFAS No. 142, "Goodwill and Other Intangible Assets"
     became effective for the Company. As a result, the Company ceased amortizing its goodwill. Amortization of this goodwill for the third quarter of fiscal 2002 was $254,000, or 0.3% of net sales. Amortization of this goodwill for the first nine months of fiscal 2002 was $779,000, or
     0.3% of net sales. In lieu of amortization, the Company is required to perform an initial impairment review of goodwill in fiscal 2003 and an annual impairment review thereafter. During the second quarter and first nine months of fiscal 2003 the Company recognized a SFAS No. 142 goodwill impairment loss of $17.4 million and $19.0 million, respectively, which is presented in the Company's consolidated financial statements as the cumulative effect of a change in accounting principle.

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
     The warranty accrual was $6.3 million and $8.0 million at March 31, 2003 and June 30, 2002, respectively.

Workers' Compensation and Employee Health Care Reserves

     The Company's U.S. operations primarily self-insure for workers'
     compensation and employee health care expense. The Company bases its reserves for workers' compensation expense primarily on estimates provided by third-party administrators and its reserves for health care expense on historical claims experience. Significant management judgments and estimates are made in establishing these reserves. The Company's reserve for workers' compensation and employee health care was $6.1 million and
     $5.9 million at March 31, 2003 and June 30, 2002, respectively. At March
     31, 2003, the Company had letters of credit aggregating $4.0 million and deposits of $635,000, which support claims for workers' compensation benefits.

Pension Cost and Prepaid Pension Cost

     The Company's pension cost and prepaid pension cost are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on plan assets, mortality rates and other factors. In accordance with accounting principles generally accepted in the United
     States, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded asset or obligation in future periods. While the
     Company believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may have a material impact on the Company's results of operations, financial position, and cash flows.

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

     Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a valuation allowance against its net deferred tax assets of approximately
     $39.1 million and $35.2 million as of March 31, 2003 and June 30, 2002, respectively, due to uncertainties related to the Company's ability to utilize some of its deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on the Company's estimates of taxable income by jurisdiction in which it operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance, which could materially impact the Company's financial position and results of operations.

     The net deferred tax liability as of March 31, 2003 and June 30, 2002 was approximately $754,000 and $1.2 million, net of a valuation allowance of
     $39.1 million and $35.2 million, respectively.

Forward-Looking Statements

The sections entitled "Liquidity and Capital Resources," "Critical Accounting
Policies" and "Market Risk" contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements such as "expects,"
"intends," "contemplating" and statements regarding quarterly fluctuations, statements regarding the adequacy of funding for capital expenditure and working capital requirements and similar expressions that are not historical are forward-looking statements that involve risks and uncertainties. Such statements include the Company's expectations as to future performance. Among the factors that could cause actual results to differ materially from such forward-looking statements are the following: the results of the litigation with Deloitte &
Touche LLP, the re-audit of any financial statements, the sale of subsidiaries for which offers are being solicited, costs of closing or selling foundries, the results of the liquidation of Fonderie d'Autun, the amount of any claims made against Fonderie d'Autun's prior owner which are the subject of certain guarantees, business conditions and the state of the general economy in Europe and the U.S., particularly the capital goods industry, the strength of the U.S.
dollar, British pound sterling and the Euro, interest rates, the Company's ability to renegotiate or refinance its lending arrangements, continued
compliance with the terms of various forbearance agreements with the Company's lenders, utility rates, the availability of labor, the successful conclusion of union contract negotiations, the results of any litigation arising out of the accident at Jahn Foundry, results of any regulatory proceedings arising from the accounting irregularities at the Pennsylvania Foundry Group, the competitive environment in the casting industry and changes in laws and regulations that govern the Company's business, particularly environmental regulations.

ITEM 3.

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative information about market risk as of June 30, 2002 was addressed in Item 7A of the Company's Form 10-K for the fiscal year ended
June 30, 2002.

The Company's primary interest rate exposures relate to its cash and short-term investments, fixed and variable rate debt and interest rate swaps, which are mainly exposed to changes in short-term interest rates (e.g. USD LIBOR). The potential loss in fair values is based on an immediate change in the net present values of the Company's interest rate-sensitive exposures resulting from a 10%
change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% change in interest rates would have an impact on the Company's earnings before income tax of approximately $564,000 and $453,000 in the first nine months of fiscal 2002 and fiscal 2003, respectively.

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
The potential loss in cash flows and earnings is based on the change in cash flow and earnings over a one-year period resulting from an immediate 10% change in currency exchange rates versus the British pound sterling and Canadian dollar. Based on the Company's holdings of financial instruments at March 31,
2002 and March 31, 2003, a hypothetical 10% depreciation in the British pound sterling and the Canadian dollar versus all other currencies would have an impact on the Company's earnings before income tax of approximately $8,000 and
$32,000 in the first nine months of fiscal 2002 and fiscal 2003, respectively.

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

The Occupational Safety and Health Administration ("OSHA") cited the Company on
September 26, 2002 for 95 alleged violations of Federal Safety and Health regulations at its Atchison, Kansas foundry. OSHA sought penalties totaling
$250,000 in connection with the alleged violations. At OSHA's invitation, the
Company engaged in settlement negotiations with the agency over the alleged violations. During the course of settlement discussions, OSHA withdrew some citations it had classified as "serious," reclassified some "serious" citations to the category "other-than-serious," and declined to withdraw or modify other citations. The parties entered into two Informal Settlement Agreements with OSHA whereby OSHA reduced its proposed penalty to $50,000 and the Company agreed to undertake, within one year, abatement of certain conditions relating to the remaining citations. By entering into the Informal Settlement Agreements, the
Company did not admit that it violated the cited standards for any litigation or purpose other than a subsequent proceeding under the Occupational Safety and
Health Act. No subsequent proceeding is pending or anticipated by the Company at this time. The Company is not able to accurately predict the cost of abatement, but believes it may be as low as approximately $300,000 and as high as approximately $700,000.

In March 2003, the Company and its insurance carrier settled the business interruption portion of the Company's insurance claim relating to the industrial accident at Jahn Foundry on February 25, 1999. As a result, the Company recorded the payment it received as a gain in the third quarter of fiscal 2003, which is presented as Other Income in the Company's Consolidated Statement of Operations.

In March 2003, all of the claims of Deloitte & Touche LLP ("Deloitte") against the Company were dismissed or withdrawn with prejudice, other than Deloitte's breach of contract claim, which the Company believes has no merit and will vigorously defend itself. At the same time, all of Deloitte's claims against certain officers and employees of the Company were dismissed or withdrawn with prejudice, except for a contribution claim that Deloitte has leave to attempt to replead but has not yet done so.

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

                  NOT APPLICABLE

ITEM 5 -          Other Information

                  NOT APPLICABLE

ITEM 6 -          Exhibits and Reports of Form 8-K

                    (A)  Exhibits

                    4.1  Restatement and Modification of the Fourteenth
                         Amendment and Forbearance Agreement to the Credit
                         Agreement dated as of March 11, 2003 (incorporated by
                         reference to Exhibit 4.1 of the Company's Form 8-K
                         filed March 31, 2003)

                    4.2  Amendment to Cash Collateral Use Agreement
                         (incorporated by reference to Exhibit 4.2 of the
                         Company's Form 8-K filed March 31, 2003)

                    4.3  Second Reinstatement and Modification of the Fourteenth
                         Amendment and Forbearance Agreement to the Credit
                         Agreement dated as of April 3, 2003 (incorporated by
                         reference to Exhibit 4.1 of the Company's Form 8-K
                         filed April 14, 2003)

                    4.4  Third Reinstatement and Modification of the Fourteenth
                         Amendment and Forbearance Agreement to the Credit
                         Agreement dated as of April 14, 2003 (incorporated by
                         reference to Exhibit 4.1 of the Company's Form 8-K
                         filed May 8, 2003)

                  4.5        Fourth Reinstatement and Modification of the
                             Fourteenth Amendment and Forbearance Agreement to
                             the Credit Agreement dated as of April 22, 2003
                             (incorporated by reference to Exhibit 4.2 of the
                             Company's Form 8-K filed May 8, 2003)

                  4.6        Fifth Reinstatement and Modification of the
                             Fourteenth Amendment and Forbearance Agreement to
                             the Credit Agreement dated as of April 29, 2003
                             (incorporated by reference to Exhibit 4.3 of the
                             Company's Form 8-K filed May 8, 2003)

                  4.7        Sixth Reinstatement and Modification of the
                             Fourteenth Amendment and Forbearance Agreement to
                             the Credit Agreement dated as of May 3, 2003
                             (incorporated by reference to Exhibit 4.4 of the
                             Company's Form 8-K filed May 8, 2003)

                    99.1(a) Certification of Chief Executive Officer

                    99.1(b) Certification of Chief Financial Officer

                    (B)  Reports on Form 8-K

                    The Company filed a Form 8-K dated February 14, 2003.

                    Items Reported

                    Item 5. Other Events

                    Atchison Casting Corporation announced its results for the second quarter and the first six months ended December 31,
                    2002.

                    Item 7. Financial Statements and Exhibits

                    Press Release dated February 14, 2003.

                    The Company filed a Form 8-K dated March 31, 2003.

                    Items Reported

                    Item 5. Other Events

                    The Company entered into a Reinstatement and Modification of the Fourteenth Amendment and Forbearance Agreement to the
                    Credit Agreement and the Reinstatement and Modification of
                    the Eleventh Amendment to the Note Purchase Agreement. These
                    amendments, among other things, (i) established new
                    financial covenants relating to

                    capital expenditures, minimum cumulative earnings before
                    interest, taxes, depreciation and amortization and certain legal and restructuring expenses; (ii) imposed an obligation on the Company to retain an investment banker or other
                    acceptable third party and develop a timeline for the
                    marketing and sale of the assets of Empire Steel Castings,
                    Inc.; and (iii) extended the deadline for the Company to
                    make a $7.0 million prepayment of these loans from February
                    28, 2003, to March 17, 2003.

                    Item 7. Financial Statements and Exhibits

                    Reinstatement and Modification of the Fourteenth Amendment
                    and Forbearance Agreement to the Credit Agreement dated as of March 11, 2003.

                    Amendment to Cash Collateral Use Agreement

                                       45

                         * * * * * * * * * * * * * * * *

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Atchison Casting Corporation
                                                       (Registrant)

DATE:          May 15, 2003                   /s/ Thomas K. Armstrong, Jr.
                                              ----------------------------------------------
                                              Thomas K. Armstrong, Jr., Chairman of the
                                              Board, President and Chief Executive Officer

DATE:          May 15, 2003                   /s/ Kevin T. McDermed
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

Date:  May 15, 2003

                                              /s/ Thomas K. Armstrong, Jr.
                                              ----------------------------------
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

Date:  May 15, 2003

                                               /s/ Kevin T. McDermed
                                               ---------------------------------
                                               Kevin T. McDermed
                                               Chief Financial Officer
                                               (Principal Financial Officer)

